Form 10-Q
period 2011-07-31
Pandora Media, Inc.
filed 2011-09-02
CIK 1230276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-35198

Pandora Media, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3352630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2101 Webster Street, Suite 1650 Oakland, CA	94612
(Address of principal executive offices)	(Zip Code)

(510) 451-4100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of registrant’s common stock outstanding as of August 25, 2011 was: 161,264,521

Pandora Media, Inc.

FORM 10-Q Quarterly Report

PART I.	FINANCIAL INFORMATION

Item 1. Financial Statements

Pandora Media, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	As of January 31, 2011	As of July 31, 2011
Assets
Current assets:
Cash and cash equivalents	$43,048	$95,307
Accounts receivable, net of allowance of $503 and $670 at January 31 and July 31, 2011, respectively	42,212	51,435
Prepaid expenses and other current assets	3,516	4,171

Total current assets	88,776	150,913
Property and equipment, net	8,683	12,339
Other assets	1,750	1,997

Total assets	$99,209	$165,249

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,965	$2,089
Accrued liabilities	5,532	5,045
Accrued royalties	18,080	24,514
Deferred revenue	15,910	19,203
Accrued compensation	3,815	7,635
Current portion of long-term debt	6,759	—

Total current liabilities	52,061	58,486
Long-term debt	837	—
Preferred stock warrant liability	1,027	—
Other long-term liabilities	1,632	2,337

Total liabilities	55,557	60,823

Redeemable convertible preferred stock, $0.0001 par value: 134,051,713 shares authorized as of January 31, 2011; 133,534,334 shares issued and outstanding as of January 31, 2011; aggregate liquidation preference of $147,891 as of January 31, 2011	126,662	—

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; zero and 10,000,000 shares authorized as of January 31 and July 31, 2011, respectively; no shares issued and outstanding as of January 31 and July 31, 2011

Common stock, $0.0001 par value: 220,000,000 and 1,000,000,000 shares authorized as of January 31 and July 31, 2011, respectively; 14,510,655 and 161,104,355 shares issued and outstanding as of January 31 and July 31, 2011, respectively	1	16
Additional paid-in capital	2,308	198,295
Accumulated deficit	(85,319)	(93,885)

Total stockholders’ equity (deficit)	(83,010)	104,426

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$99,209	$165,249

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2011	2010	2011
Revenue:
Advertising	$26,723	$58,258	$45,169	$101,919
Subscription services and other	4,112	8,708	7,265	16,087

Total revenue	30,835	66,966	52,434	118,006
Costs and expenses:
Cost of revenue	2,503	5,460	4,893	9,820
Product development	1,562	3,426	3,061	6,157
Marketing and sales	6,736	14,502	12,169	27,466
General and administrative	2,880	8,410	5,351	15,353
Content acquisition	14,670	33,723	27,286	62,881

Total costs and expenses	28,351	65,521	52,760	121,677

Income (loss) from operations	2,484	1,445	(326)	(3,671)
Other income (expense):
Interest income	15	1	17	3
Interest expense	(117)	(261)	(217)	(370)
Other expense, net	(750)	(2,976)	(846)	(4,485)

Income (loss) before provision for income taxes	1,632	(1,791)	(1,372)	(8,523)
Provision for income taxes	—	(21)	—	(43)

Net income (loss) and comprehensive income (loss)	1,632	(1,812)	(1,372)	(8,566)
Accretion of redeemable convertible preferred stock	(75)	(40)	(156)	(110)
Increase in cumulative dividends payable upon conversion or liquidation of redeemable convertible preferred stock	(1,946)	(1,328)	(3,829)	(3,648)

Net loss attributable to common stockholders	$(389)	$(3,180)	$(5,357)	$(12,324)

Basic and diluted net loss per share attributable to common stockholders	$(0.04)	$(0.04)	$(0.57)	$(0.25)

Weighted-average number of shares used in computing per share amounts	10,894	82,389	9,396	49,204

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2010	2011
Operating Activities
Net loss	$(1,372)	$(8,566)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	597	1,715
Loss on disposition of assets	(15)	—
Stock-based compensation	428	3,064
Issuance of common stock in exchange for non-employee services	157	—
Remeasurement of preferred stock warrants	869	4,499
Amortization of debt discount	2	1
Amortization of debt issuance costs	—	57
Changes in assets and liabilities:
Accounts receivable	(5,978)	(9,223)
Prepaid expenses and other assets	(118)	(960)
Accounts payable and accrued liabilities	966	(1,138)
Accrued royalties	971	6,434
Accrued compensation	1,463	3,820
Deferred revenue	4,089	3,293
Reimbursement of cost of leasehold improvements	—	375

Net cash provided by operating activities	2,059	3,371

Investing Activities
Purchases of property and equipment	(2,003)	(5,371)
Proceeds from sale of property and equipment	26	—

Net cash used in investing activities	(1,977)	(5,371)

Financing Activities
Borrowings under debt arrangements	3,443	—
Repayments of debt	(82)	(7,596)
Proceeds from exercise of preferred stock warrants	—	165
Proceeds from early exercise of stock options	126	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	22,206	—
Proceeds from initial public offering net of offering costs	—	91,666
Proceeds from issuance of common stock	337	654
Payment of dividends to preferred stockholders at initial public offering	—	(30,630)
Proceeds from buyers in investor offer	7,908	—
Payments to sellers in investor offer	(7,908)	—

Net cash provided by financing activities	26,030	54,259

Net increase in cash and cash equivalents	26,112	52,259
Cash and cash equivalents at beginning of period	16,164	43,048

Cash and cash equivalents at end of period	$42,276	$95,307

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements

1.	Description of Business and Summary of Significant Accounting Policies

Pandora Media, Inc. (the “Company” or “Pandora”) provides an internet radio service in the United States, offering a personalized experience for each of its listeners. The Company has developed a form of radio that uses intrinsic qualities of music to initially create stations that then adapt playlists in real-time based on the individual feedback of each listener.

The Company was incorporated in the State of California in January 2000 as TheSavageBeast.com, Inc. and changed its name in May 2000 to Savage Beast Technologies Incorporated. In July 2005, the Company changed its name to Pandora Media, Inc. In December 2010, it became a Delaware corporation by way of a merger with and into a wholly owned Delaware subsidiary, with the Delaware subsidiary remaining as the surviving corporation with the name Pandora Media, Inc. following the merger.

Initial Public Offering

In June 2011, the Company completed its initial public offering (“IPO”) whereby 14,684,000 shares of common stock were sold to the public at a price of $16.00 per share. The Company sold 6,000,682 common shares and selling stockholders sold 8,683,318 common shares. In July 2011, in connection with the exercise of the underwriters’ overallotment option, 350,000 additional shares of common stock were sold to the public at the initial offering price of $16.00 per share. The Company received aggregate proceeds of $94.5 million from the initial public offering and the underwriter overallotment option, net of underwriters’ discounts and commissions but before deducting offering expenses of $3.6 million. Upon the closing of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into 137,542,912 shares of common stock and outstanding warrants to purchase redeemable convertible preferred stock automatically converted into warrants to purchase 154,938 shares of common stock.

Basis of Presentation

The unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of Pandora Media, Inc. and the Company’s wholly-owned subsidiary located in the Cayman Islands. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. These interim financial results are not necessarily indicative of the results expected for the full fiscal year or for any subsequent interim period.

These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s prospectus filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) of the Securities Act of 1933, as amended on June 15, 2011.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates are used for the allowance for doubtful accounts, stock-based compensation, fair values of financial instruments, fair values of stock awards issued, and income taxes. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, the Company’s financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

Segments

The Company operates in one segment. The Company’s chief operating decision maker (the “CODM”), its Chief Executive Officer, manages the Company’s operations on a consolidated basis for purposes of allocating resources. When evaluating the Company’s financial performance, the CODM reviews separate revenue information for the Company’s advertising, subscription services and other offerings, while all other financial information is reviewed on a consolidated basis. All of the Company’s principal operations and decision-making functions are located in the United States.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company maintains cash and cash equivalents with domestic financial institutions of high credit quality. The Company performs periodic evaluations of the relative credit standing of all of such institutions.

The Company performs ongoing credit evaluations of customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, and review of the invoicing terms of the contract. The Company generally does not require collateral. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Actual credit losses during the fiscal year ended January 31, 2011 and the six months ended July 31, 2011 were not significant.

For the three months ended July 31, 2010, the Company had no customers that accounted for 10% or more of total revenue. For the six months ended July 31, 2010 the Company had one customer that accounted for 10% of the Company’s total revenue. For the three and six months ended July 31, 2011, the Company had one customer that accounted for 16% and 14%, respectively of the Company’s total revenue.

As of January 31 and July 31, 2011 there were no customers that accounted for 10% or more of the Company’s total accounts receivable.

Revenue Recognition

The Company’s revenue is principally derived from advertising services and subscription fees.

The Company recognizes revenue when: (1) persuasive evidence exists of an arrangement with the customer reflecting the terms and conditions under which products or services will be provided; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. For all revenue transactions, the Company considers a signed agreement, a binding insertion order or other similar documentation to be persuasive evidence of an arrangement.

Advertising Revenue. The Company generates advertising revenue primarily from display, audio and video advertising. The Company generates the majority of its advertising revenue through the delivery of advertising impressions sold on a cost per thousand, or CPM, basis. In determining whether an arrangement exists, the Company ensures that a binding arrangement, such as an insertion order or a fully executed customer-specific agreement, is in place. The Company generally recognizes revenue based on delivery information from its campaign trafficking systems. In addition, the Company generates a small amount of referral revenue from performance-based arrangements, which may include the listener performing some action such as clicking on an advertisement and signing up for a membership with that advertiser. The Company records revenue from these performance-based actions when it receives third-party verification reports supporting the number of actions performed in the period. The Company generally has audit rights to the underlying data summarized in these reports.

The Company also generates advertising revenue pursuant to arrangements with advertising agencies and brokers. Under these arrangements, the Company provides the agencies and brokers the ability to sell advertising inventory on the Company’s service directly to advertisers. The Company reports this revenue net of amounts due to agencies and brokers because the Company is not the primary obligor under these arrangements, the Company does not set the pricing, and does not establish or maintain the relationship with the advertisers.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

Subscription and Other Revenue. The Company generates subscription services revenue through the sale of access to a premium version of Pandora internet radio. Subscription revenue is also generated from usage-based fees when a listener who does not have access to a premium version of the Pandora service reaches a maximum number of listening hours on traditional computers in a given month. The listener is required to pay a nominal fee to continue the advertising-supported listening experience on traditional computers for the remainder of the month. Subscription revenue is recognized on a straight-line basis over the subscription period.

Deferred Revenue. Deferred revenue consists of both prepaid but unrecognized subscription revenue and advertising fees received or billed in advance of the delivery or completion of the services or in instances when revenue recognition criteria have not been met. Deferred revenue is recognized when the services are provided and all revenue recognition criteria have been met.

Multiple-Element Arrangements. The Company enters into arrangements with customers to sell advertising packages that include different media placements or ad services that are delivered at the same time, or within close proximity of one another.

For the fiscal year ended January 31, 2011, because the Company had not yet established the fair value for each element and the Company’s agreements contained mid-campaign cancellation clauses, advertising sales revenue was recognized as the lesser of (1) revenue calculated on a time-based straight-line basis over the term of the contract, (2) revenue calculated on a proportional performance basis, based on an average CPM rate for the entire campaign multiplied by the number of impressions delivered to date, and (3) revenue earned on the delivered media and price as specified on the applicable insertion order.

Beginning on February 1, 2011, the Company adopted new authoritative guidance on multiple element arrangements, using the prospective method for all arrangements entered into or materially modified from the date of adoption. Under this new guidance, the Company allocates arrangement consideration in multiple-deliverable revenue arrangements at the inception of an arrangement to all deliverables or those packages in which all components of the package are delivered at the same time, based on the relative selling price method in accordance with the selling price hierarchy, which includes: (1) vendor-specific objective evidence (“VSOE”) if available; (2) third-party evidence (“TPE”) if VSOE is not available; and (3) best estimate of selling price (“BESP”) if neither VSOE nor TPE is available.

VSOE. The Company determines VSOE based on its historical pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices for these services fall within a reasonably narrow pricing range. The Company has not historically priced its advertising products within a narrow range. As a result, the Company has not been able to establish VSOE for any of its advertising products.

TPE. When VSOE cannot be established for deliverables in multiple element arrangements, the Company applies judgment with respect to whether it can establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy differs from that of its peers and its offerings contain a significant level of differentiation such that the comparable pricing of services cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor services’ selling prices are on a stand-alone basis. As a result, the Company has not been able to establish selling price based on TPE.

BESP. When it is unable to establish selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the service were sold on a stand-alone basis. BESP is generally used to allocate the selling price to deliverables in the Company’s multiple element arrangements. The Company determines BESP for deliverables by considering multiple factors including, but not limited to, prices it charges for similar offerings,

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

market conditions, competitive landscape and pricing practices. The Company limits the amount of allocable arrangement consideration to amounts that are fixed or determinable and that are not contingent on future performance or future deliverables. The Company will regularly review BESP. Changes in assumptions or judgments or changes to the elements in the arrangement could cause a material increase or decrease in the amount of revenue that the Company reports in a particular period.

The Company recognizes the relative fair value of the media placements or ad services as they are delivered assuming all other revenue recognition criteria are met.

Fair Value Measurements of Financial Instruments

The Company records cash equivalents and preferred stock warrant liability at fair value.

Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Fair value measurements are required to be disclosed by level within the following fair value hierarchy:

Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 – Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 – Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. On a recurring basis, the Company measures at fair value certain financial assets and liabilities, which consist of cash equivalents.

The Company’s cash equivalents are classified as Level 1 of the fair value hierarchy because they are valued primarily using quoted market prices, or alternative pricing sources and models utilizing market observable inputs with reasonable levels of price transparency.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

The fair value of these financial assets and liabilities was determined using the following inputs at January 31 and July 31, 2011:

	Fair Value Measurement Using			Total
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Fair values as of January 31, 2011
Assets:
Money market funds	$38,074	$—	$—	$38,074

Total assets measured at fair value	$38,074	$—	$—	$38,074

Liabilities:
Preferred stock warrants	$—	$—	$1,027	$1,027

Total liabilities measured at fair value	$—	$—	$1,027	$1,027

Fair values as of July 31, 2011
Assets:
Money market funds	$86,250	$—	$—	$86,250

Total assets measured at fair value	$86,250	$—	$—	$86,250

The Company’s preferred stock warrants were categorized as Level 3 because they were valued based on unobservable inputs and management’s judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such financial instruments. These assumptions are inherently subjective and involve significant management judgment.

The Company performed a fair value assessment of the preferred stock warrant inputs at the end of each reporting period. The fair value of the preferred stock warrant liability was estimated using an enterprise value option pricing model.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

Any change in fair value is recognized as a component of other expense, net, on the statements of operations. These warrants to purchase redeemable convertible preferred stock were converted into warrants to purchase shares of common stock at the applicable conversion rate for the related convertible preferred stock upon the closing of the Company’s IPO on June 20, 2011. The warrants were revalued upon the closing of the IPO using an option pricing model. As such, as of July 31, 2011 the redeemable convertible preferred stock warrant liability is zero.

The following table presents a reconciliation for the preferred stock warrants measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) for the three and six months ended July 31, 2010 and 2011 (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2011	2010	2011
Beginning balance	$267	$2,550	$300	$1,027

Remeasurement of preferred stock warrants	760	2,976	869	4,499
Exercise of preferred stock warrants	—	(3,374)	(142)	(3,374)
Conversion of preferred stock warrants to common stock warrants	—	(2,152)	—	(2,152)

Ending balance	$1,027	$—	$1,027	$—

Preferred Stock Warrant

Prior to the Company’s IPO, warrants to purchase the Company’s redeemable convertible preferred stock were classified as liabilities on the Company’s balance sheet. The Company remeasured the fair value of these warrants at each balance sheet date and any changes in fair value were recognized as a component of other income (expense) in the Company’s statements of operations. The Company performed the final remeasurement of the warrants at the closing date of the IPO and recorded an expense of $3.0 million arising from the revaluation.

The Company estimated the fair value of these warrants using an option valuation model, which included the estimated fair value of the underlying preferred stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, and expected dividends on and expected volatility of the price of the underlying preferred stock. The Company recorded losses of approximately $0.8, $0.9 million, $3.0 million, and $4.5 million arising from the revaluation of the convertible preferred stock warrant liability for the three and six months ended July 31, 2010 and 2011, respectively.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13 regarding Accounting Standard Codification (“ASC”) Subtopic 605-25, Revenue Recognition – Multiple-element Arrangements. This ASU addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 requires companies to allocate the overall consideration to each deliverable by using a BESP of individual deliverables in the arrangement in the absence of VSOE or other TPE of the selling price. The changes under ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified subsequent to adoption. The Company adopted the changes under ASU 2009-13 effective February 1, 2011. Under the previous accounting guidance, the Company treated its multiple element arrangements as a single unit of accounting as the Company generally did not have evidence of fair value for its undelivered elements. Under the new guidance, the Company will use BESP when neither VSOE nor TPE are available. As a result, the Company is able to recognize the relative fair value of the elements as they are delivered, assuming other revenue recognition criteria are met. As a result of implementing ASU 2009-13, the Company recognized $2.7 million and $4.3 million as revenue in the three and six months ended July 31, 2011, respectively, that would have been deferred under the previous guidance for multiple element arrangements.

In May 2011, the FASB issued ASU 2011-04 regarding ASC Topic 820 “Fair Value Measurement.” This ASU updates accounting guidance to clarify how to measure fair value to align the guidance surrounding Fair Value Measurement within GAAP and International Financial Reporting Standards. In addition, the ASU updates certain requirements for measuring fair value and for disclosure around fair value measurement. It does not require additional fair value measurements and the ASU was not intended to establish valuation standards or affect valuation practices outside of financial reporting. This ASU will be effective for the Company’s fiscal year beginning February 1, 2012. Early adoption is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This ASU amends the ASC to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the ASC in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

2.	Financial Instruments

Cash and cash equivalents consisted of the following:

	As of January 31, 2011	As of July 31, 2011
	(in thousands)
Cash and cash equivalents:
Cash	$4,974	$9,057
Money market funds	38,074	86,250

Total cash and cash equivalents	$43,048	$95,307

As of January 31 and July 31, 2011 the cost basis of the Company’s cash and cash equivalents approximated their fair values and as a result, no unrealized gains or losses were recorded as of January 31 and July 31, 2011.

3.	Commitments and Contingencies

Legal Proceedings

Pandora has been in the past, and continues to be, a party to privacy and patent infringement litigation which has consumed, and may continue to consume, financial and managerial resources. The Company is also from time to time subject to various other legal proceedings and claims arising in the ordinary course of its business. While the results of currently pending litigation are uncertain and not reasonably estimable at this time, the Company does not believe the ultimate resolution of any pending legal matters is likely to have a material adverse effect on its business, financial position, results of operations or cash flows.

Between December 2010 and February 2011, three putative class action lawsuits were filed against Pandora in the U.S. District Court for the Northern District of California, alleging that it, along with other defendant corporations, unlawfully accessed and transmitted personally identifiable information of the plaintiffs in connection with their use of iPhone and iPad applications, and seeking damages and injunctive relief. These three cases were subsequently consolidated into one matter, In re iPhone Application, and Pandora was not named as a defendant in the amended consolidated complaint, although the Company is still subject to discovery requests.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

On December 30, 2010, a similar putative class action suit was filed in the Superior Court of the Province of Quebec, District of Montreal, Canada. On April 1, 2011, plaintiffs’ counsel confirmed to Pandora’s counsel that plaintiffs concede Pandora’s application cannot be downloaded in Canada and therefore plaintiffs will, as soon as the court’s procedures permit, file a voluntary dismissal of the complaint as against Pandora.

On January 7, 2011, a putative class action lawsuit was filed against Pandora in the Circuit Court of Washington County, Arkansas, seeking damages for the alleged unauthorized access and use of plaintiffs’ computers through the placement of embedded Adobe Flash cookies.

Between March and June 2011, six putative class action lawsuits were filed against Pandora in the U.S. District Courts for the Southern District of New York, the District of Alabama, the Central District of California, and the District of Puerto Rico alleging that it, along with other defendant corporations, unlawfully accessed and transmitted personally identifiable information of the plaintiffs in connection with their use of iPhone and iPad applications, and seeking damages and injunctive relief. Petitions have been filed to transfer all of these actions to the Northern District of California to be litigated together with the In re iPhone Application case discussed above.

In May 2011, a putative class action lawsuit was filed in the United States District Court for the Middle District of Florida against Google, Inc. In June 2011 the complaint was amended to name Pandora as a defendant. The complaint alleges that the defendant class created, collected or transferred user location data or other sensitive user information to Google and seeks damages and injunctive relief. The complaint has not been served upon Pandora.

In June 2011, a putative class action lawsuit was filed against Pandora in the United States District Court for the Northern District of California alleging that it unlawfully accessed and transmitted personally identifiable information of the plaintiffs in connection with their use of the Company’s Android mobile application.

In July 2011, a putative class action lawsuit was filed against Pandora in the United States District Courts for the Northern District of California alleging that it, along with other defendant corporations, unlawfully accessed and transmitted personally identifiable information of the plaintiffs in connection with their use of iPhone and iPad applications.

In addition to civil liability, the privacy lawsuits include allegations of violations of criminal statutes, and if the Company were found liable, there would be additional risk of criminal penalties. Each of these cases is at an early stage and the Company has not had time to fully investigate the allegations. However, the Company currently believes that it has substantial and meritorious defenses to these claims and intends to vigorously defend its position.

On April 9, 2009, a lawsuit was filed against Pandora by Zamora Radio LLC in the U.S. District Court for the Southern District of Florida, Miami Division, alleging that it, along with other defendants, infringe a Zamora patent and seeking injunctive relief and monetary damages. The Company filed a motion for summary judgment of no infringement on April 22, 2010, which the court granted on November 5, 2010. Zamora has indicated that it will appeal; however, a judgment adjudicating all the claims with respect to all the parties has not yet been entered because a single defendant’s motion to dismiss remains pending.

In April 2011, Augme Technologies, Inc. filed a complaint in the United States District Court for the District of Delaware against Pandora alleging patent infringement. The complaint alleges that Pandora infringes an Augme patent and seeks injunctive relief and monetary damages. The Company currently believes that it has substantial and meritorious defenses to these claims and intends to vigorously defend its position.

The outcome of any litigation is inherently uncertain. Based on the Company’s current knowledge it believes that the final outcome of the matters discussed above will not likely, individually or in the aggregate, have a material adverse effect on its business, financial position, results of operations or cash flows; however, in light of the uncertainties involved in such matters, there can be no assurance that the outcome of each case or the costs of litigation, regardless of outcome, will not have a material adverse effect on the Company’s business.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

4.	Income Taxes

For the three and six months ended July 31, 2010 we recorded no income tax expense. For the three and six months ended July 31, 2011 we recorded income tax expense of approximately $21,000 and $43,000, respectively. The effective tax rates for the three and six months ended July 31, 2011 were less than one percent based on our estimated tax loss for the fiscal year. We recorded tax expense for state minimum, capital and gross receipts taxes.

There were no material changes to our unrecognized tax benefits in the three and six months ended July 31, 2011 and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Because of our history of tax losses, all years remain open to tax audit.

5.	Debt Instruments

In December 2008, the Company entered into a credit facility with a financial institution. The amount of borrowings available under the credit facility was based on the Company’s monthly accounts receivable balance and amounts borrowed were collateralized by the Company’s personal property. As of January 31, 2011 the interest rate was 4.5%. In February 2011, the credit facility was extended to June 2011. As of January 31, 2011, the Company’s outstanding balance under the credit facility was $6.0 million. The collateral for the amended credit facility consisted of all Company personal and intellectual property other than property securing the equipment financing line described below. On May 13, 2011, the credit facility was paid in full and terminated.

In September 2009, the Company entered into a $2.0 million equipment financing line with a financial institution. Each draw on the equipment financing line bore interest at the rate of 9.0% per annum and matured in 36 months. For the first six months after each advance, the Company was required to pay interest only, after which the Company was required to make 30 equal monthly payments of interest and principal. As of January 31, 2011 the Company had drawn $1.6 million on the equipment financing line, with the latest draw maturing in September 2013. The collateral for the equipment financing line consisted of all equipment purchased under the agreement by the Company. On May 13, 2011, the September 2009 equipment financing line was paid in full and terminated.

On May 13, 2011, the Company entered into a $30 million credit facility with a syndicate of financial institutions. The amount of borrowings available under the credit facility at any time is based on the Company’s monthly accounts receivable balance at such time, and the amounts borrowed are collateralized by the Company’s personal property (including such accounts receivable but excluding intellectual property). At the option of the Company, drawn amounts under the credit facility will bear an interest rate of either (i) an adjusted London Interbank offered, or LIBO, rate plus (A) 3.00% (if the debt outstanding is greater than or equal to $15 million) or (B) 2.75% (if the debt outstanding is less than $15 million) or (ii) an alternate base rate plus (x) 2.00% (if the debt outstanding is greater than or equal to $15 million) or (y) 1.75% (if the debt outstanding is less than $15 million). The adjusted LIBO rate is the LIBO rate for a particular interest period multiplied by the statutory reserve rate. The alternate base rate is the greatest of the prime rate, the federal funds effect rate plus 0.5% and the adjusted LIBO rate plus 1%. In addition, the Company pays a non-usage charge on the available balance. The non-usage charge is 0.5% if the debt outstanding is greater than or equal to $15 million and .625% if the debt outstanding is less than $15 million. As of July 31, 2011, the Company had drawn $0 and had $30 million of available borrowing capacity under the credit facility. The credit facility contains customary events of default, conditions to borrowing and covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur debt, incur liens and make distribution to stockholders. The credit facility also includes a financial covenant requiring the maintenance of minimum liquidity of at least $5 million. During the continuance of an event of a default, the lenders may accelerate amounts outstanding, terminate the credit facility and foreclose on all collateral.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

6.	Stock-based Compensation Plans and Awards

Stock Compensation Plans

In February 2000, the board of directors of the Company adopted the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). In March 2004, the board of directors of the Company adopted the 2004 Stock Option Plan (the “2004 Plan”), which provides for the issuance of incentive and non-statutory options to employees and nonemployees of the Company.

In May 2011, the Company adopted the Pandora Media, Inc. 2011 Equity Incentive Plan (the “2011 Plan”), which became effective concurrently with the effectiveness of the Company’s registration statement on Form S-1 on June 14, 2011. The 2011 Plan provides for the issuance of stock options, restricted stock units and other stock-based awards. Shares of common stock reserved for issuance under the 2011 Plan include (a) 12,000,000 shares of common stock initially reserved for issuance under the 2011 Plan plus (b) 1,506,424 shares of common stock previously reserved but unissued under the 2004 Plan as of June 14, 2011 that are now available for issuance under the 2011 Plan. To the extent awards outstanding as of June 14, 2011 under the 2004 Plan expire or terminate for any reason prior to exercise or would otherwise return to the share reserve under the 2004 Plan, the shares of common stock subject to such awards will instead be available for future issuance under the 2011 Plan. On the first day of each fiscal year, starting with February 1, 2012, the number of shares in the reserve will increase by the lesser of (x) 10,000,000 shares, (y) 4.0% of the outstanding shares of common stock on the last day of the prior fiscal year and (z) another amount determined by the Company’s board of directors. The 2011 Plan is scheduled to terminate in 2021, unless the board of directors determines otherwise.

The 2000 Plan, 2004 Plan and 2011 Plan are administered by the compensation committee of the board of directors of the Company.

Valuation of Awards

The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Month Ended July 31,		Six Month Ended July 31,
	2010	2011	2010	2011
Expected life (in years)	5.73-7.01	5.82-6.08	5.70-7.01	5.73-7.02
Risk-free interest rate	1.79-5.04%	1.70-2.78%	1.79-5.03%	1.70-3.30%
Expected volatility	49-64%	54.43%	49-64%	53.75-56.75%
Expected dividend yield	0%	0%	0%	0%

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

Stock Options. A summary of stock option activity for the six months ended July 31, 2011 is as follows:

	Options Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate(1) Intrinsic Value
	(in thousands, except share and per share data)
Balance as of January 31, 2011	33,407,775	$0.63	$83,960

Granted	6,766,325	8.18
Exercised	(2,700,105)	0.24
Cancelled	(580,269)	2.50

Balance as of July 31, 2011	36,893,726	$2.01	$484,396

Options available for grant at July 31, 2011	12,113,435

(1)	Amounts represent the difference between the exercise price and the fair value of common stock at period end for all in the money options outstanding based on the fair value per share of common stock of $15.09 as of July 31, 2011.

Restricted Stock.

During the six months ended July 31, 2011, Pandora granted approximately 5,000 restricted stock units under the 2011 Plan at a weighted average value of $17.78. The fair value of the restricted stock units is expensed ratably over the vesting period. The Company recorded stock-based compensation expense related to restricted stock units of $3,000 during the three and six months ended July 31, 2011. As of July 31, 2011, total compensation cost not yet recognized of $74,000 related to non-vested restricted stock units, is expected to be recognized over a weighted average period of 0.96 years.

Stock-based Compensation Expenses

The weighted-average fair value of stock option grants made during the three and six months ended July 31, 2010 and 2011 was $0.52, $0.41, $8.58 and $4.50, respectively. As of July 31, 2011, total compensation cost related to stock options granted, but not yet recognized, was $34.3 million which the Company expects to recognize over a weighted-average period of approximately 3.69 years.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

The total grant date fair value of stock options vested during the three and six months ended July 31, 2010 and 2011 was $0.2 million, $0.4 million, $1.1 million and $1.8 million, respectively. The aggregate intrinsic value of all options and warrants exercised during the three and six months ended July 31, 2010 and 2011 was $0.1 million, $0.5 million, $23.2 million and $27.5 million, respectively.

Stock-based compensation expenses related to all employee and non-employee stock-based awards was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2011	2010	2011
	(unaudited)		(unaudited)
Stock-based compensation expenses:
Cost of revenue	$5	$148	$11	$212
Product development	43	413	83	590
Marketing and sales	82	1,079	158	1,502
General and administrative	106	488	176	760

Total stock-based compensation, recorded in costs and expenses	$236	$2,128	$428	$3,064

7.	Redeemable Convertible Preferred Stock

In fiscal 2012, through the closing date of the Company’s IPO, the Company accrued dividends of $3.6 million on the redeemable convertible preferred stock. Upon the closing of the IPO on June 20, 2011, all outstanding redeemable convertible preferred stock was converted into shares of common stock at the contractual conversion ratios per the relevant redeemable preferred stock purchase agreements. As of the Company’s IPO, there will be no further convertible preferred share dividends as all outstanding convertible preferred stock has been converted. On the closing date of the IPO the Company paid $30.6 million in dividends to the holders of redeemable convertible preferred stock.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

8.	Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, convertible preferred stock warrants and redeemable convertible preferred stock, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2011	2010	2011
Numerator

Net income (loss)	$1,632	$(1,812)	$(1,372)	$(8,566)
Accretion of redeemable convertible preferred stock	(75)	(40)	(156)	(110)

Increase in cumulative dividends payable upon conversion of liquidation of redeemable convertible preferred stock	(1,946)	(1,328)	(3,829)	(3,648)

Net loss attributable to common stockholders	$(389)	$(3,180)	$(5,357)	$(12,324)

Denominator

Weighted-average common shares outstanding used in computing basic and diluted net loss per share	10,894	82,389	9,396	49,204

Net loss per share, basic and diluted	$(0.04)	$(0.04)	$(0.57)	$(0.25)

Net loss was increased by the cumulative dividends payable upon conversion or liquidation of redeemable convertible preferred shares earned during the period to arrive at net loss attributable to common stockholders for the three and six months ended July 31, 2010. For the three and six months ended July 31, 2011 dividends were accrued up through the conversion at the close of the IPO.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive (in thousands):

	As of July 31,
	2010	2011
Options to purchase common stock	30,908	36,894
Warrants to purchase convertible preferred stock	403	—
Warrants to purchase common stock	—	155
Convertible preferred stock	137,295	—

Total common stock equivalents	168,606	37,049

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (“Securities Act”) on June 15, 2011. All references herein to a fiscal year refer to the 12 months ended January 31 of such year, and references to the first, second, third and fourth fiscal quarters refer to the three months ended April 30, July 31, October 31 and January 31, respectively.

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on June 15, 2011. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

Pandora is the leader in internet radio in the United States, offering a personalized experience for each of our listeners. We have pioneered a new form of radio – one that uses intrinsic qualities of music to initially create stations and then adapts playlists in real-time based on the individual feedback of each listener. In July 2011, we had over 100 million registered users, which we define as the total number of accounts that have been created for our service at period end, and we added a new registered user every second on average. For the six months ended July 31, 2011, we streamed 3.4 billon hours of radio listening and as of July 31, 2011, we had 37 million active users. We have more than a 60% share of internet radio listening time among the top 20 stations and networks in the United States, according to a May 2011 report by Ando. Since we launched the Pandora service in 2005, our listeners have created over 1.8 billion stations.

In 2000, we started the Music Genome Project, and since then we have continuously built our song catalog, refined the genotyping model and developed proprietary algorithms for building personalized playlists for our listeners based both on our analysis and feedback data from our listeners. In July 2005, leveraging our investment in the Music Genome Project, we launched the Pandora service as a free, advertising-supported internet radio service. In May 2007 we introduced the first mobile version of our service primarily for use on cellular phones. By the end of that fiscal year, we had over 10 million registered users.

We launched the Pandora app for smartphones on the iPhone in July 2008, and have subsequently launched on Android and Blackberry phones. Driven in large part by the popularity of the Pandora apps, growth in the overall smartphone market and increased adoption of our traditional computer-based service, by the end of that fiscal year we had over 22 million registered users.

One key element of our strategy is to make the Pandora service available everywhere in the United States that there is internet connectivity. To this end, in 2006 we began to partner with manufacturers of home entertainment systems and other consumer electronics products to integrate the Pandora service with their products. In 2009 we began to develop relationships with major automobile manufacturers and their suppliers to introduce the Pandora service for automobiles. We are currently available on models of Ford Motor Company, Mercedes-Benz, MINI and BMW and Scion. Additionally, Chevrolet, Buick, GMC, Hyundai and Toyota have publicly announced their plans for future Pandora integrations.

Our comedy service, which we launched in May 2011, leverages similar technology to the technology underlying the Music Genome Project, allowing a listener to choose a favorite comedian or a genre as a seed to start a station and then give feedback to personalize that station. Our comedy collection includes content from more than 700 comedians with more than 10,000 tracks.

We derive the substantial majority of our revenue from the sale of display, audio and video advertising for delivery across our traditional computer-based, mobile and other connected device platforms. We also offer a paid subscription service to listeners, which we call Pandora One. While historically our revenue growth has been principally attributable to selling display advertising through our traditional computer-based platform, the rapid adoption of our service on mobile and other connected devices is changing this mix. This expansion of our services also presents an opportunity for us to reach our audience anytime, anywhere they enjoy music, and therefore offer additional distribution channels to current and potential advertisers for delivery of their advertising messages.

Growth in our active users and distribution platforms has fueled a corresponding growth in listener hours. Our total number of listener hours is a key driver for both revenue generation opportunities and content acquisition expenses, which are the largest component of our operating expenses:

•

Revenue. Listener hours define the number of opportunities we have to sell advertisements, which we refer to as inventory. Our ability to attract advertisers depends in large part on our ability to offer sufficient inventory within desired demographics. In turn, our ability to generate revenue depends on the extent to which we are able to sell the inventory we have.

•

Content Acquisition Expenses. Listener hours drive substantially all of our content acquisition expenses. We pay royalties to the copyright owners of both sound recordings and the underlying musical works themselves, and we record these royalties as content acquisition expenses. Under U.S. law, we are guaranteed the right to stream any lawfully released sound recordings, and royalties are negotiated with and paid through performance rights organizations such as SoundExchange for sound recordings and Broadcast Music, Inc., or BMI, the American Society of Composers, Authors and Publishers, or ASCAP, and SESAC Inc., or SESAC, for musical works. Royalties are calculated using negotiated rates documented in master royalty agreements and based on revenue earned or other usage measures. If we cannot agree on royalty rates, the dispute will be resolved by the Copyright Royalty Board, or CRB, in the case of SoundExchange, and by the rate court in the case of BMI and ASCAP. In May 2011, we started streaming spoken word comedy content, for which the underlying literary works are not currently entitled to eligibility for licensing by any performing rights organization for the United States. Rather, pursuant to industry-wide custom and practice, this content is performed absent a specific license from any such performing rights organization, however we pay royalties to Sound Exchange at federally negotiated rates for the right to stream this spoken word comedy content.

Given the royalty structures in effect with respect to content acquisition, our content acquisition costs increase with each additional listener hour, regardless of whether we are able to generate more revenue. As such, our ability to achieve operating leverage depends on our ability to increase our revenue per hour of streaming through increased advertising sales.

As our mobile listenership increases, we face new challenges in optimizing our advertising products for delivery on mobile and other connected device platforms. The mobile advertising market is nascent and faces technical challenges due to fragmented platforms and lack of standard audience measurement protocols.

In addition, we expect to increase the number of audio ad campaigns for both traditional computer-based and mobile platforms, placing us in more direct competition with broadcast radio for advertiser spending, and these advertisers predominantly focus on local advertising. By contrast, display advertisers have been predominantly national brands. Our success selling audio ads in large part may require us to convince a substantial base of local advertisers of the benefits of advertising on the Pandora service.

In fiscal 2011, we began to substantially increase our expenditures for product development, marketing and sales and general and administrative expenses to generate growth and provide support infrastructure for that anticipated growth. We expect that this increased level of operating expenses will continue into the future.

As a result of the foregoing factors, we expect to continue to incur operating losses on an annual basis through at least the end of fiscal 2012.

Recent Developments

On June 20, 2011, we consummated an initial public offering (“IPO”) consisting of 14,684,000 shares of our common stock for $16.00 per share, including 6,000,682 shares issued and sold by us, and on July 19, 2011, we settled the underwriter’s exercise of their over-allotment option for an additional 350,000 shares issued and sold by us. The net proceeds to us from the initial public offering, including the over-allotment, were partially used to pay accrued dividends on our preferred stock, with the remaining net proceeds to be used for general corporate purposes.

We began to roll out a new website for our traditional computer-based services in July 2011. This web site redesign is being implemented incrementally over time and is intended to enhance the user experience.

Key Metrics

We track listener hours because it is a key indicator of the growth of our business and the number of active users as an additional indicator of the breadth of audience we are reaching at a given time, which is particularly important to potential advertisers. The tables below set forth our listener hours for the three and six months ended July 31, 2010 and 2011, and our active users as of January 31 and July 31, 2011.

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2011	2010	2011
Listener hours (in billions)	0.8	1.8	1.5	3.4

	As of January 31, 2011	As of July 31, 2011
Active users (end of period, in millions)	29	37

Listener hours are defined as the aggregate amount of time listeners have used our service in a given period and are discussed in greater detail in “Overview,” above.

Active users are defined as the number of distinct registered users that have requested audio from our servers within the trailing 30 days to the end of the final calendar month of the period. The number of active users may overstate the number of unique individuals who actively use our service within a month as one individual may register for, and use, multiple accounts.

Basis of Presentation

Revenue

Advertising Revenue. We generate advertising revenue primarily from display, audio and video advertising, which is typically sold on a cost-per-thousand impressions, or CPM, basis. Advertising campaigns typically range from one to 12 months, and advertisers generally pay us based on a minimum number of impressions or the satisfaction of other criteria, such as click-throughs. We may earn referral revenue when, for example, a listener clicks on an advertisement and signs up for membership with an advertiser. We also have arrangements with advertising agencies and brokers pursuant to which we provide the ability to sell advertising inventory on our service directly to advertisers. We report revenue under these arrangements net of amounts due to agencies and brokers.

For the three and six months ended July 31, 2010 and 2011, respectively, advertising revenue accounted for 87%, 86%, 87% and 86% of our total revenue. We expect that advertising will comprise a substantial majority of revenue for the foreseeable future.

Subscription Services and Other Revenue. We generate subscription revenue through the sale of access to a premium version of the Pandora service for $36 per year, which currently includes higher quality audio and an ad free environment. We receive the full amount of the subscription payment at the time of sale; however, subscription revenue is recognized on a straight-line basis over the subscription period. In addition, for listeners who are not subscribers, we limit usage of our advertising-supported service on traditional computers to 40 hours per month. Listeners who reach this limit may continue to use this service by paying $0.99 for the remainder of the month. We include this revenue in subscription revenue. For the three and six months ended July 31, 2010 and 2011, respectively, subscription services and other revenue accounted for 13%, 14%, 13% and 14% of our total revenue.

Deferred Revenue. Our deferred revenue consists principally of both prepaid but unrecognized subscription revenue and advertising fees received or billed in advance of the delivery or completion of the delivery of services. Deferred revenue is recognized as revenue when the services are provided and all other revenue recognition criteria have been met.

Costs and Expenses

Costs and expenses consist of cost of revenue, product development, marketing and sales, general and administrative and content acquisition expenses. Content acquisition expenses are the most significant component of our costs and expenses followed by employee-related costs, which includes stock-based compensation expenses. We expect to continue to hire new employees in order to support our anticipated growth as a public company. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue. We anticipate that our costs and expenses will increase in absolute dollars in the future.

Cost of Revenue. Cost of revenue consists of the infrastructure costs related to content streaming, maintaining our internet radio service and creating and serving advertisements through third-party ad servers, including the employee and employee-related costs associated with supporting these functions. We make payments to third-party ad servers for the period the advertising impressions or click-through actions are delivered or occur, and accordingly, we record this as a cost of revenue in the related period.

Product Development. Product development expenses consist of employee compensation, information technology, consulting, facilities-related expenses and costs associated with supporting consumer connected-device manufacturers in implementing our service in their products. We incur product development expenses primarily for improvements to our website and the Pandora app, development of new advertising products and development and enhancement of our personalized station(s) generating system. We expense product development as incurred. We intend to continue making significant investments in developing new products and enhancing the functionality of our existing products.

Marketing and Sales. Marketing and sales expenses include salaries, commissions and benefits related to employees in sales, marketing and advertising departments. In addition, marketing and sales expenses include third-party marketing, branding, advertising and public relations expenses, as well as facility and other supporting overhead costs. We expect marketing and sales expenses to increase as we hire additional personnel to build out our sales force and ad operations team and expand our business development team to establish relationships with manufacturers of an increasing number of connected devices.

General and Administrative. General and administrative expenses include employee salaries and benefits for finance, accounting, legal, internal information technology and other administrative personnel. In addition, general and administrative expenses include outside legal and accounting services, facility and other supporting overhead costs and merchant and other transaction costs, such as credit card fees. We expect to incur significant additional expenses in future periods as we continue to invest in corporate infrastructure, including adding personnel and systems to our finance and administrative functions. We also expect to incur additional expenses associated with being a public company, including increased legal and accounting costs, investor relations costs and compliance costs in connection with section 404 of the Sarbanes-Oxley Act.

Content Acquisition. Content acquisition expenses principally consist of royalties paid for streaming music or other content to our listeners. Royalties are calculated using negotiated rates documented in master royalty agreements and are based on both percentage of revenue and listener metrics. For example, under some royalty arrangements we pay a fee per track or fee per session, while in other cases we pay royalties based on a percentage of our revenue. In still other cases we pay royalties based on a combination of these metrics. We periodically test our royalty calculation methods to ensure we are accurately reporting and paying royalties. The performance rights organizations have the right to audit our playlist and payment records, and any such audit could result in disputes over whether we have paid the proper royalties. If such a dispute were to occur, we could be required to pay additional royalties and the amounts involved could be material.

In July 2009 we, together with other webcasters, negotiated new royalty rates on performances with SoundExchange for calendar years 2006 to 2015. The agreement reduced rates originally established by the CRB for calendar years 2006 to 2010 and established new rates for calendar years 2011 to 2015. Prior periods reflect these reduced rates where applicable.

Provision for Income Taxes. Since our inception, we have been subject to income taxes only in the United States. In the event we expand our operations outside the United States, we will become subject to taxation based on the foreign statutory rates and our effective tax rate could fluctuate accordingly.

Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted statutory income tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.

Results of Operations

The following table presents our results of operations for the periods indicated as a percentage of total revenue. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2011	2010	2011
	(unaudited)		(unaudited)
Revenue:
Advertising	87%	87%	86%	86%
Subscription services and other	13	13	14	14

Total revenue	100	100	100	100
Costs and expenses:
Cost of revenue (1)	8	8	9	8
Product development(1)	5	5	6	5
Marketing and sales(1)	22	22	23	23
General and administrative(1)	9	13	10	13
Content acquisition	48	50	52	53

Total costs and expenses	92	98	101	103

Income (loss) from operations	8	1	(1)	(3)
Other income (expense):
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other expense, net	(2)	(4)	(2)	(4)

Income (loss) before provision for income taxes	5	(3)	(3)	(7)
Provision for income taxes	—	—	—	—

Net income (loss)	5%	(3%)	(3%)	(7%)

(1) Includes stock-based compensation as follows:

Cost of revenue	0.0%	0.2%	0.0%	0.2%
Product development	0.1	0.6	0.2	0.5
Marketing and sales	0.3	1.6	0.3	1.3
General and administrative	0.3	0.7	0.3	0.6

Comparison of the Three and Six Months Ended July 31, 2010 and 2011

Revenue

	Three Months Ended July 31,		$ Change	Six Months Ended July 31,		$ Change
	2010	2011		2010	2011
	(in thousands)			(in thousands)
Advertising	$26,723	$58,258	$31,535	$45,169	$101,919	$56,750
Subscription services and other	4,112	8,708	4,596	7,265	16,087	8,822

Total revenue	$30,835	$66,966	$36,131	52,434	118,006	65,572

Three months ended 2010 compared to 2011. Advertising revenue increased $31.6 million due to increases in the number of advertising campaigns enabled by higher listener hours and higher spending on campaigns by our largest advertisers. Subscription revenue increased $4.6 million due to an increase of 116% in the number of subscribers.

Six months ended 2010 compared to 2011. Advertising revenue increased $56.8 million due to increases in the number of advertising campaigns enabled by higher listener hours and higher spending on campaigns by our largest advertisers. Subscription revenue increased $8.8 million due to an increase of 116% in the number of subscribers.

Costs and Expenses

Cost of Revenue

	Three Months Ended July 31,		$ Change	Six Months Ended July 31,		$ Change
	2010	2011		2010	2011
	(in thousands)			(in thousands)
Cost of revenue	$2,503	$5,460	$2,957	$4,893	$9,820	$4,927

Three months ended 2010 compared to 2011. Cost of revenue increased $3.0 million due to a $2.0 million increase in hosting services costs as a result of a 125% increase in listener hours and a $0.8 million increase due to higher employee-related expenses driven by a 100% increase in headcount and higher overall compensation.

Six months ended 2010 compared to 2011. Cost of revenue increased $4.9 million due to a $3.6 million increase in hosting services costs as a result of a 125% increase in listener hours and a $1.2 million increase in employee-related expenses driven by a 100% increase in headcount and higher overall compensation.

Product Development

	Three Months Ended July 31,		$ Change	Six Months Ended July 31,		$ Change
	2010	2011		2010	2011
	(in thousands)			(in thousands)
Product development	$1,562	$3,426	$1,864	$3,061	$6,157	$3,096

Three months ended 2010 compared to 2011. Product development expenses increased $1.9 million primarily due to higher employee-related expenses driven by a 74% increase in headcount and higher overall compensation.

Six months ended 2010 compared to 2011. Product development expenses increased $3.1 million primarily due to higher employee-related expenses driven by a 74% increase in headcount and higher overall compensation.

Marketing and Sales

	Three Months Ended July 31,		$ Change	Six Months Ended July 31,		$ Change
	2010	2011		2010	2011
	(in thousands)			(in thousands)
Marketing and sales	$6,736	$14,502	$7,766	$12,169	$27,466	$15,297

Three months ended 2010 compared to 2011. Marketing and sales expenses increased $7.8 million primarily due to a $6.5 million increase in employee-related expenses driven by a 125% increase in headcount and higher overall compensation, along with an increase in external sales and marketing expenses of $1.0 million related to search engine marketing and marketing research.

Six months ended 2010 compared to 2011. Marketing and sales expenses increased $15.3 million primarily due to a $12.2 million increase in employee-related expenses driven by a 125% increase in headcount and higher overall compensation, along with an increase in external sales and marketing expenses of $2.4 million related to search engine marketing and marketing research.

General and Administrative

	Three Months Ended July 31,		$ Change	Six Months Ended July 31,		$ Change
	2010	2011		2010	2011
	(in thousands)			(in thousands)
General and administrative	$2,880	$8,410	$5,530	$5,351	$15,353	$10,002

Three months ended 2010 compared to 2011. General and administrative expenses increased $5.5 million primarily due to a $2.7 million increase in employee-related expenses driven by a 112% increase in headcount and higher overall compensation, a $1.5 million increase in professional services fees, a $0.4 million increase in sales taxes and insurance and a $0.3 million increase in IT infrastructure costs.

Six months ended 2010 compared to 2011. General and administrative expenses increased $10.0 million primarily due to a $4.9 million increase in employee-related expenses driven by a 112% increase in headcount and higher overall compensation, a $3.1 million increase in professional services fees, a $0.6 million increase in sales taxes and insurance and a $0.5 million increase in IT infrastructure costs.

Content Acquisition

	Three Months Ended July 31,		$ Change	Six Months Ended July 31,		$ Change
	2010	2011		2010	2011
	(in thousands)			(in thousands)
Content acquisition	$14,670	$33,723	$19,053	$27,286	$62,881	$35,595

Three months ended 2010 compared to 2011. Content acquisition expenses increased $19.1 million due to increased royalty payments driven by increased listener hours and by higher revenue.

Six months ended 2010 compared to 2011. Content acquisition expenses increased $35.6 million due to increased royalty payments driven by increased listener hours and by higher revenue.

Other Income (Expense)

	Three Months Ended July 31,		$ Change	Six Months Ended July 31,		$ Change
	2010	2011		2010	2011
	(in thousands)			(in thousands)
Interest income	$15	$1	$(14)	$17	$3	$(14)
Interest expense	(117)	(261)	(144)	(217)	(370)	(153)
Other income (expense)	(750)	(2,976)	(2,226)	(846)	(4,485)	(3,639)

Total other expense	$(852)	$(3,236)	$(2,384)	$(1,046)	$(4,852)	$(3,806)

Three months ended 2010 compared to 2011. Total other expenses increased $2.4 million primarily driven by $2.2 million higher expenses due to the effect of the increase in the fair value of our preferred stock warrants liability.

Six months ended 2010 compared to 2011. Total other expenses increased $3.8 million primarily driven by $3.6 million higher expenses due to the effect of the increase in the fair value of our preferred stock warrants liability.

Provision for Income Taxes

Three months ended 2010 compared to 2011. The state income tax provision increased to $21,000 from $0 as a result of gross receipts taxes owed in states where we had newly identified filing obligations.

Six months ended 2010 compared to 2011. The state income tax provision increased to $43,000 from $0 as a result of gross receipts taxes owed in states where we had newly identified filing obligations.

Quarterly Trends

Our operating results fluctuate from quarter to quarter as a result of a variety of factors. Our general and administrative expense increased dramatically starting in the first quarter of fiscal 2011 as we hired a chief financial officer and general counsel and invested in infrastructure required to sustain our growth and prepared to become a public company. While we had net income in the fourth quarter of fiscal 2010 and the second and third quarter of fiscal 2011, we have incurred losses in the first and second quarters of fiscal 2012 and expect to incur further losses at least through the end of fiscal 2012. We expect our operating results to continue to fluctuate in future quarters.

Our results may reflect the effects of some seasonal trends in listener behavior due to increased internet usage and sales of media-streaming devices during certain vacation and holiday periods. For example, we expect to experience increased usage during the fourth quarter of each calendar year due to the holiday season, and in the first quarter of each calendar year due to increased use of media-streaming devices received as gifts during the holiday season. We may also experience higher advertising sales during the fourth quarter of each calendar year due to greater advertiser demand during the holiday season. While we believe these seasonal trends have affected and will continue to affect our quarterly results, our trajectory of rapid growth may have overshadowed these effects to date. We believe that our business may become more seasonal in the future and that such seasonal variations in listener behavior may result in fluctuations in our financial results.

In addition, expenditures by advertisers tend to be cyclical and discretionary in nature, reflecting overall economic conditions, the economic prospects of specific advertisers or industries, budgeting constraints and buying patterns and a variety of other factors, many of which are outside our control. As a result of these and other factors, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

Liquidity and Capital Resources

As of July 31, 2011 we had cash and cash equivalents of $95.3 million, which consisted of cash and money market funds held at major financial institutions. In connection with our IPO in June 2011, we received aggregate proceeds of $94.5 million which included the underwriter overallotment option, net of underwriters’ discounts and commissions but before deducting offering expenses of $3.6 million. We used approximately $30.6 million of these proceeds to pay accrued dividends on our preferred stock, which was converted to common stock in connection with the IPO. Prior to our IPO, we financed our operations primarily through private sales of equity and, to a lesser extent, from borrowings. Our principal uses of cash are funding our operations, debt service payments, as described below, and capital expenditures.

Sources of Funds

We believe, based on our current operating plan, that our existing cash and cash equivalents and available borrowings under our credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months.

From time to time, we may explore additional financing sources and means to lower our cost of capital, which could include equity, equity-linked and debt financing. In addition, in connection with any future acquisitions, we may require additional funding which may be provided in the form of additional debt, equity or equity-linked financing or a combination thereof. There can be no assurance that any additional financing will be available to us on acceptable terms.

Our Indebtedness

On May 13, 2011, we entered into a $30 million credit facility with a syndicate of financial institutions. The amount of borrowings available under the credit facility at any time is based on our monthly accounts receivable balance at such time, and the amounts borrowed are collateralized by our personal property (including such accounts receivable but excluding intellectual property). At our option, drawn amounts under the credit facility will bear an interest rate of either (i) an adjusted London Interbank offered, or LIBO, rate plus (A) 3.00% (if the debt outstanding is greater than or equal to $15 million) or (B) 2.75% (if the debt outstanding is less than $15 million) or (ii) an alternate base rate plus (x) 2.00% (if the debt outstanding is greater than or equal to $15 million) or (y) 1.75% (if the debt outstanding is less than $15 million). The adjusted LIBO rate is the LIBO rate for a particular interest period multiplied by the statutory reserve rate. The alternate base rate is the greatest of the prime rate, the federal funds effect rate plus 0.5% and the adjusted LIBO rate plus 1%. In addition, we are obligated to pay a non-usage charge on the available balance. The non-usage charge is 0.5% if the debt outstanding is greater than or equal to $15 million or 0.625% if the debt outstanding is less than $15 million. As July 31, 2011, we had drawn $0 and had $30 million in available borrowing capacity under the credit facility. The credit facility contains customary events of default, conditions to borrowing and covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur debt, incur liens and make distribution to stockholders. The credit facility also includes a financial covenant requiring the maintenance of minimum liquidity of at least $5 million. During the continuance of an event of a default, the lenders may accelerate amounts outstanding, terminate the credit facility and foreclose on all collateral.

Capital Expenditures

Consistent with previous periods, future capital expenditures will focus on acquiring additional hosting and general corporate infrastructure. Based on current estimates, we believe that the amount of capital expenditures permitted to be made under the credit agreement will be adequate to implement our current plans.

Historical Trends

The following table summarizes our cash flow data for the six months ended July 31, 2010 and 2011.

	Six Months Ended July 31,
	2010	2011
	(in thousands) (unaudited)
Net cash provided by operating activities	$2,059	$3,371
Net cash used in investing activities	(1,977)	(5,371)
Net cash provided by financing activities	26,030	54,259

Operating Activities

In the six months ended July 31, 2010, net cash provided by operating activities was $2.1 million, including our net loss of $1.4 million and non-cash charges of $2.0 million. In addition, cash outflows from changes in operating assets and liabilities included an increase in accounts receivable of $6.0 million related to higher advertising sales. Cash inflows from changes in operating assets and liabilities included an increase in deferred revenue of $4.1 million primarily related to an increase in customers purchasing subscriptions for Pandora One, an increase in accrued royalties of $1.0 million due to the timing of royalty payments and increase in listeners, an increase in accounts payable and accrued liabilities of $1.0 million due to the timing of payments, and an increase in accrued compensation and related expenditures of $1.5 million due to increase head count for the period.

In the six months ended July 31, 2011, net cash provided by operating activities was $3.4 million including our net loss of $8.6 million and non-cash charges of $9.3 million. In addition, cash inflows from changes in operating assets and liabilities included an increase in accrued royalties of $6.4 million due to the timing of royalty payments and an increase in the number of listeners, an increase in accrued compensation of $3.8 million related to higher employee bonus compensation due to higher revenue, and an increase in deferred revenue of $3.3 million primarily related to an increase in customers purchasing subscriptions for Pandora One, offset by cash outflows of an increase in accounts receivable for $9.2 million due to increased billings and a decrease of $1.1 million in accounts payable and accrued liabilities primarily related to the timing of payments and to deferred offering costs being reclassified to equity at the closing of our IPO.

Investing Activities

Cash used in investing activities in the six months ended July 31, 2010 was $2.0 million consisting of capital expenditures for server equipment.

Cash used in investing activities in the six months ended July 31, 2011 was $5.4 million consisting primarily of capital expenditures for server equipment.

Financing Activities

Cash provided by financing activities in the six months ended July 31, 2010 was $26.0 million consisting primarily of net proceeds of $22.2 million from the issuance of 8.1 million shares of Series G redeemable convertible preferred stock and net borrowings of $3.4 million.

Cash provided by financing activities in the six months ended July 31, 2011 was $54.3 million consisting of cash proceeds of $91.7 million from issuance of common stock in our IPO, net of cash paid for issuance costs partially offset by the payment of $30.6 million in dividends upon conversion of the redeemable convertible preferred stock concurrent with the closing of our IPO, and repayment of all outstanding debt for $7.6 million.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates as compared to the accounting policies and estimates described in our prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act on June 15, 2011.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We have operations wholly within the United States and we are exposed to market risks in the ordinary course of our business, including interest rate and inflation risks.

Interest Rate Fluctuation Risk

Our exposure to interest rates relates to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments. On May 13, 2011, we entered into a $30 million credit facility with a syndicate of financial institutions. Any outstanding borrowings under the credit facility bear a variable interest rate and therefore the interest we pay as well as the fair value of our outstanding borrowings will fluctuate as changes occur in certain benchmark interest rates. As of July 31, 2011, we had drawn $0 million under the credit facility.

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. We determined that the increase in yield from potentially investing our cash and cash equivalents in longer-term investments did not warrant a change in our investment strategy. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this quarterly report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the unremediated material weakness in our internal controls over financial reporting described below.

In connection with the preparation of our financial statements for the year ended January 31, 2011, we concluded there was a material weakness in the design and operating effectiveness of our internal controls over financial reporting as defined by the standards established by the Public Company Accounting Oversight Board. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

The material weakness related to inadequate financial statement preparation, review procedures and controls to ensure that accurate financial statements could be prepared on a timely basis, including insufficient review of account reconciliations.

Changes in Internal Control over Financial Reporting

We have begun taking numerous steps and plan to take additional steps to remediate the underlying causes of the material weakness, primarily through the development and implementation of formal policies, improved processes and documented procedures, as well as the hiring of additional accounting and finance personnel. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to assess whether the steps we are taking will fully remediate the material weakness in our internal control over financial reporting until we have completed our implementation efforts and sufficient time passes in order to evaluate their effectiveness. We may also conclude that additional measures may be required to remediate the material weakness in our internal controls over financial reporting which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal controls over financial reporting and take steps to remediate the known material weakness expeditiously.

During the six months ended July 31, 2011, we changed our financial reporting system as part of our efforts to remediate the underlying causes of the material weakness. Except as otherwise described herein, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The material set forth in Note 3 of Notes to Condensed Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before deciding to invest in our common stock, you should carefully consider each of the following risk factors and all other information set forth in this Quarterly Report on Form 10-Q. The following risks and the risks described elsewhere in this Quarterly Report on Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” could materially harm our business, financial condition, operating results, cash flow and prospects. If that occurs, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

Internet radio is an emerging market, which makes it difficult to evaluate our current business and future prospects.

Internet radio is an emerging market and our current business and future prospects are difficult to evaluate. The market for internet radio has undergone rapid and dramatic changes in its relatively short history and is subject to significant challenges. As a result, the future revenue and income potential of our business is uncertain. You should consider our business and prospects in light of the risks and difficulties we encounter in this new and rapidly evolving market, which risks and difficulties include, among others:

•	our relatively new, evolving and unproven business model;

•	our ability to retain our current listenership, build our listener base and increase listener hours;

•	our ability to effectively monetize listener hours, particularly with respect to listener hours on mobile devices;

•	our ability to attract new advertisers, retain existing advertisers and prove to advertisers that our advertising platform is effective enough to justify a pricing structure that is profitable for us;

•	our ability to maintain relationships with makers of mobile devices, consumer electronic products and automobiles; and

•	our operation under an evolving music industry licensing structure that may change or cease to exist, which in turn may result in a significant increase in our operating expenses.

Failure to successfully address these risks and difficulties, and other challenges associated with operating in a new and emerging market, could inhibit the implementation of our business plan, significantly harm our financial condition, operating results and liquidity and prevent us from achieving or sustaining profitability.

We have incurred significant operating losses in the past and may not be able to generate sufficient revenue to be profitable.

Since our inception in 2000, we have incurred significant net operating losses and as of July 31, 2011, we had an accumulated deficit of $93.9 million. A key element of our strategy is to increase the number of listeners and listener hours to increase our market penetration. However, as our number of listener hours increases, the royalties we pay for content acquisition also increase. We have not in the past generated, and may not in the future generate, sufficient revenue from the sale of advertising and subscriptions to offset such royalty expenses. If we cannot successfully earn revenue at a rate that exceeds the operational costs associated with increased listener hours, we may not be able to achieve or sustain profitability. In addition, we expect to invest heavily in our operations to support anticipated future growth and the reporting and compliance obligations to which we are subject as a public company. As a result of these factors, we expect to continue to incur operating losses on an annual basis through at least fiscal 2012.

Our revenue increased rapidly in each of the fiscal years ended January 31, 2007 through January 31, 2011; however, we expect our revenue growth rate to decline in the future as a result of a variety of factors, including increased competition and the maturation of our business, and we cannot assure you that our revenue will continue to grow or will not decline. You should not consider our historical revenue growth or operating expenses as indicative of our future performance. If our revenue growth rate declines or our operating expenses exceed our expectations, our financial performance will be adversely affected. Further, if our future growth and operating performance fail to meet investor or analyst expectations, it could have a materially negative effect on our stock price.

In addition, in our efforts to increase revenue as the number of listener hours has grown, we have expanded and expect to continue to expand our sales force. If our hiring of additional sales personnel does not result in a sufficient increase in revenue, the cost of this additional headcount will not be offset, which would harm our operating results and financial condition.

Our failure to convince advertisers of the benefits of our service in the future could harm our business.

For our fiscal year ended January 31, 2011 we derived 87% of our revenue from the sale of advertising and expect to continue to derive a substantial majority of our revenue from the sale of advertising in the future. Our ability to attract and retain advertisers, and ultimately to generate advertising revenue, depends on a number of factors, including:

•	increasing the number of listener hours;

•	keeping pace with changes in technology and our competitors;

•	competing effectively for advertising dollars from other online marketing and media companies;

•	penetrating the market for local radio advertising;

•

continuing to develop and diversify our advertisement platform, which currently includes delivery of display, audio and video advertising products through multiple delivery channels, including traditional computers, mobile and other connected devices, including automobiles; and

•	coping with ad blocking technologies that have been developed and are likely to continue to be developed that can block the display of our ads.

Our agreements with advertisers are generally short term or may be terminated at any time by the advertiser. Advertisers that are spending only a small amount of their overall advertising budget on our service, may view advertising with us as experimental and unproven and may leave us for competing alternatives at any time. We may never succeed in capturing a greater share of our advertisers’ core advertising spending, particularly if we are unable to achieve the scale and market penetration necessary to demonstrate the effectiveness of our advertising platforms, or if our advertising model proves ineffective or not competitive when compared to alternatives. Failure to demonstrate the value of our service would result in reduced spending by, or loss of, existing or potential future advertisers, which would materially harm our revenue and business.

Advertising on mobile devices, such as smartphones, is an emerging phenomenon, and if we are unable to increase revenue from our advertising products delivered to mobile devices, our results of operations will be materially adversely affected.

Our number of listener hours on mobile devices has surpassed listener hours on traditional computers, and we expect that this trend will continue. Our mobile listenership has experienced significant growth since we introduced the first mobile version of our service in May 2007. Listener hours on mobile devices constituted approximately 4.6%, 23.5% and 50.5% of our total listener hours for fiscal years 2009, 2010 and 2011, respectively. We expect this growth to continue, though at a less rapid pace. Advertising on mobile devices is an emerging phenomenon, and the percentage of advertising spending allocated to advertising on mobile devices is lower than online advertising. According to IDC, the percentage of U.S. advertising spending allocated to advertising on mobile devices was less than 1% in 2010, compared to 13% for all online advertising. Our cost of content acquisition is currently calculated on the same basis whether a listening hour is consumed on a traditional computer or a mobile device. To date, we have not been able to generate revenue from our advertising products delivered to mobile devices as effectively as we have for our advertising products served on traditional computers. While a substantial amount of our revenue has been derived from display ads, some display ads may not be currently optimized for use on certain mobile devices. For example, display ads are not well-suited for use on smartphones due to the size of the device screen and may not be appropriate for automobiles due to safety considerations. Further, some display ads may not be optimized to take advantage of the multimedia capabilities of connected devices. By contrast, audio ads are better-suited for delivery in automobiles and across mobile and connected device platforms and video ads can be optimized for a variety of platforms. Our audio and video advertising products are relatively new and have not been as widely accepted by advertisers as our traditional display ads. In addition, the introduction of audio advertising places us in more direct competition with terrestrial radio, as many advertisers that purchase audio ads focus their spending on terrestrial radio stations. One challenge we face in promoting audio ads is thus overcoming any reluctance of these advertisers to migrate their advertising spend to online advertising. We have plans to increase our number of listener hours on mobile and other connected devices, including our efforts to expand the reach of our service by making it available on an increasing number of such devices, such as smartphones and devices connected to or installed in automobiles, and we cannot assure you that we will be able to effectively monetize inventory generated by listeners using mobile and connected devices, or the time frame on which we may do so.

Unavailability of, or fluctuations in, third-party measurements of our audience may adversely affect our ability to grow advertising revenue.

Selling ads requires that we demonstrate to advertisers that our service has substantial reach, and we rely on third parties to quantify the reach of our service. These third-party ratings may not reflect our true listening audience and the third parties may change their methodologies. Third-party independent rating agencies have not yet developed rating systems that comprehensively and accurately measure the reach of our service, especially on mobile and consumer electronic devices. We expect that in the future these rating agencies will begin to publish increasingly reliable information about the reach of our service. However, until then, in order to demonstrate to potential advertisers the reach of our service, we must supplement third-party ratings data with our internal research, which is perceived as less reliable than third-party numbers. If our mobile audience becomes rated, it is not clear whether the measurement technology of the third-party rating agencies will initially integrate with ours or whether their methodology will accurately reflect the value of our service. If such third-party ratings are inaccurate or we receive low ratings, our ability to convince advertisers of the benefits of our service would be adversely affected.

Our success depends upon the continued acceptance of online advertising as an alternative or supplement to offline advertising.

The percentage of the advertising market allocated to online advertising lags the percentage of time spent by people consuming media online by a significant degree. Growth of our business will depend in large part on the reduction or elimination of this gap between online and offline advertising spending, which may not happen in a way or to the extent that we currently expect. Many advertisers still have limited experience with online advertising and may continue to devote significant portions of their advertising budgets to traditional, offline advertising media. Accordingly, we continue to compete for advertising dollars with traditional media, including broadcast radio.

Although advertisers as a whole are spending an increasing amount of their overall advertising budget on online advertising, we face a number of challenges in growing our advertising revenue. We compete for advertising dollars with significantly larger and more established online marketing and media companies such as Facebook, Google, MSN and Yahoo!. We believe that the continued growth and acceptance of our online advertising products will depend on the perceived effectiveness and the acceptance of online advertising models generally, which is outside of our control. Any lack of growth in the market for online advertising could result in reduced revenue or increased marketing expenses, which would harm our operating results and financial condition.

If our efforts to attract prospective listeners and to retain existing listeners are not successful, our growth prospects and revenue will be adversely affected.

Our ability to grow our business and generate advertising revenue depends on retaining and expanding our listener base and increasing listener hours. We must convince prospective listeners of the benefits of our service and existing listeners of the continuing value of our service. The more listener hours we stream, the more ad inventory we have to sell. Further, growth in our listener base increases the size of demographic pools targeted by advertisers, which improves our ability to deliver advertising in a manner that maximizes our advertising customers’ return on investment and, ultimately, to demonstrate the effectiveness of our advertising solutions and justify a pricing structure that is profitable for us. If we fail to grow our listener base and listener hours particularly in key demographics such as young adults, we will be unable to grow advertising revenue, and our business will be materially and adversely affected.

Our ability to increase the number of our listeners and listener hours will depend on effectively addressing a number of challenges and we may fail to do so. Some of these challenges include:

•	providing listeners with a consistent high quality, user-friendly and personalized experience;

•	continuing to build our catalogs of music and comedy content that our listeners enjoy;

•	continuing to innovate and keep pace with changes in technology and our competitors; and

•

maintaining and building our relationships with makers of consumer products such as mobile devices, other consumer electronic products and automobiles to make our service available through their products.

In addition, we have historically relied heavily on the success of viral marketing to expand consumer awareness of our service. If we are unable to maintain or increase the efficacy of our viral marketing strategy, or if we otherwise decide to expand the reach of our marketing through use of more costly marketing campaigns, we will experience an increase in marketing expenses, which could have an adverse effect on our results of operations. We cannot assure you that we will be successful in maintaining or expanding our listener base and failure to do so would materially reduce our revenue and adversely affect our business, operating results and financial condition.

Further, although we use our number of registered users and our number of active users as indicators of our brand awareness and the growth of our business, the number of registered users and number of active users exceeds the number of unique individuals who register for, or actively use, our service for a number of reasons. We define registered users as the total number of accounts that have been created for our service and we define active users as the number of distinct registered users that have requested audio from our servers within the trailing 30 days from the end of each calendar month. To establish an account, a person must provide an email address and a user name, but no personally unique information and a person may have multiple accounts. If the number of actual listeners does not result in an increase in listener hours, then our business may not grow as quickly as we expect, which may harm our business, operating results and financial condition.

We face and will continue to face competition for both listener hours and advertising spending.

We compete with other content providers for listener hours.

We compete for the time and attention of our listeners with other content providers on the basis of a number of factors, including quality of experience, relevance, acceptance and diversity of content, ease of use, price, accessibility, perception of ad load and brand awareness and reputation.

Our competitors include terrestrial radio, satellite radio, and online radio. Terrestrial radio providers such as CBS and Clear Channel offer their content for free, are well-established and accessible to listeners and offer content, such as news, sports, traffic, weather and talk that we currently do not. In addition, many terrestrial radio stations have begun broadcasting digital signals, which provide high quality audio transmission.

Satellite radio providers, such as Sirius XM, may offer extensive and oftentimes exclusive news, comedy, sports and talk content, national signal coverage, and long established automobile integration.

Online radio includes providers such as Slacker Personal Radio, Clear Channel’s iheartradio, and CBS’ Last.fm. Select online providers may offer more extensive content libraries and can be accessed internationally.

We also compete more broadly with providers of alternative forms of on-demand audio media and entertainment, either online or owned, which are purchased or available for free and playable on mobile devices, automobiles and in the home, such as iTunes audio files, MP3s, CDs, or subscription online on-demand music providers such as RDIO, Spotify, and Rhapsody, and other forms of pre-recorded audio, as well as content streams from other online services such as Hulu, VEVO and YouTube. We face increasing competition for listeners from a growing variety of businesses that deliver audio media content through mobile phones and other wireless devices.

We believe that companies with a combination of financial resources, technical expertise and digital media experience also pose a significant threat of developing competing internet radio and digital audio entertainment technologies in the future. In particular, if known incumbents in the digital media space such as Amazon, Apple, Facebook or Google choose to offer competing services, they may devote greater resources than we have available, have a more accelerated time frame for deployment and leverage their existing user base and proprietary technologies to provide products and services that our listeners and advertisers may view as superior. Our current and future competitors may have more well-established brand recognition, more established relationships with consumer product manufacturers, greater financial, technical, and other resources, more sophisticated technologies or more experience in the markets in which we compete.

We also compete for listeners on the basis of our presence and visibility as compared with other businesses and software that deliver audio and other content through the internet, mobile devices and consumer products. We face significant competition for listeners from companies promoting their own digital music and content online or through application stores, including several large, well-funded and seasoned participants in the digital media market. Search engines, such as Google, and mobile device application stores, such as the iTunes Store, rank responses to search queries based on the popularity of a website or mobile application, as well as other factors that are outside of our control. Additionally, mobile device application stores often offer users the ability to browse applications by various criteria, such as the number of downloads in a given time period, the length of time since a mobile app was released or updated, or the category in which the application is placed. The websites and mobile applications of our competitors may rank higher than our website and our Pandora app, and our app may be difficult to locate in mobile device application stores, which could draw potential listeners away from our service and toward those of our competitors. In addition, our competitors’ products may be pre-loaded into consumer electronics products or automobiles, creating an initial visibility advantage. If we are unable to compete successfully for listeners against other digital media providers by maintaining and increasing our presence and visibility online, in application stores and in consumer electronics products and automobiles, our listener hours may fail to increase as expected or decline and our advertising sales will suffer.

To compete effectively, we must continue to invest significant resources in the development of our service to enhance the user experience of our listeners. There can be no assurance that we will be able to compete successfully for listeners in the future against existing or new competitors, and failure to do so could result in loss of existing or potential listeners, reduced revenue, increased marketing expenses or diminished brand strength, any of which could harm our business.

We compete for advertising spending with other content providers.

We compete for a share of advertisers’ overall marketing budgets with other content providers on a variety of factors including perceived return on investment, effectiveness and relevance of our advertising products, pricing structure and ability to deliver large volumes or precise types of ads to targeted demographics.

We face significant competition for advertising dollars from terrestrial and, to a lesser extent, satellite radio providers. As many of the advertisers we target have traditionally advertised on terrestrial radio and have less experience with internet radio providers, they may be reluctant to spend for advertising on traditional computers, mobile or other connected device platforms. In addition, terrestrial radio providers as well as other traditional media companies in television and print, such as broadcast television networks such as ABC, CBS, FOX and NBC, cable television channel providers, national newspapers such as the New York Times and the Wall Street Journal and some regional newspapers, enjoy a number of competitive advantages over us in attracting advertisers, including large established audiences, longer operating histories, greater brand recognition and a growing presence on the internet.

Although advertisers are allocating an increasing amount of their overall marketing budgets to web and mobile-based ads, such spending lags behind growth in internet usage, and the market for online and mobile advertising is intensely competitive. As a result, we also compete for advertisers with a range of internet companies, including major internet portals, search engine companies and social media sites. Large internet companies with greater brand recognition, such as Facebook, Google, MSN and Yahoo! have significant numbers of direct sales personnel and substantial proprietary advertising inventory and web traffic that provide a significant competitive advantage and have a significant impact on pricing for internet advertising and web traffic. The trend toward consolidation among online marketing and media companies may also affect pricing and availability of advertising inventory.

In order to compete successfully for advertisers against new and existing competitors, we must continue to invest resources in developing and diversifying our advertisement platform, harnessing listener data and ultimately proving the effectiveness and relevance of our advertising products. Failure to compete successfully against our current or future competitors could result in loss of current or potential advertisers or a reduced share of our advertisers’ overall marketing budget, which could adversely affect our pricing and margins, lower our revenue, increase our research and development and marketing expenses and prevent us from achieving or maintaining profitability.

We operate under statutory licensing structures for the reproduction and public performance of sound recordings that could change or cease to exist, which would adversely affect our business.

We currently operate under statutory licensing regimes and structures that may change or cease to exist. Unlike traditional radio broadcasters, we must pay performance rights royalties for the digital audio transmission of sound recordings pursuant to the Digital Performance Right in Sound Recordings Act and Digital Millennium Copyright Act. Subject to our ongoing compliance with numerous statutory conditions and regulatory requirements for a non-interactive service, we are permitted to operate under a statutory license that allows the streaming in the U.S. of any sound recording lawfully released to the public. We are also permitted to make reproductions of sound recordings on computer servers pursuant to a separate statutory license designed to facilitate the making of transmissions. There is no guarantee that we will continue to be eligible to operate under these statutory licenses. For example, if a court were to determine that we operate an interactive streaming service or make reproductions of sound recordings outside the statutory license, we would have to negotiate license agreements with sound recording copyright owners individually, a time consuming and expensive undertaking that would jeopardize our ability to stream all music currently in our library and could result in royalty costs that are prohibitively expensive. In addition, if copyright owners object to the functionality or transmission methods of our service, we could lose our eligibility to operate under the statutory licenses. Our ability to avoid negotiating separate agreements with the many copyright owners of sound recordings depends on these two statutory licenses, and if we were to no longer qualify for operation under, or violate the provisions of the statutory licenses, we could be subject to significant liability for copyright infringement and may no longer be able to operate under our existing licensing regime. For our fiscal year ended January 31, 2011 we incurred SoundExchange related content acquisition costs representing 45% of our total revenue for that period.

The rates to be paid for the streaming of sound recordings pursuant to the statutory licenses can be established by either negotiation or through a rate proceeding conducted by the Copyright Royalty Board, or CRB, a tribunal established within the U.S. Library of Congress. In 2007, the CRB set royalty rates for the online streaming of sound recordings for 2006 through 2010 that were so high that the cost for streaming sound recordings alone would have been unsustainable under our current business model. In response to the lobbying efforts of internet webcasters, including us, Congress passed the Webcaster Settlement Acts of 2008 and 2009, which permitted webcasters and SoundExchange, the sole entity designated by the CRB to collect and distribute the statutory royalties paid by internet webcasters such as us, to negotiate alternative rates to those established by the CRB for the years 2006 through 2015. In July 2009, certain webcasters reached an agreement with SoundExchange, establishing a more favorable royalty structure that we have elected to accept and that by its terms will apply through 2015. We do not know what rates will be available to us following that period and there is no guarantee that the royalty structure that emerged from the negotiations with SoundExchange pursuant to the Webcaster Settlement Acts will be available after 2015. The CRB, which still has rate-making authority over us upon expiration of our agreement with SoundExchange, has consistently established royalty rates that would, if paid by us, consume an unsustainable percentage of our revenue. If we are unable to reach a new agreement with SoundExchange for the period after 2015, our operating costs may significantly increase, which could harm our financial condition and inhibit the implementation of our business plan.

We depend upon third-party licenses for musical works and a change to or loss of these licenses could increase our operating costs or adversely affect our ability to retain and expand our listener base, and therefore could adversely affect our business.

To secure the rights to stream musical works embodied in sound recordings over the internet, we obtain licenses from or for the benefit of copyright owners and pay royalties to copyright owners or their agents. Those who own copyrights in musical works are vigilant in protecting their rights and seek royalties that are very high in relation to the revenue that can be generated from the public performance of such works. There is no guarantee that the licenses available to us now will continue to be available in the future or that such licenses will be available at the royalty rates associated with the current licenses. If we are unable to secure and maintain rights to stream musical works or if we cannot do so on terms that are acceptable to us, our ability to stream music content to our listeners, and consequently our ability to attract and retain advertisers, will be adversely impacted.

In order to stream musical works embodied in sound recordings over the internet, we must obtain public performance licenses and pay license fees to three performing rights organizations: Broadcast Music, Inc., or BMI, SESAC, Inc., or SESAC, and the American Society of Composers, Authors and Publishers, or ASCAP. These organizations represent the rights of songwriters and music publishers, negotiate with copyright users such as us, collect royalties and distribute those royalties to the copyright owners they represent, namely songwriters and music publishers. Performing rights organizations have the right to audit our playlists and royalty payments, and any such audit could result in disputes over whether we have paid the proper royalties. If such a dispute were to occur, we could be required to pay additional royalties and the amounts involved could be material. We currently operate under negotiated agreements with BMI and SESAC, however, these agreements are subject to termination by either party in accordance with their terms at the end of each calendar year, with respect to BMI, and at the end of each yearly term, with respect to SESAC, and there is no guarantee that the associated royalty rates available to us now will be available to us in the future. BMI, pursuant to a consent decree entered into with the U.S. Department of Justice, cannot refuse to grant us licenses for the public performance of musical works represented by BMI but the rates to be paid to BMI can be set, in the absence of a negotiated agreement, by the rate court established pursuant to such decree in the U.S. District Court for the Southern District of New York. SESAC is not subject to a mandatory licensing obligation and could withhold the rights to all of the musical works for which it acts as a licensor on behalf of songwriters and music publishers. The loss of the musical works represented by SESAC could diminish the appeal of our service to listeners.

In October 2010, we elected to terminate our prior agreement with ASCAP as of December 31, 2010 because we believe that royalty rates currently sought by ASCAP are excessive. Notwithstanding our termination of the agreement, musical works administered by ASCAP are licensed to us pursuant to the provisions of a consent decree, similar to the BMI consent decree referred to above. The ASCAP consent decree also established a rate court in the U.S. District Court for the Southern District of New York. The rates to be paid by us will be set either by mutual agreement between us and ASCAP, or by a ruling from the ASCAP rate court. Pending a final determination of new rates, we will account to ASCAP on an interim basis at reasonable royalty rates to be established either by mutual agreement or by the ASCAP rate court. If either we or ASCAP request that the rate court determine our royalty rate, rate court proceedings can take years to complete and be very costly. In such a case, there is no guarantee that the rate court will establish royalty rates more favorable to us than those we previously paid pursuant to our license agreement with ASCAP, and we could be liable for both increased royalty rates going forward and a potential true-up of royalty payments in excess of any interim royalties paid for the period following December 31, 2010. For our fiscal year ended January 31, 2011, we incurred BMI, SESAC and ASCAP related content acquisition costs representing 4% of our total revenue for that period.

We do not currently pay so-called “mechanical royalties” to music publishers for the reproduction and distribution of musical works embodied in transitory copies used to make streams audible to our listeners. Although not currently a matter of dispute, if music publishers were to change their position and seek to be paid mechanical royalties by us, and a final judgment were entered by a court requiring that payment, our royalty obligations could increase significantly, which would increase our operating expenses and harm our business and financial interests.

In May 2011, we started streaming spoken word comedy content, for which the underlying literary works are not currently entitled to eligibility for licensing by any performing rights organization for the United States. While pursuant to industry-wide custom and practice, this content is performed absent a specific license from any such performing rights organization, there can be no assurance that this will not change or that we will not otherwise become subject to additional licensing costs for spoken word comedy content imposed by performing rights organizations in the future.

If music publishers withdraw all or a portion of their catalogs from performing rights organizations such as ASCAP or BMI, we may be forced to enter into direct licensing agreements with these publishers at rates higher than those we currently pay, or may be unable to reach agreement with these publishers at all, which could adversely affect our business, financial condition and results of operations.

In May 2011, EMI Music Publishing, or EMI, announced its decision to withdraw certain licensing rights from ASCAP that EMI had previously authorized ASCAP to manage on its behalf. As a result, ASCAP may no longer be able to license the webcasting of songs from EMI’s catalog of musical compositions, and digital music webcasters, such as Pandora, who were previously able to secure licenses from ASCAP for EMI musical compositions may now have to enter into direct licensing arrangements with EMI. Although we continue to be licensed by ASCAP, it is currently unclear what specific effect EMI’s limited withdrawal from ASCAP will have on us, or whether other publishers may also choose to withdraw all or a portion of their catalogs from the collection of musical compositions that ASCAP has the authority to license. If we are unable to reach an agreement with respect to the repertoire of EMI or any other music publisher who withdraws all or a portion of its catalog(s) from ASCAP or other performing rights organizations, or if we are forced to enter into direct licensing agreements with publishers at rates higher than those currently set by the performing rights organizations (or the U.S. District Court having supervisory authority over ASCAP and BMI) for the performance of musical works, our ability to stream music content to our listeners may be limited or our operating costs may significantly increase, which could adversely affect our business, financial condition and results of operations.

If we fail to accurately predict and play music or comedy content that our listeners enjoy, we may fail to retain existing and attract new listeners.

We believe that a key differentiating factor between the Pandora service and other music content providers is our ability to predict music that our listeners will enjoy. Our personalized playlist generating system, based on the Music Genome Project and our proprietary algorithms, is designed to enable us to predict listener music preferences and select music content tailored to our listeners’ individual music tastes. We have invested, and will continue to invest, significant resources in refining these technologies; however, we cannot assure you that such investments will yield an attractive return or that such refinements will be effective. The effectiveness of our personalized playlist generating system depends in part on our ability to gather and effectively analyze large amounts of listener data and listener feedback and we have no assurance that we will continue to be successful in enticing listeners to give a thumbs-up or thumbs-down to enough songs for our database to effectively predict and select new and existing songs. In addition, our ability to offer listeners songs that they have not previously heard and impart a sense of discovery depends on our ability to acquire and appropriately categorize additional tracks that will appeal to our listeners’ diverse and changing tastes. While we have more than 900,000 tracks in our catalog, we must continuously identify and analyze additional tracks that our listeners will enjoy and we may not effectively do so. We recently launched comedy on the Pandora service, which are designed to predict comedy content that our listeners will enjoy using technology similar to the technology that we use to generate personalized playlists for music. The risks that apply to predicting our listeners’ musical tastes apply to comedy to an even greater extent, particularly as we lack experience with content other than music, do not yet have a large set of data on listener preferences for comedy and have a much smaller comedy catalog as compared to music. Our ability to predict and select music or comedy content that our listeners enjoy is critical to the perceived value of our service among listeners and failure to make accurate predictions would adversely affect our ability to attract and retain listeners, increase listener hours and sell advertising.

Our ability to increase the number of our listeners will depend in part on our ability to establish and maintain relationships with automakers, automotive suppliers and consumer electronics manufacturers and consumer acceptance of the products that integrate our service.

A key element of our strategy to expand the reach of our service and increase the number of our listeners and listener hours is to establish and maintain relationships with automakers, automotive suppliers and consumer electronics manufacturers that integrate our service into and with their products. Working with certain third-party distribution partners, we currently offer listeners the ability to access our service through a variety of consumer electronics products used in the home and devices connected to or installed in automobiles. We intend to broaden our ability to reach additional listeners, and increase current listeners hours, through other platforms and partners over time. However, reaching agreements with distribution partners can be time consuming, and once an agreement is reached, product design cycles can be lengthy. If we are not successful in maintaining existing and creating new relationships, or if we encounter technological, content licensing or other impediments, our ability to grow our business could be adversely impacted.

Our existing agreements with partners in the automobile industry generally do not obligate an automobile manufacturer to launch the integration of our service in its automobiles. In addition, some automobile manufacturers or their supplier partners may terminate their agreements with us for convenience. Our business could be adversely affected if our automobile partners and consumer electronics partners do not continue to provide access to our service or are unwilling to do so on terms acceptable to us. If we are forced to amend the business terms of our distribution agreements as a result of competitive pressure, our ability to maintain and expand the reach of our service and increase listener hours would be adversely affected, which would reduce our revenue and harm our operating results.

Additionally, we distribute our mobile applications via smartphone application download stores managed by Apple, Google, Palm and Research In Motion, or RIM, and such distribution is subject to an application developer license agreement in each case. Should any of these parties amend the terms of their license in such a way that inhibits our ability to distribute the Pandora apps via their application store, or negatively impacts our economics in such distribution, our ability to increase listener hours and sell advertising would be adversely affected, which would reduce our revenue and harm our operating results.

Loss of agreements with the makers of mobile devices, renegotiation of such agreements on less favorable terms or other actions these third parties may take could harm our business.

Most of our agreements with makers of mobile operating systems and devices through which our service may be accessed, including Apple, RIM and Google, are short term or can be cancelled at any time with little or no prior notice or penalty. The loss of these agreements, or the renegotiation of these agreements on less favorable economic or other terms, could limit the reach of our service and its attractiveness to advertisers. Some of these mobile device makers, including Apple, are now, or may in the future become, competitors of ours, and could stop allowing or supporting access to our service through their products for competitive reasons. Furthermore, because devices providing access to our service are not manufactured and sold by us, we cannot guarantee that these companies will ensure that their devices perform reliably, and any faulty connection between these devices and our service may result in consumer dissatisfaction toward us, which could damage our brand.

If we are unable to continue to make our technology compatible with the technologies of third-party distribution partners who make our service available to our listeners through mobile devices, consumer electronic products and automobiles, we may not remain competitive and our business may fail to grow or decline.

In order to deliver music everywhere our listeners want to hear it, we need our service to be compatible with mobile, consumer electronic, automobile and website technologies. Our service is accessible in part through Pandora-developed or third-party developed applications that hardware manufacturers embed in, and distribute through, their devices. Connected devices and their underlying technology are constantly evolving. As internet connectivity of automobiles, mobile devices, and other consumer electronic products expands and as new internet-connected products are introduced, we must constantly adapt our technology. It is difficult to keep pace with the continual release of new devices and technological advances in digital media delivery and predict the problems we may encounter in developing versions of our applications for these new devices and delivery channels, and it may become increasingly challenging to do so in the future. In particular, the technology used for streaming the Pandora service in automobiles remains at an early stage and may not result in a seamless customer experience. If automobile and consumer electronic makers fail to make products that are compatible with our technology or we fail to adapt our technology to evolving requirements, our ability to grow or sustain the reach of our service, increase listener hours and sell advertising could be adversely affected.

Furthermore, consumer tastes and preferences can change in rapid and unpredictable ways and consumer acceptance of these products depends on the marketing, technical and other efforts of third-party manufacturers, which is beyond our control. If consumers fail to accept the products of the companies with whom we partner or if we fail to establish relationships with makers of leading consumer products, our business could be adversely affected.

We rely upon an agreement with DoubleClick, which is owned by Google, for delivering and monitoring our ads. Failure to renew the agreement on favorable terms, or termination of the agreement, could adversely affect our business.

We use DoubleClick’s ad-serving platform to deliver and monitor ads for our service. There can be no assurance that our agreement with DoubleClick, which is owned by Google, will be extended or renewed upon expiration, that we will be able to extend or renew our agreement with DoubleClick on terms and conditions favorable to us or that we could identify another alternative vendor to take its place. Our agreement with DoubleClick also allows DoubleClick to terminate our relationship before the expiration of the agreement on the occurrence of certain events, including material breach of the agreement by us, and to suspend provision of the services if DoubleClick determines that our use of its service violates certain security, technology or content standards.

Our independent registered public accounting firm has advised us that it has identified a material weakness in our internal control over financial reporting relating to inadequate financial statement preparation and review procedures.

In connection with the audit of our financial statements as of and for the year ended January 31, 2011 our independent registered public accounting firm reported to our audit committee that it had identified a material weakness in internal control over financial reporting related to inadequate financial statement preparation and review procedures. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Specifically, our independent registered public accounting firm determined that we did not have adequate procedures and controls to ensure that accurate financial statements could be prepared on a timely basis, including insufficient review of account reconciliations that did not identify exceptions or that required journal entries.

As a result of this material weakness, our auditors recommend that we:

•	implement and formalize written policies and procedures for the review of account analyses, reconciliations and journal entries;

•	assign account reconciliations and journal entries during the reporting period close process to specific individuals of our finance team;

•	formally document procedures performed during the review process;

•	implement enhanced oversight procedures to ensure that the account reconciliation review process has been performed prior to finalization of the financial statements at each reporting period;

•	formalize examination of closing period revenue and expenses cut-off procedures; and

•	formalize accounting evaluation of non-routine judgments and estimations.

We concurred with the findings of our independent registered public accounting firm. We are working to remediate the material weakness. We have begun taking numerous steps and plan to take additional steps to remediate the underlying causes of the material weakness, primarily through the development and implementation of formal policies, improved processes and documented procedures, as well as the hiring of additional accounting and finance personnel. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful in remediating this material weakness. If we are unable to successfully remediate this material weakness and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

In addition, we will need to evaluate our internal controls over financial reporting in connection with Section 404 of the Sarbanes Oxley Act for fiscal 2012, and our auditors will be required to attest to our internal controls over financial reporting starting with our annual report for fiscal 2013. This assessment will need to include disclosure of any material weaknesses in our internal control over financial reporting identified by our management, as well as our auditors’ attestation report on our internal controls over financial reporting. We are in the early phases of compiling the system and processing documentation needed to comply with such requirements. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing processes, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock.

Our business and prospects depend on the strength of our brand and failure to maintain and enhance our brand would harm our ability to expand our base of listeners, advertisers and other partners.

Maintaining and enhancing the “Pandora” brand is critical to expanding our base of listeners, advertisers and other partners. Maintaining and enhancing our brand will depend largely on our ability to continue to develop and provide an innovative and high quality experience for our listeners and attract advertisers, content owners and automobile, mobile device, and other consumer electronic product manufacturers to work with us, which we may not do successfully.

Our brand may be impaired by a number of other factors, including service outages, data privacy and security issues, listener perception of ad load and exploitation of our trademarks by others without permission. Further, if our partners fail to maintain high standards for products that integrate our service, fail to display our trademarks on their products in breach of our agreements with them, or use our trademarks incorrectly or in an unauthorized manner or if we partner with manufacturers of products that our listeners reject, the strength of our brand could be adversely affected. In addition, there is a risk that the word “Pandora” could become so commonly used that we lose protection for this trademark, which could result in other people using the word “Pandora” to refer to their own products, thus diminishing the strength of our brand.

We have not historically been required to spend considerable resources to establish and maintain our brand. However, if we are unable to maintain the growth rate in the number of our listeners, we may be required to expend greater resources on advertising, marketing, and other brand-building efforts to preserve and enhance consumer awareness of our brand which would adversely affect our operating results and may not be effective.

We have experienced rapid growth in recent periods. If we fail to effectively manage our growth, our business and operating results may suffer.

We have recently experienced, and expect to continue to experience, rapid growth which has placed, and will continue to place, significant demands on our management and our operational and financial infrastructure. We expect that our growth strategy will require us to commit substantial financial, operational and technical resources. In order to attain and maintain profitability, we will need to recruit, integrate and retain skilled and experienced sales personnel who can demonstrate our value proposition to advertisers and increase the monetization of listener hours, particularly on mobile devices. Continued growth could also strain our ability to maintain reliable service levels for our listeners, effectively monetize our listener hours, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train and retain highly skilled personnel. If our systems do not evolve to meet the increased demands placed on us by an increasing number of advertisers, we may also be unable to meet our obligations under advertising agreements with respect to the timing of our delivery of advertising or other performance obligations. As our operations grow in size, scope and complexity, we will need to improve and upgrade our systems and infrastructure, which will require significant expenditures and allocation of valuable management resources. If we fail to maintain the necessary level of discipline and efficiency and allocate limited resources effectively in our organization as it grows, our business, operating results and financial condition will suffer.

We depend on key personnel to operate our business, and if we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.

We believe that our future success is highly dependent on the contributions of our executive officers as well as our ability to attract and retain highly skilled and experienced sales, technical and other personnel. All of our employees, including our executive officers, are free to terminate their employment relationship with us at any time, and their knowledge of our business and industry may be difficult to replace. Qualified individuals are in high demand, particularly in the digital media industry, and we may incur significant costs to attract them. In addition, competition for qualified personnel is particularly intense in the San Francisco Bay Area, where our headquarters are located. If we are unable to attract and retain our executive officers and key employees, we may not be able to achieve our strategic objectives, and our business could be harmed. In addition, we believe that our key executives have developed highly successful and effective working relationships. If one or more of these individuals leave, we may not be able to fully integrate new executives or replicate the current dynamic and working relationships that have developed among our executive officers and other key personnel, and our operations could suffer.

Interruptions or delays in service arising from our own systems or from our third-party vendors could impair the delivery of our service and harm our business.

We rely on systems housed in our own facilities and upon third-party vendors, including bandwidth providers and data center facilities located in California and Virginia, to enable listeners to receive our content in a dependable, timely, and efficient manner. We have experienced and expect to continue to experience periodic service interruptions and delays involving our own systems and those of our third-party vendors. We do not currently maintain a live fail-over capability that would allow us to switch our streaming operations from one facility to another in the event of a service outage. Both our own facilities and those of our third-party vendors are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They also are subject to break-ins, sabotage, intentional acts of vandalism, the failure of physical, administrative, and technical security measures, terrorist acts, natural disasters, human error, the financial insolvency of our third-party vendors and other unanticipated problems or events. The occurrence of any of these events could result in interruptions in our service and to unauthorized access to, or alteration of, the content and data contained on our systems and that these third-party vendors store and deliver on our behalf.

We exercise no control over our third-party vendors, which makes us vulnerable to any errors, interruptions, or delays in their operations. Any disruption in the services provided by these vendors could have significant adverse impacts on our business reputation, customer relations and operating results. Upon expiration or termination of any of our agreements with third-party vendors, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us, and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.

Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.

Our revenue and operating results could vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside our control. As a result, comparing our operating results on a period to period basis may not be meaningful. In addition to other risk factors discussed in this “Risk Factors” section, factors that may contribute to the variability of our quarterly and annual results include:

•	our ability to retain our current listenership, build our listener base and increase listener hours;

•	our ability to more effectively monetize mobile listener hours, particularly as the number of listener hours on mobile devices grow;

•	our ability to attract and retain existing advertisers and prove that our advertising products are effective enough to justify a pricing structure that is profitable for us;

•	our ability to effectively manage our growth;

•	our ability to continue to operate under the statutory licenses set forth in the Copyright Act;

•	our ability to enjoy the benefit of rates negotiated below those established by the CRB in 2007;

•	our ability to enjoy the benefits of collective licensing available through performing rights organizations;

•	the effects of increased competition in our business;

•	our ability to keep pace with changes in technology and our competitors;

•	interruptions in service, whether or not we are responsible for such interruptions, and any related impact on our reputation;

•	costs associated with defending any litigation, including intellectual property infringement litigation;

•	our ability to pursue, and the timing of, entry into new geographic or content markets and, if pursued, our management of this expansion;

•	the impact of general economic conditions on our revenue and expenses; and

•	changes in government regulation affecting our business.

Seasonal variations in listener and advertising behavior may also cause fluctuations in our financial results. We expect to experience some effects of seasonal trends in listener behavior due to increased internet usage and sales of media-streaming devices during certain vacation and holiday periods. For example, we expect to experience increased usage during the fourth quarter of each calendar year due to the holiday season, and in the first quarter of each calendar year due to increased use of media-streaming devices received as gifts during the holiday season. We may also experience higher advertising sales during the fourth quarter of each calendar year due to greater advertiser demand during the holiday season. In addition, expenditures by advertisers tend to be cyclical and discretionary in nature, reflecting overall economic conditions, the economic prospects of specific advertisers or industries, budgeting constraints and buying patterns and a variety of other factors, many of which are outside our control. While we believe these seasonal trends have affected and will continue to affect our quarterly results, our trajectory of rapid growth may have overshadowed these effects to date. We believe that our business may become more seasonal in the future and that such seasonal variations in listener behavior may result in fluctuations in our financial results.

Failure to protect our intellectual property could substantially harm our business and operating results.

The success of our business depends on our ability to protect and enforce our trade secrets, trademarks, copyrights and patents and all of our other intellectual property rights, including our intellectual property rights underlying the Pandora service. We attempt to protect our intellectual property under trade secret, trademark, copyright and patent law, and through a combination of employee and third-party nondisclosure agreements, other contractual restrictions, and other methods. These afford only limited protection. Despite our efforts to protect our intellectual property rights and trade secrets, unauthorized parties may attempt to copy aspects of our song selection technology or obtain and use our trade secrets and other confidential information. Moreover, policing our intellectual property rights is difficult, costly and may not always be effective.

We have filed, and may in the future file, patent applications. It is possible, however, that these innovations may not be protectable. In addition, given the cost, effort, risks and downside of obtaining patent protection, including the requirement to ultimately disclose the invention to the public, we may choose not to seek patent protection for certain innovations. However, such patent protection could later prove to be important to our business. Furthermore, there is always the possibility that our patent applications may not issue as granted patents, that the scope of the protection gained will be insufficient or that an issued patent may be deemed invalid or unenforceable. We also cannot guarantee that any of our present or future patents or other intellectual property rights will not lapse or be invalidated, circumvented, challenged or abandoned, that our intellectual property rights will provide competitive advantages to us, that our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes will not be limited by our relationships with third parties, that any of our pending or future patent applications will have the coverage originally sought, that our intellectual property rights will be enforced in jurisdictions where competition may be intense or where legal protection may be weak, or that we will not lose the ability to assert our intellectual property rights against or to license our technology to others and collect royalties or other payments.

We have registered “Pandora,” “Music Genome Project” and other marks as trademarks in the United States. Nevertheless, competitors may adopt service names similar to ours, or purchase our trademarks and confusingly similar terms as keywords in internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly leading to confusion among our listeners or advertising customers. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term Pandora or our other trademarks. Any claims or customer confusion related to our trademarks could damage our reputation and brand and substantially harm our business and operating results.

We currently own the www.pandora.com internet domain name and various other related domain names. Domain names are generally regulated by internet regulatory bodies. If we lose the ability to use a domain name in a particular country, we would be forced either to incur significant additional expenses to market our solutions within that country or to elect not to sell solutions in that country. Either result could harm our business and operating results. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize our brand names in the United States or other countries in which we may conduct business in the future.

In order to protect our trade secrets and other confidential information, we rely in part on confidentiality agreements with our employees, consultants and third parties with whom we have relationships. These agreements may not effectively prevent disclosure of trade secrets and other confidential information and may not provide an adequate remedy in the event of misappropriation of trade secrets or any unauthorized disclosure of trade secrets and other confidential information. In addition, others may independently discover our trade secrets and confidential information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions, and failure to obtain or maintain trade secret protection, or our competitors’ obtainment of our trade secrets or independent development of unpatented technology similar to ours or competing technologies, could adversely affect our competitive business position.

Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights, to protect our patent rights, trademarks, trade secrets and domain names and to determine the validity and scope of the proprietary rights of others. Our efforts to enforce or protect our proprietary rights may be ineffective and could result in substantial costs and diversion of resources and management time, each of which could substantially harm our operating results.

Assertions by third parties of infringement or other violation by us of their intellectual property rights could result in significant costs and substantially harm our business and operating results.

Internet, technology and media companies are frequently subject to litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. Some internet, technology and media companies, including some of our competitors, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims against us. Third parties have asserted, and may in the future assert, that we have infringed, misappropriated or otherwise violated their intellectual property rights, and as we face increasing competition, the possibility of intellectual property rights claims against us grows. For example, in April 2011, we were served with a complaint by Augme Technologies, Inc. alleging that we have infringed an Augme patent and seeking injunctive relief and monetary damages. Such litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue, and therefore our own issued and pending patents may provide little or no deterrence to these patent owners in bringing intellectual property rights claims against us. In addition, various federal and state laws and regulations govern the intellectual property rights associated with sound recordings and musical works. Existing laws and regulations are evolving and subject to different interpretations, and various federal and state legislative or regulatory bodies may expand current or enact new laws or regulations. We cannot assure you that we are not infringing or violating any third-party intellectual property rights.

We cannot predict whether assertions of third-party intellectual property rights or any infringement or misappropriation claims arising from such assertions will substantially harm our business and operating results. If we are forced to defend against any infringement or misappropriation claims, whether they are with or without merit, are settled out of court, or are determined in our favor, we may be required to expend significant time and financial resources on the defense of such claims. Furthermore, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property; cease making, licensing or using solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our solutions; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content, or materials; and to indemnify our partners and other third parties. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. In addition, any lawsuits regarding intellectual property rights, regardless of their success, could be expensive to resolve and would divert the time and attention of our management and technical personnel.

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If capital is not available to us, our business, operating results and financial condition may be harmed.

We may require additional capital to operate or expand our business. In addition, some of our current or future strategic initiatives, including entry into non-music content channels, such as comedy, or international markets, may require substantial additional capital resources before they begin to generate revenue. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. For example, our current credit facility contains restrictive covenants relating to our capital raising activities and other financial and operational matters, and any debt financing secured by us in the future could involve further restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, volatility in the credit markets may have an adverse effect on our ability to obtain debt financing. If we do not have funds available to enhance our solutions, maintain the competitiveness of our technology and pursue business opportunities, we may not be able to service our existing listeners, acquire new listeners or attract or retain advertising customers, each of which could inhibit the implementation of our business plan and materially harm our operating results.

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.

We may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our service, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

In addition, we do not have any experience in acquiring other businesses. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	unanticipated costs or liabilities associated with the acquisition;

•	incurrence of acquisition-related costs;

•	diversion of management’s attention from other business concerns;

•	harm to our existing business relationships with business partners and advertisers as a result of the acquisition;

•	harm to our brand and reputation;

•	the potential loss of key employees;

•	use of resources that are needed in other parts of our business; and

•	use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer.

We face many risks associated with our long-term plan to expand our operations outside of the United States, including difficulties obtaining rights to stream music on favorable terms.

Expanding our operations into international markets is an element of our long-term strategy. However, offering our service outside of the United States involves numerous risks and challenges. Most importantly, while the Digital Performance Right in Sound Recordings Act and the Digital Millennium Copyright Act provide a statutory licensing regime for the streaming of sound recordings to listeners within the United States, there is no equivalent statutory licensing regime available outside of the United States, and the other licensing alternatives currently available are not commercially viable. Currently, the licensing terms offered by rights organizations and individual copyright owners in countries outside the United States are prohibitively expensive. Addressing licensing structure and royalty rate issues in the United States required us to make very substantial investments of time, capital and other resources, and our business could have failed if such investments had not succeeded. Addressing these issues in foreign jurisdictions may require a commensurate investment by us, and there can be no assurance that we would succeed or achieve any return on this investment.

In addition, international expansion would expose us to other risks such as:

•	the need to modify our technology and sell our solutions in non-English speaking countries;

•	the need to localize our service to foreign customers’ preferences and customs;

•	difficulties in managing operations due to language barriers, distance, staffing, cultural differences and business infrastructure constraints;

•	our lack of experience in marketing, and encouraging viral marketing growth without incurring significant marketing expenses, in foreign countries;

•	application of foreign laws and regulations to us;

•	fluctuations in currency exchange rates;

•	reduced or ineffective protection of our intellectual property rights in some countries; and

•	potential adverse tax consequences associated with foreign operations and revenue.

Further, in jurisdictions where copyright protection has been insufficient to protect against widespread music piracy, achieving market acceptance of our service may prove difficult as we would need to convince listeners to stream our service when they could otherwise download the same music for free. As a result of these obstacles, we may find it impossible or prohibitively expensive to enter foreign markets, or entry into foreign markets could be delayed, which could hinder our ability to grow our business.

Expansion of our operations into non-music content, including our recent launch of comedy, subjects us to additional business, legal, financial and competitive risks.

Expansion of our operations into delivery of non-music content stations involves numerous risks and challenges, including increased capital requirements, new competitors and the need to develop new strategic relationships. For example, in May 2011, we started streaming spoken word comedy content, for which the underlying literary works are not currently entitled to eligibility for licensing by any performing rights organization for the United States. Rather, pursuant to industry-wide custom and practice, this content is performed absent a specific license from any such performing rights organization. Further, growth into this new area may require changes to our existing business model and cost structure, modifications to our infrastructure and exposure to new regulatory and legal risks, any of which may require expertise in which we have little or no experience. There is no guarantee that we will be able to generate sufficient revenue from advertising sales associated with comedy content to offset the costs of maintaining comedy stations. For example, many of the mainstream advertisers that choose to place ads on our music stations may choose not to advertise on our comedy stations because of the sometimes explicit nature of comedy content. Further, we have established a reputation as an online music provider and our ability to gain acceptance and listenership for comedy content stations, and thus our ability to attract advertisers on comedy stations, is not certain. Failure to obtain or retain rights to comedy content on acceptable terms, or at all, to successfully monetize and generate revenues from such content, or to effectively manage the numerous risks and challenges associated with such expansion could adversely affect our revenues and profitability. To the extent we choose, in the future, to offer additional types of content beyond music and comedy, such as news, talk and sports programming, we will be subject to many of these same risks.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

At January 31, 2011, we had federal net operating loss carryforwards of approximately $79.6 million and tax credit carryforwards of approximately $0.7 million. At January 31, 2011, we had state net operating loss carryforwards of approximately $75.6 million and tax credit carryforwards of approximately of $1.8 million. Under Section 382/383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. As a result of prior equity issuances and other transactions in our stock, we have previously experienced “ownership changes” under section 382 of the Code and comparable state tax laws. We may also experience ownership changes in the future as a result of this issuance or future transactions in our stock. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards or other pre-change tax attributes to offset United States federal and state taxable income is subject to limitations.

If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork and focus that contribute crucially to our business.

We believe that a critical component of our success is our corporate culture, which we believe fosters innovation, encourages teamwork, cultivates creativity and promotes focus on execution. We have invested substantial time, energy and resources in building a highly collaborative team that works together effectively in a non-hierarchical environment designed to promote openness, honesty, mutual respect and pursuit of common goals. As we continue to develop the infrastructure of a public company and grow, we may find it difficult to maintain these valuable aspects of our corporate culture. Any failure to preserve our culture could negatively impact our future success, including our ability to attract and retain employees, encourage innovation and teamwork and effectively focus on and pursue our corporate objectives.

Federal, state and industry regulations as well as self-regulation related to privacy and data security concerns pose the threat of lawsuits and other liability, require us to expend significant resources, and may hinder our ability and our advertisers’ ability to deliver relevant advertising.

We collect and utilize demographic and other information, including personally identifiable information, from and about our listeners as they interact with our service. For example, to register for a Pandora account, our listeners must provide the following information: age, gender, zip code and e-mail address. Listeners must also provide their credit card or debit card numbers and other billing information in connection with additional service offerings. We also may collect information from our listeners when they enter information on their profile page, post comments on other listeners’ pages, use other community or social networking features that are part of our service, participate in polls or contests or sign up to receive e-mail newsletters. Further, we and third parties use tracking technologies, including “cookies” and related technologies, to help us manage and track our listeners’ interactions with our service and deliver relevant advertising.

Various federal and state laws and regulations govern the collection, use, retention, sharing and security of the data we receive from and about our listeners. Privacy groups and government bodies have increasingly scrutinized the ways in which companies link personal identities and data associated with particular users or devices with data collected through the internet, and we expect such scrutiny to continue to increase. Alleged violations of laws and regulations relating to privacy and data security, and any relevant claims, may expose us to potential liability and may require us to expend significant resources in responding to and defending such allegations and claims. For example, in late 2010 and early 2011, we were named as a defendant in several class action lawsuits alleging, among other things, violations of computer fraud, computer trespass and privacy laws. In addition, in early 2011, we were served with a subpoena to produce documents in connection with a federal grand jury, which we believe was convened to investigate the information sharing processes of certain popular applications that run on the Apple and Android mobile platforms. While we were informed that we are not a specific target of the investigation, and we believe that similar subpoenas were issued on an industry-wide basis to the publishers of numerous other smartphone applications, we will likely incur legal costs related to compliance with the subpoena, management’s attention could be diverted and there is no guarantee that we will avoid costly litigation. Claims or allegations that we have violated laws and regulations relating to privacy and data security have resulted and could in the future result in negative publicity and a loss of confidence in us by our listeners and our advertisers, and may subject us to fines by credit card companies and loss of our ability to accept credit and debit card payments.

Existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations, and various federal and state legislative and regulatory bodies may expand current or enact new laws regarding privacy and data security-related matters. We may find it necessary or desirable to join self-regulatory bodies or other privacy-related organizations that require compliance with their rules pertaining to privacy and data security. We also may be bound by contractual obligations that limit our ability to collect, use, disclose, and leverage listener data and to derive economic value from it. New laws, amendments to or re-interpretations of existing laws, rules of self-regulatory bodies, industry standards and contractual obligations, as well as changes in our listeners’ expectations and demands regarding privacy and data security, may limit our ability to collect, use, and disclose, and to leverage and derive economic value from listener data. We may also be required to expend significant resources to adapt to these changes and to develop new ways to deliver relevant advertising or otherwise provide value to our advertisers. In particular, government regulators have proposed “do not track” mechanisms, and requirements that users affirmatively “opt-in” to certain types of data collection that, if enacted into law or adopted by self-regulatory bodies or as part of industry standards, could significantly hinder our ability to collect and use data relating to listeners. Restrictions on our ability to collect, access and harness listener data, or to use or disclose listener data or any profiles that we develop using such data, would in turn limit our ability to stream personalized music content to our listeners and offer targeted advertising opportunities to our advertising customers, each of which are critical to the success of our business.

We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, self-regulatory bodies, industry standards and contractual obligations. Increased regulation of data utilization and distribution practices, including self-regulation and industry standards, could increase our cost of operation, limit our ability to grow our operations or otherwise adversely affect our business.

If our security systems are breached, we may face civil liability and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract listeners and advertisers.

Techniques used to gain unauthorized access are constantly evolving, and we may be unable to anticipate or prevent unauthorized access to data pertaining to our listeners, including credit card and debit card information and other personally identifiable information. If an actual or perceived breach of security occurs of our systems or a vendor’s systems, we may face civil liability and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract listeners, which in turn would harm our efforts to attract and retain advertisers. We also would be required to expend significant resources to mitigate the breach of security and to address related matters.

We cannot control the actions of third parties who may have access to the listener data we collect. The integration of the Pandora service with applications provided by third parties represents a significant growth opportunity for us, but we may not be able to control such third parties’ use of listeners’ data, ensure their compliance with the terms of our privacy policies, or prevent unauthorized access to, or use or disclosure of, listener information, any of which could hinder or prevent our efforts with respect to growth opportunity.

Any failure, or perceived failure, by us to maintain the security of data relating to our listeners and employees, to comply with our posted privacy policy, laws and regulations, rules of self-regulatory organizations, industry standards, and contractual provisions to which we may be bound, could result in the loss of confidence in us, or result in actions against us by governmental entities or others, all of which could result in litigation and financial losses, and could potentially cause us to lose listeners, advertisers, revenue, and employees.

We are subject to a number of risks related to credit card and debit card payments we accept.

We accept payments exclusively through credit and debit card transactions. For credit and debit card payments, we pay interchange and other fees, which may increase over time. An increase in those fees would require us to either increase the prices we charge for our products, which could cause us to lose subscribers and subscription revenue, or suffer an increase in our operating expenses, either of which could harm our operating results.

If we or any of our processing vendors have problems with our billing software, or the billing software malfunctions, it could have an adverse effect on our subscriber satisfaction and could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if our billing software fails to work properly and, as a result, we do not automatically charge our subscribers’ credit cards on a timely basis or at all, we could lose subscription revenue, which would harm our operating results.

We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it more difficult for us to comply. Currently, we are assessing whether we are fully compliant with the Payment Card Industry, or PCI, Data Security Standard, or PCI DSS, a security standard with which companies that collect, store, or transmit certain data regarding credit and debit cards, credit and debit card holders, and credit and debit card transactions are required to comply. Our failure to comply fully with PCI DSS may violate payment card association operating rules, federal and state laws and regulations, and the terms of our contracts with payment processors and merchant banks. Such failure to comply fully also may subject us to fines, penalties, damages, and civil liability, and may result in the loss of our ability to accept credit and debit card payments. Further, there is no guarantee that, even if PCI DSS compliance is achieved, we will maintain PCI DSS compliance or that such compliance will prevent illegal or improper use of our payment systems or the theft, loss, or misuse of data pertaining to credit and debit cards, credit and debit card holders and credit and debit card transactions.

If we fail to adequately control fraudulent credit card transactions, we may face civil liability, diminished public perception of our security measures and significantly higher credit card-related costs, each of which could adversely affect our business, financial condition and results of operations.

If we are unable to maintain our chargeback rate or refund rates at acceptable levels, credit card and debit card companies may increase our transaction fees or terminate their relationships with us. Any increases in our credit card and debit card fees could adversely affect our results of operations, particularly if we elect not to raise our rates for our service to offset the increase. The termination of our ability to process payments on any major credit or debit card would significantly impair our ability to operate our business.

If we fail to detect click fraud or other invalid clicks on ads, we could lose the confidence of our advertisers, which would cause our business to suffer.

Our business relies on delivering positive results to our advertising customers. We are exposed to the risk of fraudulent and other invalid clicks or conversions that advertisers may perceive as undesirable. A major source of invalid clicks could result from click fraud where a listener intentionally clicks on ads for reasons other than to access the underlying content of the ads. If fraudulent or other malicious activity is perpetrated by others and we are unable to detect and prevent it, or if we choose to manage traffic quality in a way that advertisers find unsatisfactory, the affected advertisers may experience or perceive a reduced return on their investment in our advertising products, which could lead to dissatisfaction with our advertising programs, refusals to pay, refund demands or withdrawal of future business. This could damage our brand and lead to a loss of advertisers and revenue.

Our success depends on our listeners’ continued high-speed access to the internet and wireless devices and the continued reliability of the related infrastructure.

Because our service is designed primarily to work over the internet, our revenue growth depends on our listeners’ low cost, high-speed access to the internet, as well as the continued maintenance and development of the internet infrastructure, including the wireless internet infrastructure. The future delivery of our service will depend on third-party internet service providers and wireless telecommunication companies expanding high-speed internet access and wireless networks, maintaining reliable networks with the necessary speed, data capacity and security, and developing complementary products and services for providing reliable and timely wired and wireless internet access and services. The success of our business depends directly on the continued accessibility, maintenance and improvement of the internet and, in particular, access to the internet through wireless infrastructure, to permit high-quality streaming of content and provide a convenient and reliable platform for customer interaction. All of these factors are outside of our control.

To the extent that the internet and the wireless internet infrastructure continue to experience an increasing number of listeners, frequency of use and expanding bandwidth requirements, the internet and wireless networks may become congested and unable to support the demands placed on them, and their performance and reliability may decline. In addition, the wireless communications companies that provide our listeners with access to the internet through wireless networks may raise their rates or impose data usage limits, which could cause our listeners to decrease their usage of our service or our listenership to decline. Any future internet or wireless network outages, interruptions, bandwidth constraints, rate increases or data usage limits could adversely affect our ability to provide service to our listeners and advertising customers.

Some of our services and technologies may use “open source” software, which may restrict how we use or distribute our service or require that we release the source code of certain services subject to those licenses.

Some of our services and technologies may incorporate software licensed under so-called “open source” licenses, including, but not limited to, the GNU General Public License and the GNU Lesser General Public License. Such open source licenses typically require that source code subject to the license be made available to the public and that any modifications or derivative works to open source software continue to be licensed under open source licenses. Few courts have interpreted open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. We rely on multiple software programmers to design our proprietary technologies, and we do not exercise complete control over the development efforts of our programmers and we cannot be certain that our programmers have not incorporated open source software into our proprietary products and technologies or that they will not do so in the future. In the event that portions of our proprietary technology are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our services and technologies and materially and adversely affect our ability to sustain and grow our business.

Government regulation of the internet is evolving, and unfavorable developments could have an adverse affect on our operating results.

We are subject to general business regulations and laws, as well as regulations and laws specific to the internet. Such laws and regulations cover taxation, user privacy, data collection and protection, copyrights, electronic contracts, sales procedures, automatic subscription renewals, credit card processing procedures, consumer protections, broadband internet access and content restrictions. We cannot guarantee that we have been or will be fully compliant in every jurisdiction, as it is not entirely clear how existing laws and regulations governing issues such as privacy, taxation and consumer protection apply to the internet. Moreover, as internet commerce continues to evolve, increasing regulation by federal, state and foreign agencies becomes more likely. The adoption of any laws or regulations that adversely affect the popularity or growth in use of the internet, including laws limiting internet neutrality, could decrease listener demand for our service offerings and increase our cost of doing business. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also hinder our operational flexibility, raise compliance costs and result in additional historical or future liabilities for us, resulting in adverse impacts on our business and our operating results.

We could be adversely affected by regulatory restrictions on the use of mobile and other electronic devices in motor vehicles, and legal claims are possible from use of such devices while driving.

Regulatory and consumer agencies have increasingly focused on distraction to drivers that may be associated with use of mobile and other devices in motor vehicles. In 2010, the U.S. Department of Transportation identified driver distraction as a top priority, and we anticipate new regulatory activity in this area. Regulatory restrictions on how drivers and passengers in automobiles may engage with devices on which our service is broadcast could inhibit our ability to increase listener hours and generate ad revenue, which would harm our operating results. In addition, concerns over driver distraction due to use of mobile and other electronic devices to access our service in motor vehicles could result in litigation and negative publicity.

We rely on third parties to provide software and related services necessary for the operation of our business.

We incorporate and include third-party software into and with our applications and service offerings and expect to continue to do so. The operation of our applications and service offerings could be impaired if errors occur in the third-party software that we use. It may be more difficult for us to correct any defects in third-party software because the development and maintenance of the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that any third-party licensors will continue to make their software available to us on acceptable terms, to invest the appropriate levels of resources in their software to maintain and enhance its capabilities, or to remain in business. Any impairment in our relationship with these third-party licensors could harm our ability to maintain and expand the reach of our service, increase listener hours and sell advertising each of which could harm our operating results, cash flow and financial condition.

The impact of worldwide economic conditions, including the effect on advertising budgets and discretionary entertainment spending behavior, may adversely affect our business and operating results.

Our financial condition is affected by worldwide economic conditions and their impact on advertising spending. Expenditures by advertisers generally tend to reflect overall economic conditions, and to the extent that the economy continues to stagnate, reductions in spending by advertisers could have a serious adverse impact on our business. In addition, we provide an entertainment service, and payment for our Pandora One subscription service or payment of fees to receive our service once a listener reaches 40 hours use per month on a traditional computer may be considered discretionary on the part of some of our current and prospective subscribers or listeners, who may choose to use a competing free service. To the extent that overall economic conditions reduce spending on discretionary activities, our ability to retain current and obtain new subscribers could be hindered, which could reduce our subscription revenue and negatively impact our business.

Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events and to interruption by man-made problems such as computer viruses or terrorism.

Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins or similar events. For example, a significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our principal executive offices are located in the San Francisco Bay Area, a region known for seismic activity. In addition, acts of terrorism could cause disruptions in our business or the economy as a whole. Our servers may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential customer data. We currently have very limited disaster recovery capability, and our business interruption insurance may be insufficient to compensate us for losses that may occur. As we rely heavily on our servers, computer and communications systems and the internet to conduct our business and provide high quality service to our listeners, such disruptions could negatively impact our ability to run our business, result in loss of existing or potential listeners and advertisers and increased maintenance costs, which would adversely affect our operating results and financial condition.

Risks Related to Owning Our Common Stock

Our stock price has been and will likely continue to be volatile, and the value of an investment in our common stock may decline.

The trading price of our common stock has been and is likely to continue to be volatile. In addition to the risk factors described in this section and elsewhere in this Quarterly Report on Form 10-Q, factors that may cause the price of our common stock to fluctuate include, but are not limited to:

•	our actual or anticipated operating performance and the operating performance of similar companies in the internet, radio or digital media spaces;

•	general economic conditions and their impact on advertising spending;

•	the overall performance of the equity markets;

•	the number of shares of our common stock publicly owned and available for trading;

•	threatened or actual litigation;

•	changes in laws or regulations relating to our service;

•	any major change in our board of directors or management;

•	publication of research reports about us or our industry or changes in recommendations or withdrawal of research coverage by securities analysts; and

•	sales or expected sales of shares of our common stock by us, and our officers, directors and significant stockholders.

In addition, the stock market has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of those companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources and harm our business, operating results and financial condition.

Future sales of our common stock by stockholders could depress the market price of our common stock.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock. As of July 31, 2011, we had approximately 161.1 million shares of common stock outstanding of which approximately 143.8 million shares are eligible for sale in the public market at various times upon the expiration of lock-up agreements entered into with the underwriters of our initial public offering and subject to vesting requirements and the requirements of Rule 144 of the Securities Act. In addition, the underwriters may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements prior to expiration of the lock-up period. Sales of a substantial number of such shares upon expiration, or the perception that such sales may occur, or early release, of the lock-up could cause our share price to fall. In addition, we filed a Form S-8 under the Securities Act to register 49,026,295 shares of our common stock for issuance under our equity incentive plans. These shares may be sold in the public market upon issuance and once vested, subject to the 180-day lock-up period and other restrictions provided under the terms of the applicable plan or award agreement. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

We also may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investments or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

If securities or industry analysts do not publish research, publish inaccurate or unfavorable research about our business, or make projections that exceed our actual results, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If securities or industry analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline. Furthermore, such analysts publish their own projections regarding our actual results. These projections may vary widely from one another and may not accurately predict the results we actually achieve. Our stock price may decline if we fail to meet securities and industry analysts’ projections.

Concentration of ownership among our officers, directors, large stockholders and their affiliates may prevent new investors from influencing corporate decisions.

Our officers, directors, greater than 5% stockholders and their affiliates beneficially own or control, directly or indirectly, a majority of our outstanding common stock. As a result, if some of these persons or entities act together, they will have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying an acquisition or cause the market price of our stock to decline.

Our charter documents, Delaware law and certain terms of our music licensing arrangements could discourage takeover attempts and lead to management entrenchment.

Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:

•	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•

the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;

•

the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•

the requirement that a special meeting of stockholders may be called only by the chairman of our board of directors, our president, our secretary, or a majority vote of our board of directors, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•

the requirement for the affirmative vote of holders of at least 66  2/3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our certificate of incorporation relating to the issuance of preferred stock and management of our business or our bylaws, which may inhibit the ability of an acquiror to effect such amendments to facilitate an unsolicited takeover attempt;

•

the ability of our board of directors, by majority vote, to amend the bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquiror to amend the bylaws to facilitate an unsolicited takeover attempt; and

•

advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

Section 203 of the Delaware General Corporation Law governs us. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time. In addition, if we are acquired, certain terms of our music licensing arrangements, including favorable royalty rates that currently apply to us may not be available to an acquiror. These terms may discourage a potential acquiror from making an offer to buy us or may reduce the price such a party may be willing to offer.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

Between May 1, 2011 and July 6, 2011 (the date of the filing of our registration statement on Form S-8, No. 333-175378), we issued an aggregate of 1,979,967 shares of common stock that were not registered under the Securities Act of 1933 to our directors, officers, employees and consultants pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of approximately $499,622. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act of 1933. The recipients of these shares of common stock represented their intentions to acquire the shares for investment only and not with a view to or for sale in connection with any distribution, and appropriate legends were affixed to the share book entry records issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

(b) Use of Proceeds from Public Offering of Common Stock

On June 14, 2011, our registration statement on Form S-1 (No. 333-172215) was declared effective for our initial public offering, and on June 20, 2011 we consummated the IPO consisting of 14,684,000 shares of our common stock for $16.00 per share, including 6,000,682 shares issued and sold by us. On July 19, 2011, we settled the underwriters’ exercise of their IPO over-allotment option for an additional 350,000 shares issued and sold by us for $16.00 per share. The underwriters of the offering were Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, Citigroup Global Markets, Inc., William Blair & Company, L.L.C., Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities, LLC. Following the sale of the shares in connection with the closing of the IPO, the offering terminated. As a result of the offering, including the underwriters’ over-allotment option, we received total net proceeds of approximately $90.9 million, after deducting total expenses of $10.7 million, consisting of underwriting discounts and commissions of $7.1 million and offering-related expenses of approximately $3.6 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates other than the payment of certain legal expenses on behalf of our selling stockholders.

Approximately $30.6 million of the net proceeds to us from the IPO, including the over-allotment, were used to pay accrued dividends on our preferred stock and we anticipate that we will use the remaining net proceeds from our IPO for working capital and other general corporate purposes, including to finance our growth, develop new products, fund capital expenditures, or to expand our existing business through acquisitions of other businesses, products or technologies. There has been no material change in the planned use of proceeds from our IPO from that described in the final Prospectus filed with the SEC pursuant to Rule 424(b)(4) on June 15, 2011.

Item 6.	Exhibits

		Incorporated by Reference					Filed Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By

10.01	Form of Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan						X

31.01	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act						X

31.02	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act						X

32.01	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act						X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Balance Sheets as of July 31, 2011 and January 31, 2011, (ii) Condensed Statements of Operations for the Three and Six Months ended July 31, 2011 and 2010, (iii) Condensed Statements of Cash Flows for the Six Months ended July 31, 2011 and 2010 and (iv) Notes to Condensed Financial Statements						X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Pandora Media, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANDORA MEDIA, INC.

Date: September 1, 2011	By:	/s/ Steven Cakebread
Steven Cakebread
Executive Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer)