Form 10-Q
period 2011-10-31
Pandora Media, Inc.
filed 2011-11-29
CIK 1230276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended Octob er 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of registrant’s common stock outstanding as of November 22, 2011 was: 161,367,159

Pandora Media, Inc.

FORM 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements

Pandora Media, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	As of January 31, 2011	As of October 31, 2011
Assets
Current assets:
Cash and cash equivalents	$43,048	$53,876
Short-term investments	—	36,923
Accounts receivable, net of allowance of $503 and $474 at January 31 and October 31, 2011, respectively	42,212	60,247
Prepaid expenses and other current assets	3,516	2,500

Total current assets	88,776	153,546
Property and equipment, net	8,683	14,437
Other assets	1,750	1,931

Total assets	$99,209	$169,914

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,965	$2,149
Accrued liabilities	5,532	5,340
Accrued royalties	18,080	25,622
Deferred revenue	15,910	18,432
Accrued compensation	3,815	8,219
Current portion of long-term debt	6,759	—

Total current liabilities	52,061	59,762
Long-term debt	837	—
Preferred stock warrant liability	1,027	—
Other long-term liabilities	1,632	2,523

Total liabilities	55,557	62,285

Redeemable convertible preferred stock, $0.0001 par value: 134,051,713 shares authorized as of January 31, 2011; 133,534,334 shares issued and outstanding as of January 31, 2011; aggregate liquidation preference of $147,891 as of January 31, 2011	126,662	—

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; zero and 10,000,000 shares authorized as of January 31 and October 31, 2011, respectively; no shares issued and outstanding as of January 31 and October 31, 2011	—	—
Common stock, $0.0001 par value: 220,000,000 and 1,000,000,000 shares authorized as of January 31 and October 31, 2011, respectively; 14,510,655 and 161,354,659 shares issued and outstanding as of January 31 and October 31, 2011, respectively	1	16
Additional paid-in capital	2,308	200,871
Accumulated deficit	(85,319)	(93,247)
Accumulated other comprehensive loss	—	(11)

Total stockholders’ equity (deficit)	(83,010)	107,629

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$99,209	$169,914

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2011	2010	2011
Revenue:
Advertising	$32,683	$65,985	$77,852	$167,904
Subscription services and other	5,006	9,023	12,271	25,110

Total revenue	37,689	75,008	90,123	193,014
Costs and expenses:
Cost of revenue	3,084	6,260	7,977	16,080
Product development	1,756	3,685	4,817	9,842
Marketing and sales	9,715	16,628	21,884	44,094
General and administrative	3,853	10,021	9,204	25,374
Content acquisition	18,136	37,658	45,422	100,539

Total costs and expenses	36,544	74,252	89,304	195,929

Income (loss) from operations	1,145	756	819	(2,915)
Other income (expense):
Interest income	9	28	26	31
Interest expense	(116)	(123)	(333)	(493)
Other income (expense), net	6	—	(840)	(4,485)

Income (loss) before provision for income taxes	1,044	661	(328)	(7,862)
Provision for income taxes	—	(23)	—	(66)

Net income (loss)	1,044	638	(328)	(7,928)
Accretion of redeemable convertible preferred stock	(72)	—	(228)	(110)
Increase in cumulative dividends payable upon conversion or liquidation of redeemable convertible preferred stock	(2,746)	—	(6,575)	(3,648)

Net income (loss) attributable to common stockholders	$(1,774)	$638	$(7,131)	$(11,686)

Basic net income (loss) per share attributable to common stockholders	$(0.15)	$0.00	$(0.70)	$(0.13)

Weighted-average number of shares used in computing basic per share amounts	11,686	161,288	10,137	86,976
Diluted net income (loss) per share attributable to common stockholders	$(0.15)	$0.00	$(0.70)	$(0.13)

Weighted-average number of shares used in computing diluted per share amounts	11,686	191,014	10,137	86,976

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2010	2011
Operating Activities
Net loss	$(328)	$(7,928)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,007	2,987
(Gain) loss on disposition of assets	(15)	283
Stock-based compensation	946	5,739
Issuance of common stock in exchange for non-employee services	157	—
Remeasurement of preferred stock warrants	869	4,499
Amortization of debt discount	3	1
Amortization of debt issuance costs	—	123
Changes in assets and liabilities:
Accounts receivable	(15,537)	(18,035)
Prepaid expenses and other assets	(460)	711
Accounts payable and accrued liabilities	1,958	259
Accrued royalties	3,377	7,542
Accrued compensation	3,844	4,404
Deferred revenue	6,401	2,522
Reimbursement of cost of leasehold improvements	—	375

Net cash provided by operating activities	2,222	3,482

Investing Activities
Purchases of property and equipment	(3,853)	(9,024)
Proceeds from sale of property and equipment	45	—
Purchase of short-term investments	—	(36,934)

Net cash used in investing activities	(3,808)	(45,958)

Financing Activities
Borrowings under debt arrangements	3,644	—
Repayments of debt	(224)	(7,596)
Proceeds from exercise of preferred stock warrants	—	165
Proceeds from early exercise of stock options	126	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	22,206	—
Proceeds from initial public offering net of offering costs	—	90,912
Proceeds from issuance of common stock	452	828
Payment of dividends to preferred stockholders at initial public offering	—	(31,005)
Proceeds from buyers in investor offer	7,908	—
Payments to sellers in investor offer	(7,908)	—

Net cash provided by financing activities	26,204	53,304

Net increase in cash and cash equivalents	24,618	10,828
Cash and cash equivalents at beginning of period	16,164	43,048

Cash and cash equivalents at end of period	$40,782	$53,876

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

Initial Public Offering

In June 2011, the Company completed its initial public offering (“IPO”) whereby 14,684,000 shares of common stock were sold to the public at a price of $16.00 per share. The Company sold 6,000,682 common shares and selling stockholders sold 8,683,318 common shares. In July 2011, in connection with the exercise of the underwriters’ overallotment option, 350,000 additional shares of common stock were sold to the public at the initial offering price of $16.00 per share. The Company received aggregate proceeds of $94.5 million from the initial public offering and the underwriters’ overallotment option, net of underwriters’ discounts and commissions but before deducting offering expenses of $3.9 million. Upon the closing of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into 137,542,912 shares of common stock and outstanding warrants to purchase redeemable convertible preferred stock automatically converted into warrants to purchase 154,938 shares of common stock.

Basis of Presentation

The unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. These interim financial results are not necessarily indicative of the results expected for the full fiscal year or for any subsequent interim period.

These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s prospectus filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) of the Securities Act of 1933, as amended on June 15, 2011.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates are used for determining selling prices for elements sold in multiple-element arrangements, the allowance for doubtful accounts, the fair value of stock awards through the date of the IPO, stock-based compensation, fair values of investments and income taxes, and certain royalty rates related to streaming content. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, the Company’s financial statements could be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

Segments

The Company operates in one segment. The Company’s chief operating decision maker (the “CODM”), its Chief Executive Officer, manages the Company’s operations on a consolidated basis for purposes of allocating resources. When evaluating the Company’s financial performance, the CODM reviews separate revenue information for the Company’s advertising, subscription services and other offerings, while all other financial information is reviewed on a consolidated basis. All of the Company’s principal operations are located in the United States.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and trade accounts receivable. The Company maintains cash and cash equivalents with domestic financial institutions of high credit quality. The Company performs periodic evaluations of the relative credit standing of all of such institutions

The Company performs ongoing credit evaluations of customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, and review of the invoicing terms of the contract. The Company generally does not require collateral. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Actual credit losses during the fiscal year ended January 31, 2011 and the nine months ended October 31, 2011 were not significant.

For the three months ended October 31, 2010 and 2011, the Company had no customers that accounted for 10% or more of total revenue. For the nine months ended October 31, 2010 the Company had one customer that accounted for 11% of the Company’s total revenue. For the nine months ended October 31, 2011, the Company had one customer that accounted for 11% of the Company’s total revenue.

As of January 31 and October 31, 2011 there were no customers that accounted for 10% or more of the Company’s total accounts receivable.

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

Subscription and Other Revenue. The Company generates subscription services revenue through the sale of access to a premium version of Pandora internet radio. Subscription revenue is recognized on a straight-line basis over the subscription period.

Until September 2011, a small portion of subscription revenue was also generated from usage-based fees when a listener who did not have access to a premium version of the Pandora service reached a maximum number of listening hours on traditional computers in a given month. The listener was required to pay a nominal fee to continue the advertising-supported listening experience on traditional computers for the remainder of the month. Revenue from usage based fees was recognized in the month the maximum number of listening hours was exceeded. In September 2011, the Company eliminated the 40 hour per month listening cap on web listening.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

Deferred Revenue. Deferred revenue consists of both prepaid but unrecognized subscription revenue and advertising fees received or billed in advance of the delivery or completion of the services or in instances when revenue recognition criteria have not been met. Deferred revenue is recognized when the services are provided and all revenue recognition criteria have been met.

Multiple-Element Arrangements . The Company enters into arrangements with customers to sell advertising packages that include different media placements or ad services that are delivered at the same time, or within close proximity of one another.

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

BESP. When it is unable to establish selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the service were sold on a stand-alone basis. BESP is generally used to allocate the selling price to deliverables in the Company’s multiple element arrangements. The Company determines BESP for deliverables by considering multiple factors including, but not limited to, prices it charges for similar offerings, market conditions, competitive landscape and pricing practices. The Company limits the amount of allocable arrangement consideration to amounts that are fixed or determinable and that are not contingent on future performance or future deliverables. The Company regularly reviews BESP. Changes in assumptions or judgments or changes to the elements in the arrangement could cause a material increase or decrease in the amount of revenue that the Company reports in a particular period.

The Company recognizes the relative fair value of the media placements or ad services as they are delivered assuming all other revenue recognition criteria are met.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

Financial Instruments

Cash, Cash Equivalents and Short-term Investments

The Company classifies its highly liquid investments with maturities of three months or less at the date of purchase as cash equivalents. The Company’s short-term investments consist of commercial paper, corporate debt securities and U.S. agency notes. These investments are classified as available-for-sale securities and are carried at fair value with the unrealized gains and losses reported as a component of stockholders’ equity. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date. The Company classifies its investments as either short-term or long-term based on each instrument’s underlying contractual maturity date. Investments with maturities of less than 12 months are classified as short-term and those with maturities greater than 12 months are classified as long-term. The cost of investments sold is based upon the specific identification method.

Fair Value

The Company records cash equivalents, short-term investments and its preferred stock warrant liability at fair value.

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

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, which consist of cash equivalents, short-term investments and preferred stock warrants.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

The fair value of these financial assets and liabilities was determined using the following inputs at January 31 and October 31, 2011:

	Fair Value Measurement Using			Total
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Fair values as of January 31, 2011
Assets:
Money market funds	$38,074	$—	$—	$38,074

Total assets measured at fair value	$38,074	$—	$—	$38,074

Liabilities:
Preferred stock warrants	$—	$—	$1,027	$1,027

Total liabilities measured at fair value	$—	$—	$1,027	$1,027

Fair values as of October 31, 2011
Assets:
Money market funds	$35,888	$—	$—	$35,888
Commercial paper	—	30,937	—	30,937
Corporate debt securities	—	18,261	—	18,261
U.S. agency notes	—	900	—	900

Total assets measured at fair value	$35,888	$50,098	$—	$85,986

The Company’s money market funds are classified as Level 1 within the fair value hierarchy because they are valued primarily using quoted market prices. The Company’s other cash equivalents and short-term investments are classified as Level 2 within the fair value hierarchy because they are valued using professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. The Company’s preferred stock warrants were classified as Level 3 within the fair value hierarchy because they were valued using unobservable inputs and management’s judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such financial instruments.

Preferred Stock Warrant

Prior to the Company’s IPO, warrants to purchase the Company’s redeemable convertible preferred stock were classified as liabilities on the Company’s balance sheet. The Company measured these warrants at fair value at each balance sheet date and any changes in fair value were recognized as a component of other income (expense) in the Company’s statements of operations. The Company’s preferred stock warrants were categorized as Level 3 because the fair value was estimated using an option valuation model, which included the estimated fair value of the underlying preferred stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, and expected dividends on, and expected volatility of the price of the underlying preferred stock. These assumptions are inherently subjective and involve significant management judgment. The Company performed the final remeasurement of the warrants at the fair value at the closing date of the Company’s IPO on June 20, 2011 because the preferred stock warrants were either exercised or converted to common stock warrants on that date.

The Company recorded losses of approximately $0.9 million and $4.5 million arising from the revaluation of the convertible preferred stock warrant liability for the nine months ended October 31, 2010 and 2011, respectively. No such losses were recorded during the three months ended October 31, 2010 and 2011.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

The following table presents a reconciliation for the preferred stock warrants measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) for the three and nine months ended October 31, 2010 and 2011 (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2011	2010	2011
Beginning balance	$1,027	$—	$300	$1,027
Remeasurement of preferred stock warrants	—	—	869	4,499
Exercise of preferred stock warrants	—	—	(142)	(3,374)
Conversion of preferred stock warrants to common stock warrants	—	—	—	(2,152)

Ending balance	$1,027	$—	$1,027	$—

Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13 regarding Accounting Standard Codification (“ASC”) Subtopic 605-25, Revenue Recognition – Multiple-element Arrangements. This ASU addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 requires companies to allocate the overall consideration to each deliverable by using a BESP of individual deliverables in the arrangement in the absence of VSOE or other TPE of the selling price. The changes under ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified subsequent to adoption. The Company adopted the changes under ASU 2009-13 effective February 1, 2011. Under the previous accounting guidance, the Company treated its multiple element arrangements as a single unit of accounting as the Company generally did not have evidence of fair value for its undelivered elements. Under the new guidance, the Company uses BESP when neither VSOE nor TPE are available. As a result, the Company is able to recognize the relative fair value of the elements as they are delivered, assuming other revenue recognition criteria are met. As a result of implementing ASU 2009-13, the Company recognized $1.7 million and $6.0 million as revenue in the three and nine months ended October 31, 2011, respectively, that would have been deferred under the previous guidance for multiple element arrangements.

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

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

2.	Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consisted of the following:

	As of January 31, 2011	As of October 31, 2011
	(in thousands)
Cash and cash equivalents:
Cash	$4,974	$4,813
Money market funds	38,074	35,888
Commercial paper	—	8,499
Corporate debt securities	—	4,676

Total cash and cash equivalents	$43,048	$53,876

Short-term investments:
Commercial paper	$—	$22,438
Corporate debt securities	—	13,585
U.S. agency notes	—	900

Total short-term investments	$—	$36,923

Cash, cash equivalents and short-term investments	$43,048	$90,799

The Company’s short-term investments have maturities of less than 12 months and are classified as available for sale. As of January 31 and October 31, 2011 the cost basis of the Company’s cash and cash equivalents approximated their fair values and as a result, no unrealized gains or losses were recorded as of January 31 and October 31, 2011.

The following table summarizes the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of October 31, 2011 (in thousands). No such investments were held as of January 31, 2011.

	As of October 31, 2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and marketable securities:
Money market funds	$35,888	$—	$—	$35,888
Commercial paper	30,940	3	(6)	30,937
Corporate debt securities	18,269	—	(8)	18,261
U.S. agency notes	900	—	—	900

Total cash equivalents and marketable securities	$85,997	$3	$(14)	$85,986

The Company’s investment policy requires investments to be investment grade, primarily rated “A1” by Standard & Poor’s or “P1” by Moody’s or better for short-term investments, with the objective of minimizing the potential risk of principal loss. In addition, the investment policy limits the amount of credit exposure to any one issuer.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

The following tables show the gross unrealized losses and the fair value of those available-for-sale securities that were in an unrealized loss position (in thousands):

	As of October 31, 2011
	Fair Value	Gross Unrealized Losses
Commercial paper	$16,989	$(6)
Corporate debt securities	12,217	$(8)

Total	$29,206	$(14)

The unrealized losses on our available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. As of October 31, 2011, the Company owned 21 securities that were in an unrealized loss position. The Company does not intend nor expect to need to sell these securities before recovering the associated unrealized losses. It expects to recover the full carrying value of these securities. As a result, no portion of the unrealized losses at October 31, 2011 is deemed to be other-than-temporary and the unrealized losses are not deemed to be credit losses. No available-for-sale securities have been in an unrealized loss position for 12 months or more. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three and nine months ended October 31, 2011, the Company did not recognize any impairment charges.

3.	Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following, net income (loss) and net unrealized losses on marketable securities. The following table sets forth the components of comprehensive income (loss) (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2010	2011	2010	2011
Net income (loss)	$1,044	$638	$(328)	$(7,928)
Unrealized loss on marketable securities	—	(11)	—	(11)

Comprehensive income (loss)	$1,044	$627	$(328)	$(7,939)

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

4.	Commitments and Contingencies

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

In July 2011, a putative class action lawsuit was filed against Pandora in the United States District Court for the Northern District of California alleging that it, along with other defendant corporations, unlawfully accessed and transmitted personally identifiable information of the plaintiffs in connection with their use of iPhone and iPad applications.

In September 2011, a putative class action lawsuit was filed against Pandora in the United States District Court for the Northern District of California alleging that it violated Michigan’s video rental privacy law and consumer protection statute by allowing Pandora listeners’ listening history to be visible to the public.

In addition to civil liability, certain of the privacy lawsuits include allegations of violations of criminal statutes, and if the Company were found liable, there would be additional risk of criminal penalties. Each of these cases is at an early stage and the Company is investigating the allegations. However, the Company currently believes that it has substantial and meritorious defenses to these claims and intends to vigorously defend its position.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

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

Guarantees and Contingencies

The Company is party to certain contractual agreements under which it has agreed to provide indemnifications of varying scope and duration for claims by third parties relating to its intellectual property. Such indemnification provisions are accounted for in accordance with guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. To date, the Company has not incurred, does not anticipate incurring and therefore has not accrued for, any costs related to such indemnification provisions.

5.	Income Taxes

For the three and nine months ended October 31, 2010 the Company recorded no income tax expense. For the three and nine months ended October 31, 2011 the Company recorded income tax expense of approximately $23,000 and $66,000, respectively. The effective tax rate for the nine months ended October 31, 2011 was less than one percent based on the estimated tax loss for the fiscal year. The Company recorded tax expense for state minimum, capital and gross receipts taxes.

There were no material changes to the unrecognized tax benefits in the three and nine months ended October 31, 2011 and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, all years remain open to tax audit.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

6.	Debt Instruments

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

In September 2009, the Company entered into a $2.0 million equipment financing line with a financial institution. Each draw on the equipment financing line bore interest at the rate of 9.0% per annum and matured in 36 months. For the first six months after each advance, the Company was required to pay interest only, after which the Company was required to make 30 equal monthly payments of interest and principal. As of January 31, 2011 the Company had drawn $1.6 million on the equipment financing line, with the latest draw maturing in September 2013. The collateral for the equipment financing line consisted of all equipment purchased under the agreement by the Company. On May 13, 2011, the equipment financing line was paid in full and terminated.

On May 13, 2011, the Company entered into a $30 million credit facility with a syndicate of financial institutions. The amount of borrowings available under the credit facility at any time is based on the Company’s monthly accounts receivable balance at such time, and the amounts borrowed are collateralized by the Company’s personal property (including such accounts receivable but excluding intellectual property). At the option of the Company, drawn amounts under the credit facility will bear an interest rate of either (i) an adjusted London Interbank offered, or LIBO, rate plus (A) 3.00% (if the debt outstanding is greater than or equal to $15 million) or (B) 2.75% (if the debt outstanding is less than $15 million) or (ii) an alternate base rate plus (x) 2.00% (if the debt outstanding is greater than or equal to $15 million) or (y) 1.75% (if the debt outstanding is less than $15 million). The adjusted LIBO rate is the LIBO rate for a particular interest period multiplied by the statutory reserve rate. The alternate base rate is the greatest of the prime rate, the federal funds effect rate plus 0.5% and the adjusted LIBO rate plus 1%. In addition, the Company pays a non-usage charge on the available balance. The non-usage charge is 0.5% if the debt outstanding is greater than or equal to $15 million and .625% if the debt outstanding is less than $15 million. As of October 31, 2011, the Company had drawn $0 and had $30 million of available borrowing capacity under the credit facility. The credit facility contains customary events of default, conditions to borrowing and covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur debt, incur liens and make distribution to stockholders. The credit facility also includes a financial covenant requiring the maintenance of minimum liquidity of at least $5 million. During the continuance of an event of a default, the lenders may accelerate amounts outstanding, terminate the credit facility and foreclose on all collateral.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

7.	Stock-based Compensation Plans and Awards

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

The 2004 Plan and 2011 Plan are administered by the compensation committee of the board of directors of the Company.

Valuation of Awards

The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2011	2010	2011
Expected life (in years)	6.01-6.09	5.83-6.07	6.01-6.06	5.72-7.02
Risk-free interest rate	1.45-1.71%	1.19-1.27%	1.45-2.89%	1.19-2.77%
Expected volatility	57%	54-55%	57-60%	54-57%
Expected dividend yield	0%	0%	0%	0%

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

Stock Options. A summary of stock option activity for the nine months ended October 31, 2011 is as follows:

	Options Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate(1) Intrinsic Value
	(in thousands, except share and per share data)
Balance as of January 31, 2011	33,407,775	$0.63	$83,960

Granted	7,003,325	8.30
Exercised	(2,950,409)	0.28
Cancelled	(863,141)	2.73

Balance as of October 31, 2011	36,597,550	$2.07	$503,100

Equity awards available for grant at October 31, 2011	11,606,723

(1)	Amounts represent the difference between the exercise price and the fair value of common stock at period end for all in the money options outstanding based on the fair value per share of common stock of $15.80 as of October 31, 2011.

Restricted Stock

During the three and nine months ended October 31, 2011, Pandora granted approximately 548,600 and 553,150 restricted stock units, respectively, under the 2011 Plan at a weighted average value of $11.77 and $11.82, respectively. The fair value of the restricted stock units is expensed ratably over the vesting period. The Company recorded stock-based compensation expense related to restricted stock units of approximately $155,000 and $158,000 during the three and nine months ended October 31, 2011, respectively. As of October 31, 2011, total compensation cost not yet recognized of approximately $6,378,000 related to non-vested restricted stock units, is expected to be recognized over a weighted average period of 3.85 years.

Stock-based Compensation Expenses

The weighted-average fair value of stock option grants made during the three and nine months ended October 31, 2010 and 2011 was $1.69, $0.98, $6.02 and $4.55, respectively. As of October 31, 2011, total compensation cost related to stock options granted, but not yet recognized, was $36.8 million which the Company expects to recognize over a weighted-average period of approximately 2.38 years.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

The total grant date fair value of stock options vested during the three and nine months ended October 31, 2010 and 2011 was $0.3 million, $0.6 million, $1.3 million and $3.1 million, respectively. The aggregate intrinsic value of all options and warrants exercised during the three and nine months ended October 31, 2010 and 2011 was $4.2 million, $4.7 million, $3.0 million and $34.3 million, respectively.

Stock-based compensation expenses related to all employee and non-employee stock-based awards was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2011	2010	2011
	(unaudited)		(unaudited)
Stock-based compensation expenses:
Cost of revenue	$35	$184	$46	$396
Product development	129	491	212	1,081
Marketing and sales	184	1,463	342	2,965
General and administrative	170	537	346	1,297

Total stock-based compensation, recorded in costs and expenses	$518	$2,675	$946	$5,739

8.	Redeemable Convertible Preferred Stock

During the period from February 1, 2011 through the closing date of the Company’s IPO, the Company accrued dividends of $3.6 million on its redeemable convertible preferred stock. Upon the closing of the IPO on June 20, 2011, all outstanding redeemable convertible preferred stock was converted into shares of common stock at the contractual conversion ratios per the relevant redeemable preferred stock purchase agreements. As of the Company’s IPO, there will be no further convertible preferred share dividends as all outstanding convertible preferred stock has been converted. On the closing date of the IPO the Company paid $30.6 million in dividends to the holders of redeemable convertible preferred stock.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

9.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period.

Diluted net income per share is computed by giving effect to all potential shares of common stock, including stock options, restricted stock units, convertible preferred stock warrants and redeemable convertible preferred stock, to the extent dilutive. Basic and diluted net loss per share was the same for the three and nine months ended October 31, 2010 and the nine months ended October 31, 2011 as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of historical basic and diluted net income (loss) per share (in thousands except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2011	2010	2011
Numerator
Net income (loss)	$1,044	$638	$(328)	$(7,928)
Accretion of redeemable convertible preferred stock	(72)	—	(228)	(110)
Increase in cumulative dividends payable upon conversion of liquidation of redeemable convertible preferred stock	(2,746)	—	(6,575)	(3,648)

Net income (loss) attributable to common stockholders	$(1,774)	$638	$(7,131)	$(11,686)

Denominator
Weighted-average common shares outstanding used in computing basic net income (loss) per share	11,686	161,288	10,137	86,976

Net income (loss) per share, basic	$(0.15)	$0.00	$(0.70)	$(0.13)

Effect of dilutive options	—	29,538	—	—
Effect of dilutive restricted stock units	—	42	—	—
Effect of dilutive warrants to purchase common stock	—	146	—	—
Weighted-average common shares outstanding used in computing diluted net income (loss) per share	11,686	191,014	10,137	86,976

Net income (loss) per share, diluted	$(0.15)	$0.00	$(0.70)	$(0.13)

Net loss was increased by the cumulative dividends payable upon conversion or liquidation of redeemable convertible preferred shares earned during the period to arrive at net loss attributable to common stockholders for the three and nine months ended October 31, 2010. For the nine months ended October 31, 2011 dividends were accrued up through the conversion at the close of the IPO.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2010	October 31, 2011	October 31, 2010	October 31, 2011
Options to purchase common stock	32,412	1,930	32,412	36,598
Warrants to purchase convertible preferred stock	403	—	403	—
Warrants to purchase common stock	—	—	—	155
Restricted stock units	—	169	—	553
Convertible preferred stock	137,295	—	137,295	—

Total common stock equivalents	170,110	2,099	170,110	37,306

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

Overview

Pandora is the leader in internet radio in the United States, offering a personalized experience for each of our listeners. We have pioneered a new form of radio – one that uses intrinsic qualities of music to initially create stations and then adapts playlists in real-time based on the individual feedback of each listener. In October 2011, we had over 100 million registered users, which we define as the total number of accounts that have been created for our service at period end, and we added a new registered user every second on average. For the nine months ended October 31, 2011, we streamed 5.5 billon hours of radio listening and as of October 31, 2011, we had 40 million active users. We have more than a 65% share of internet radio listening time among the top 20 stations and networks in the United States, according to a September 2011 report by Triton Digital Media. Since we launched the Pandora service in 2005, our listeners have created over 2.0 billion stations.

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

One key element of our strategy is to make the Pandora service available everywhere in the United States that there is internet connectivity. To this end, in 2006 we began to partner with manufacturers of home entertainment systems and other consumer electronics products to integrate the Pandora service with their products. In 2009 we began to develop relationships with major automobile manufacturers and their suppliers to introduce the Pandora service for automobiles. We are currently available on models of Ford, Lincoln, Mercedes-Benz, MINI, BMW, Hyundai, Scion and Toyota. Additionally, Cadillac, Lexus, Chevrolet, Buick, GMC, and Honda have publicly announced their plans for future Pandora integrations.

Our comedy service, which we launched in May 2011, leverages similar technology to the technology underlying the Music Genome Project, allowing a listener to choose a favorite comedian or a genre as a seed to start a station and then give feedback to personalize that station. Our comedy collection includes content from more than 1,000 comedians with more than 15,000 tracks.

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

Key Metrics

We track listener hours because it is a key indicator of the growth of our business and the number of active users as an additional indicator of the breadth of audience we are reaching at a given time, which is particularly important to potential advertisers. The tables below set forth our listener hours for the three and nine months ended October 31, 2010 and 2011, and our active users as of January 31 and October 31, 2011.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2011	2010	2011
Listener hours (in billions)	1.0	2.1	2.5	5.5

	As of January 31, 2011	As of October 31, 2011
Active users (end of period, in millions)	29	40

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

For the nine months ended October 31, 2010 and 2011, respectively, advertising revenue accounted for 86% and 87% of our total revenue. We expect that advertising will comprise a substantial majority of revenue for the foreseeable future.

Subscription Services and Other Revenue. We generate subscription revenue through the sale of access to a premium version of the Pandora service for $36 per year, which currently includes higher quality audio and an ad free environment. We receive the full amount of the subscription payment at the time of sale; however, subscription revenue is recognized on a straight-line basis over the subscription period. Until September 2011, for listeners who are not subscribers, we limited usage of our advertising-supported service on traditional computers to 40 hours per month. Listeners who reached this limit could continue to use this service by paying $0.99 for the remainder of the month. We included this revenue in subscription revenue. In September 2011, we eliminated the 40 hour per month listening cap on web listening. For the nine months ended October 31, 2010 and 2011, respectively, subscription services and other revenue accounted for 14% and 13% of our total revenue.

Deferred Revenue. Our deferred revenue consists principally of both prepaid but unrecognized subscription revenue and advertising fees received or billed in advance of the delivery or completion of the delivery of services. Deferred revenue is recognized as revenue when the services are provided and all other revenue recognition criteria have been met.

Costs and Expenses

Costs and expenses consist of cost of revenue, product development, marketing and sales, general and administrative and content acquisition expenses. Content acquisition expenses are the most significant component of our costs and expenses followed by employee-related costs, which includes stock-based compensation expenses. We expect to continue to hire new employees in order to support our anticipated growth. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue. We anticipate that our costs and expenses will increase in absolute dollars in the future.

Cost of Revenue. Cost of revenue consists of hosting costs, infrastructure and the employee and employee-related costs associated with supporting those functions. Hosting costs consist of content streaming, maintaining our internet radio service and creating and serving advertisements through third-party ad servers. Infrastructure costs consist of equipment, software, facilities and depreciation. We make payments to third-party ad servers for the period the advertising impressions or click-through actions are delivered or occur, and accordingly, we record this as a cost of revenue in the related period.

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

Marketing and Sales. Marketing and sales expenses consist of employee and employee-related costs including salaries, commissions and benefits related to employees in sales, marketing and advertising departments. In addition, marketing and sales expenses include external sales and marketing expenses such as third-party marketing, branding, advertising and public relations expenses, and infrastructure costs such as facility and other supporting overhead costs. We expect marketing and sales expenses to increase as we hire additional personnel to build out our sales force and ad operations team and expand our business development team to establish relationships with manufacturers of an increasing number of connected devices.

General and Administrative. General and administrative expenses include employee and employee-related costs consisting of salaries and benefits for finance, accounting, legal, internal information technology and other administrative personnel. In addition, general and administrative expenses include professional services costs for outside legal and accounting services, and infrastructure costs for facility, supporting overhead costs and merchant and other transaction costs, such as credit card fees. We expect to incur significant additional expenses in future periods as we continue to invest in corporate infrastructure, including adding personnel and systems to our finance and administrative functions. We also expect to incur additional expenses associated with being a public company, including increased legal and accounting costs, investor relations costs and compliance costs in connection with section 404 of the Sarbanes-Oxley Act.

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

For royalty arrangements under negotiation, we accrue for estimated royalties based on the available facts and circumstances and adjust these estimates as more information becomes available. The results of any finalized negotiation may be materially different from our estimates.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2011	2010	2011
	(unaudited)		(unaudited)
Revenue:
Advertising	87%	88%	86%	87%
Subscription services and other	13	12	14	13

Total revenue	100	100	100	100
Costs and expenses:
Cost of revenue (1)	8	8	9	8
Product development(1)	5	5	5	5
Marketing and sales(1)	26	22	24	23
General and administrative(1)	10	13	10	13
Content acquisition	48	50	50	52

Total costs and expenses	97	99	99	102

Income (loss) from operations	3	1	1	(2)
Other income (expense):
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other expense, net	—	—	(1)	(2)

Income (loss) before provision for income taxes	3	1	0	(4)
Provision for income taxes	—	—	—	—

Net income (loss)	3%	1%	0%	(4%)

Amounts may not sum due to rounding.

(1)	Includes stock-based compensation as follows:

Cost of revenue	0.1%	0.2%	0.1%	0.2%
Product development	0.3	0.7	0.2	0.6
Marketing and sales	0.5	2.0	0.4	1.5
General and administrative	0.5	0.7	0.4	0.7

Comparison of the Three and Nine Months Ended October 31, 2010 and 2011

Revenue

	Three Months Ended October 31,		$ Change	Nine Months Ended October 31,		$ Change
	2010	2011		2010	2011
	(in thousands)			(in thousands)
Advertising	$32,683	$65,985	$33,302	$77,852	$167,904	$90,052
Subscription services and other	5,006	9,023	4,017	12,271	25,110	12,839

Total revenue	$37,689	$75,008	$37,319	90,123	193,014	102,891

Three months ended 2010 compared to 2011. Advertising revenue increased $33.3 million due to increases in the number of advertising campaigns enabled by higher listener hours and higher spending on campaigns by our advertisers. Subscription revenue increased $4.0 million due to an increase of 86% in the number of subscribers.

Nine months ended 2010 compared to 2011. Advertising revenue increased $90.1 million due to increases in the number of advertising campaigns enabled by higher listener hours and higher spending on campaigns by our advertisers. Subscription revenue increased $12.8 million due to an increase of 86% in the number of subscribers.

Costs and Expenses

Cost of Revenue

	Three Months Ended October 31,		$ Change	Nine Months Ended October 31,		$ Change
	2010	2011		2010	2011
	(in thousands)			(in thousands)
Cost of revenue	$3,084	$6,260	$3,176	$7,977	$16,080	$8,103

Three months ended 2010 compared to 2011. Cost of revenue increased $3.2 million primarily due to a $1.5 million increase in hosting services costs as a result of a 110% increase in listener hours, a $0.8 million increase due to higher employee-related expenses driven primarily by a 78% increase in headcount and $0.8 million higher infrastructure costs.

Nine months ended 2010 compared to 2011. Cost of revenue increased $8.1 million primarily due to a $4.3 million increase in hosting services costs as a result of a 120% increase in listener hours, a $1.9 million increase in employee-related expenses driven by an 86% increase in average headcount and a $1.7 million increase in infrastructure costs.

Product Development

	Three Months Ended October 31,		$ Change	Nine Months Ended October 31,		$ Change
	2010	2011		2010	2011
	(in thousands)			(in thousands)
Product development	$1,756	$3,685	$1,929	$4,817	$9,842	$5,025

Three months ended 2010 compared to 2011. Product development expenses increased $1.9 million primarily due to $1.7 million higher employee-related expenses driven by a 79% increase in headcount.

Nine months ended 2010 compared to 2011. Product development expenses increased $5.0 million primarily due to $4.5 million higher employee-related expenses driven by a 69% increase in average headcount.

Marketing and Sales

	Three Months Ended October 31,		$ Change	Nine Months Ended October 31,		$ Change
	2010	2011		2010	2011
	(in thousands)			(in thousands)
Marketing and sales	$9,715	$16,628	$6,913	$21,884	$44,094	$22,210

Three months ended 2010 compared to 2011. Marketing and sales expenses increased $6.9 million primarily due to a $5.2 million increase in employee-related expenses driven by a 99% increase in headcount along with an increase in external sales and marketing expenses of $1.0 million related to search engine marketing and marketing research.

Nine months ended 2010 compared to 2011. Marketing and sales expenses increased $22.2 million primarily due to a $16.7 million increase in employee-related expenses driven by a 106% increase in average headcount along with an increase in external sales and marketing expenses of $3.4 million related to search engine marketing and marketing research, and $1.9 million in higher infrastructure costs.

General and Administrative

	Three Months Ended October 31,		$ Change	Nine Months Ended October 31,		$ Change
	2010	2011		2010	2011
	(in thousands)			(in thousands)
General and administrative	$3,853	$10,021	$6,168	$9,204	$25,374	$16,170

Three months ended 2010 compared to 2011. General and administrative expenses increased $6.2 million primarily due to a $2.9 million increase in professional services fees, a $2.3 million increase in employee-related expenses driven by a 93% increase in headcount and higher overall compensation, and a $1.1 million increase in infrastructure costs.

Nine months ended 2010 compared to 2011. General and administrative expenses increased $16.2 million primarily due to a $6.8 million increase in employee-related expenses driven by a 126% increase in average headcount and higher overall compensation, a $5.8 million increase in professional services fees, a $2.5 million increase in infrastructure costs and a $0.9 million increase in sales taxes and insurance.

Content Acquisition

	Three Months Ended October 31,		$ Change	Nine Months Ended October 31,		$ Change
	2010	2011		2010	2011
	(in thousands)			(in thousands)
Content acquisition	$18,136	$37,658	$19,522	$45,422	$100,539	$55,117

Three months ended 2010 compared to 2011. Content acquisition expenses increased $19.5 million due to increased royalty payments driven by increased listener hours and by higher revenue.

Nine months ended 2010 compared to 2011. Content acquisition expenses increased $55.1 million due to increased royalty payments driven by increased listener hours and by higher revenue.

Other Income (Expense)

	Three Months Ended October 31,		$ Change	Nine Months Ended October 31,		$ Change
	2010	2011		2010	2011
	(in thousands)			(in thousands)
Interest income	$9	$28	$19	$26	$31	$5
Interest expense	(116)	(123)	(7)	(333)	(493)	(160)
Other income (expense)	6	—	(6)	(840)	(4,485)	(3,645)

Total other expense	$(101)	$(95)	$6	$(1,147)	$(4,947)	$(3,800)

Three months ended 2010 compared to 2011. Total other expenses remained largely unchanged as higher interest income was largely offset by higher interest expense.

Nine months ended 2010 compared to 2011. Total other expenses increased $3.8 million primarily driven by a $3.6 million increase in expenses due to the increase in the fair value of our preferred stock warrants liability.

Provision for Income Taxes

Three months ended 2010 compared to 2011. The state income tax provision increased to $23,000 from $0 primarily as a result of gross receipts taxes owed in states where we had newly identified filing obligations.

Nine months ended 2010 compared to 2011. The state income tax provision increased to $66,000 from $0 primarily as a result of gross receipts taxes owed in states where we had newly identified filing obligations.

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

Liquidity and Capital Resources

As of October 31, 2011 we had cash, cash equivalents and short-term investments totaling $90.8 million, which consisted of cash and money market funds held at major financial institutions, highly liquid debt instruments of the U.S. government and its agencies, commercial paper and investment-grade corporate debt securities. In connection with our IPO in June 2011, we received aggregate proceeds of $94.5 million which included the exercise of the underwriters’ overallotment option, net of underwriters’ discounts and commissions but before deducting offering expenses of $3.9 million. We used approximately $31.0 million of these proceeds to pay accrued dividends on our preferred stock, which was converted to common stock in connection with the IPO. Prior to our IPO, we financed our operations primarily through private sales of equity and, to a lesser extent, from borrowings. Our principal uses of cash during the nine months ending October 31, 2011 were funding our operations, debt service payments, as described below, and capital expenditures.

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

Our Indebtedness

On May 13, 2011, we entered into a $30 million credit facility with a syndicate of financial institutions. The amount of borrowings available under the credit facility at any time is based on our monthly accounts receivable balance at such time, and the amounts borrowed are collateralized by our personal property (including such accounts receivable but excluding intellectual property). At our option, drawn amounts under the credit facility will bear an interest rate of either (i) an adjusted London Interbank offered, or LIBO, rate plus (A) 3.00% (if the debt outstanding is greater than or equal to $15 million) or (B) 2.75% (if the debt outstanding is less than $15 million) or (ii) an alternate base rate plus (x) 2.00% (if the debt outstanding is greater than or equal to $15 million) or (y) 1.75% (if the debt outstanding is less than $15 million). The adjusted LIBO rate is the LIBO rate for a particular interest period multiplied by the statutory reserve rate. The alternate base rate is the greatest of the prime rate, the federal funds effect rate plus 0.5% and the adjusted LIBO rate plus 1%. In addition, we are obligated to pay a non-usage charge on the available balance. The non-usage charge is 0.5% if the debt outstanding is greater than or equal to $15 million or 0.625% if the debt outstanding is less than $15 million. As of October 31, 2011, we had drawn $0 and had $30 million in available borrowing capacity under the credit facility. The credit facility contains customary events of default, conditions to borrowing and covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur debt, incur liens and make distribution to stockholders. The credit facility also includes a financial covenant requiring the maintenance of minimum liquidity of at least $5 million. During the continuance of an event of a default, the lenders may accelerate amounts outstanding, terminate the credit facility and foreclose on all collateral.

Capital Expenditures

Consistent with previous periods, future capital expenditures will focus on acquiring additional hosting and general corporate infrastructure.

Historical Trends

The following table summarizes our cash flow data for the nine months ended October 31, 2010 and 2011.

	Nine Months Ended October 31,
	2010	2011
	(in thousands) (unaudited)
Net cash provided by operating activities	$2,222	$3,48 2
Net cash used in investing activities	(3,808)	(45,958)
Net cash provided by financing activities	26,204	53,304

Operating Activities

In the nine months ended October 31, 2010, net cash provided by operating activities was $2.2 million, including our net loss of $0.3 million and non-cash charges of $3.0 million. In addition, cash outflows from changes in operating assets and liabilities included an increase in accounts receivable of $15.5 million related to higher advertising sales. Cash inflows from changes in operating assets and liabilities included an increase in deferred revenue of $6.4 million primarily related to an increase in customers purchasing subscriptions for Pandora One and an increase in accrued royalties of $3.4 million due to the timing of royalty payments and an increase in listeners.

In the nine months ended October 31, 2011, net cash provided by operating activities was $3.5 million, including our net loss of $8.0 million and non-cash charges of $13.6 million. In addition, cash inflows from changes in operating assets and liabilities included an increase in accrued royalties of $7.5 million due an increase in listening hours, an increase in accrued compensation of $4.4 million related to higher employee bonus compensation due to higher revenue, and an increase in deferred revenue of $2.5 million primarily related to an increase in customers purchasing subscriptions for Pandora One, partially offset by cash outflows of an increase in accounts receivable of $18.0 million primarily due to increased billings and to a lesser extent to the timing of receipts.

Investing Activities

Cash used in investing activities in the nine months ended October 31, 2010 was $3.8 million consisting principally of capital expenditures for server equipment.

Cash used in investing activities in the nine months ended October 31, 2011 was $46.0 million consisting of $36.9 million for the purchase of short-term investments and $9.0 million primarily for capital expenditures for leasehold improvements and server equipment.

Financing Activities

Cash provided by financing activities in the nine months ended October 31, 2010 was $26.2 million consisting primarily of net proceeds of $22.2 million from the issuance of 8.1 million shares of Series G redeemable convertible preferred stock and net borrowings of $3.4 million.

Cash provided by financing activities in the nine months ended October 31, 2011 was $53.3 million consisting of cash proceeds of $90.9 million from issuance of common stock in our IPO, net of cash paid for issuance costs partially offset by the payment of $31.0 million in dividends upon conversion of the redeemable convertible preferred stock concurrent with the closing of our IPO, and repayment of all outstanding debt for $7.6 million.

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

Interest Rate Fluctuation Risk

Our exposure to interest rates relates to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments. On May 13, 2011, we entered into a $30 million credit facility with a syndicate of financial institutions. Any outstanding borrowings under the credit facility bear a variable interest rate and therefore the interest we pay as well as the fair value of our outstanding borrowings will fluctuate as changes occur in certain benchmark interest rates. As of October 31, 2011, we had drawn $0 million under the credit facility.

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because the majority of our portfolio consists of cash and cash equivalents that have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Our fixed-income securities have maturities of less than six months, but do carry some degree of interest rate risk and may have their fair market values adversely impacted by higher interest rates. We do not believe that a hypothetical 10% increase in interest rates as of October 31, 2011 would have had a material impact on our investment portfolio. We have currently determined, consistent with our investment objectives, that the potential increase in yield would not warrant investing our excess cash in longer-term investments. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

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

Except for the continued remediation efforts described herein, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The material set forth in Note 4 of Notes to Condensed Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

Since our inception in 2000, we have incurred significant net operating losses and as of October 31, 2011, we had an accumulated deficit of $93.2 million. A key element of our strategy is to increase the number of listeners and listener hours to increase our market penetration. However, as our number of listener hours increases, the royalties we pay for content acquisition also increase. We have not in the past generated, and may not in the future generate, sufficient revenue from the sale of advertising and subscriptions to offset such royalty expenses. If we cannot successfully earn revenue at a rate that exceeds the operational costs associated with increased listener hours, we may not be able to achieve or sustain profitability. In addition, we expect to invest heavily in our operations to support anticipated future growth and the reporting and compliance obligations to which we are subject as a public company. As a result of these factors, we expect to continue to incur operating losses on an annual basis through at least fiscal 2012.

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

We also compete more broadly with providers of alternative forms of on-demand audio media and entertainment, either online or owned, which are purchased or available for free and playable on mobile devices, automobiles and in the home, such as iTunes audio files, MP3s, CDs, or subscription or free online on-demand offerings by music providers such as RDIO, Spotify, and Rhapsody, and other forms of pre-recorded audio, as well as content streams from other online services such as Hulu, VEVO, turntable fm and YouTube. In addition, on-demand music providers may leverage their existing infrastructure, brand recognition and content collections to augment their services by offering competing internet radio features to provide listeners with more comprehensive music service delivery choices. We face increasing competition for listeners from a growing variety of businesses that deliver audio media content through mobile phones and other wireless devices.

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

We operate under and pay royalties pursuant to statutory licensing structures for the reproduction and public performance of sound recordings that could change or cease to exist, which would adversely affect our business.

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

In addition, the royalties that we pay to SoundExchange for the streaming of sound recordings are calculated using a per performance rate. While we believe that the mechanisms we use to track performances are sufficient to ensure that we are accurately reporting and paying royalties, our ability to do so depends in part on our ability to maintain these mechanisms as new devices are introduced and incumbent technologies evolve. Any understatement or overstatement of performances could result in our paying lower or higher royalties to SoundExchange than we actually owed, which could in turn affect our financial condition and results of operations.

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

In October 2010, we elected to terminate our prior agreement with ASCAP as of December 31, 2010 because we believe that royalty rates currently sought by ASCAP are excessive. Notwithstanding our termination of the agreement, musical works administered by ASCAP are licensed to us pursuant to the provisions of a consent decree, similar to the BMI consent decree referred to above. The ASCAP consent decree also established a rate court in the U.S. District Court for the Southern District of New York. The rates to be paid by us will be set either by mutual agreement between us and ASCAP, or by a ruling from the ASCAP rate court. In September 2011, we began paying ASCAP under an interim arrangement for the period commencing January 1, 2011, pending a final determination of new rates. If either we or ASCAP request that the rate court determine our royalty rate, rate court proceedings can take years to complete and be very costly. In such a case, there is no guarantee that the rate court will establish royalty rates more favorable to us than those we previously paid pursuant our terminated agreement with ASCAP or those that we pay pursuant to our interim arrangement with ASCAP; we could be liable for both increased royalty rates going forward and a potential true-up of royalty payments in excess of any interim royalties paid for the period following December 31, 2010. For our fiscal year ended January 31, 2011, we incurred BMI, SESAC and ASCAP related content acquisition costs representing 4% of our total revenue for that period.

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

Additionally, we distribute our mobile applications via smartphone application download stores managed by Apple, Google, Amazon, Palm and Research In Motion, or RIM, and such distribution is subject to an application developer license agreement in each case. Should any of these parties amend the terms of their license in such a way that inhibits our ability to distribute the Pandora apps via their application store, or negatively impacts our economics in such distribution, our ability to increase listener hours and sell advertising would be adversely affected, which would reduce our revenue and harm our operating results.

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

We rely on systems housed in our own facilities and upon third-party vendors, including bandwidth providers and data center facilities located in California and Virginia, to enable listeners to receive our content in a dependable, timely, and efficient manner. We have experienced and expect to continue to experience periodic service interruptions and delays involving our own systems and those of our third-party vendors. We do not currently maintain a live fail-over capability that would allow us to switch our streaming operations from one facility to another in the event of a service outage. Both our own facilities and those of our third-party vendors are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They also are subject to break-ins, sabotage, intentional acts of vandalism, the failure of physical, administrative, technical and cyber security measures, terrorist acts, natural disasters, human error, the financial insolvency of our third-party vendors and other unanticipated problems or events. The occurrence of any of these events could result in interruptions in our service and to unauthorized access to, or alteration of, the content and data contained on our systems and that these third-party vendors store and deliver on our behalf.

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

Various federal and state laws and regulations govern the collection, use, retention, sharing and security of the data we receive from and about our listeners. Privacy groups and government bodies have increasingly scrutinized the ways in which companies link personal identities and data associated with particular users or devices with data collected through the internet, and we expect such scrutiny to continue to increase. Alleged violations of laws and regulations relating to privacy and data security, and any relevant claims, may expose us to potential liability and may require us to expend significant resources in responding to and defending such allegations and claims. For example, in late 2010 through late 2011, we were named as a defendant in several class action lawsuits alleging, among other things, violations of computer fraud, computer trespass and privacy laws. In addition, in early 2011, we were served with a subpoena to produce documents in connection with a federal grand jury, which we believe was convened to investigate the information sharing processes of certain popular applications that run on the Apple and Android mobile platforms. While we were informed that we are not a specific target of the investigation, and we believe that similar subpoenas were issued on an industry-wide basis to the publishers of numerous other smartphone applications, we will likely incur legal costs related to compliance with the subpoena, management’s attention could be diverted and there is no guarantee that we will avoid costly litigation. Claims or allegations that we have violated laws and regulations relating to privacy and data security have resulted and could in the future result in negative publicity and a loss of confidence in us by our listeners and our advertisers, and may subject us to fines by credit card companies and loss of our ability to accept credit and debit card payments.

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

Techniques used to gain unauthorized access are constantly evolving, and we may be unable to anticipate or prevent unauthorized access to data pertaining to our listeners, including credit card and debit card information and other personally identifiable information. Like all internet services, our service, which is supported by our own systems and those of third-party vendors, is vulnerable to computer viruses, internet worms, break-ins, phishing attacks, attempts to overload servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our and third-party vendor computer systems, any of which could lead to system interruptions, delays, or shutdowns, causing loss of critical data or the unauthorized access to personally identifiable information.

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

Our financial condition is affected by worldwide economic conditions and their impact on advertising spending. Expenditures by advertisers generally tend to reflect overall economic conditions, and to the extent that the economy continues to stagnate, reductions in spending by advertisers could have a serious adverse impact on our business. In addition, we provide an entertainment service, and payment for our Pandora One subscription service may be considered discretionary on the part of some of our current and prospective subscribers or listeners who may choose to use a competing free service or to listen to Pandora without subscribing. To the extent that overall economic conditions reduce spending on discretionary activities, our ability to retain current and obtain new subscribers could be hindered, which could reduce our subscription revenue and negatively impact our business.

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

Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock. As of October 31, 2011, we had approximately 161.4 million shares of common stock outstanding of which approximately 143.8 million shares are eligible for sale in the public market at various times upon the expiration of lock-up agreements entered into with the underwriters of our initial public offering and subject to vesting requirements and the requirements of Rule 144 of the Securities Act. In addition, the underwriters may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements prior to expiration of the lock-up period. Sales of a substantial number of such shares upon expiration, or the perception that such sales may occur, or early release, of the lock-up could cause our share price to fall. In addition, we filed a Form S-8 under the Securities Act to register 49,026,295 shares of our common stock for issuance under our equity incentive plans. These shares may be sold in the public market upon issuance and once vested, subject to the 180-day lock-up period and other restrictions provided under the terms of the applicable plan or award agreement. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Item 6.	Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By	Filed Herewith

10.02	Executive Severance and Change in Control Policy						X

31.01	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act						X

31.02	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act						X

32.01	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act						X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Balance Sheets as of October 31, 2011 and January 31, 2011, (ii) Condensed Statements of Operations for the Three and Nine Months ended October 31, 2011 and 2010, (iii) Condensed Statements of Cash Flows for the Nine Months ended October 31, 2011 and 2010 and (iv) Notes to Condensed Financial Statements						X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Pandora Media, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANDORA MEDIA, INC.

Date: November 28, 2011	By:	/s/ Steven Cakebread
Steven Cakebread
Executive Vice President and Chief
Financial Officer

(Duly Authorized Officer and Principal Financial and
Accounting Officer)