Form 10-K
period 2012-01-31
Pandora Media, Inc.
filed 2012-03-19
CIK 1230276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended January 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-35198

Pandora Media, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3352630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2101 Webster Street, Suite 1650 Oakland, CA	94612
(Address of principal executive offices)	(Zip Code)

(510) 451-4100

(Registrant’s telephone number, including area code)

Title of each class	Name of each exchange on which registered
Common stock, $0.0001 par value	The New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of July 29, 2011(the last business day of the registrant’s most recently completed second quarter), based on the closing price of such stock on The New York Stock Exchange on such date was approximately $955 million. This calculation excludes the shares of common stock held by executive officers, directors and stockholders whose ownership exceeds 5% outstanding at July 29, 2011. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

On March 12, 2012 the registrant had 164,958,154 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to its 2012 annual meeting of stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended January 31, 2012. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

PANDORA MEDIA, INC.

FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. We qualify all of our forward-looking statements by these cautionary statements. In addition, the industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors including those described in the section entitled “Risk Factors.” These and other factors could cause our results to differ materially from those expressed in this Annual Report on Form 10-K.

Some of the industry and market data contained in this Annual Report on Form 10-K are based on independent industry publications, including those generated by Triton Digital Media or Triton and International Data Corporation or IDC or other publicly available information. This information involves a number of assumptions and limitations. Although we believe that each source is reliable as of its respective date, we have not independently verified the accuracy or completeness of this information.

As used herein, “Pandora,” the “Company,” “we,” “our,” and similar terms refer to Pandora Media, Inc., unless the context indicates otherwise.

“Pandora” and other trademarks of ours appearing in this report are our property. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

PART I.

ITEM 1.	BUSINESS

Overview

Pandora is the leader in internet radio in the United States, offering a personalized experience for each of our listeners. We have pioneered a new form of radio – one that uses intrinsic qualities of music to initially create stations and then adapts playlists in real-time based on the individual feedback of each listener. As of January 2012, we had over 125 million registered users, which we define as the total number of accounts that have been created for our service at period end, and we were adding two new registered users every second on average. For the fiscal year ended January 31, 2012, we streamed 8.2 billon hours of radio and as of January 31, 2012, we had 47 million active users. According to a January 2012 report by Triton, we are one of the top 20 internet radio stations and networks in the United States and we have more than a 69% share of internet radio among these top 20 stations and networks. Since we launched the Pandora service in 2005, our listeners have created over 2.4 billion stations.

We offer our service to listeners at no cost and we generate revenue primarily from advertising. We also offer a subscription service to listeners.

Our Service

Unlike traditional radio stations that broadcast the same content at the same time to all of their listeners, we enable each of our listeners to create up to 100 personalized stations. The Music Genome Project and our playlist generating algorithms power our ability to predict listener music preferences, play music content suited to the tastes of each individual listener and introduce listeners to music they will love. When a listener enters a single song, artist or genre to start a station – a process we call seeding – the Pandora service instantly generates a station that plays music we think that listener will enjoy. Based on listener reactions to the songs we pick, we further tailor the station to match the listener’s preferences.

We currently provide the Pandora service through two models:

•

Free Service. Our free service is advertising-based and allows listeners access to our music and comedy catalogs and personalized playlist generating system for free across all of our delivery platforms. In September 2011, we effectively eliminated the 40 hour per month listening cap on desktop and laptop computers by increasing the cap to 320 hours of listening per month, which almost none of our listeners exceed. We have the right to assess a $0.99 fee to listeners who exceed the new cap, but this has not generated, and is not expected to generate any meaningful revenue. Listeners on other platforms have access to unlimited hours of free music and comedy.

•

Pandora One. Our listeners can subscribe to Pandora One for $36 a year or, on some devices, $4 per month. Pandora One works with all of our delivery platforms and currently eliminates all external advertising from any device used to access our service. Pandora One allows unlimited listening time and provides access to higher quality 192 kbps audio on supported devices. In each of fiscal 2011 and 2012, subscription services and other revenue accounted for approximately 13% of our total revenue.

Beyond song delivery, listeners can discover more about the music they hear by researching song lyrics, reading the history of their favorite artists, viewing artist photos and buying albums and songs from Amazon or iTunes. Our service also incorporates community social networking features. Listeners can create and customize personal listener profile pages to connect with other listeners. Our music feed feature enables a real-time, centralized stream for listeners to view the music that their social connections are experiencing and to provide and receive recommendations for songs, albums and artists. Listeners can also share their stations across other social media outlets and through email by using our share feature or by distributing our individualized station URLs. In addition, our website is integrated with Facebook’s instant personalization capability, allowing our listeners to share their stations and music preferences with their Facebook friends and enabling us to make additional music recommendations. In September 2011, we redesigned our website to incorporate a faster software platform, expand our social features and streamline our station creation features and the navigation of our interface.

Distribution

We make the Pandora service available through a variety of distribution channels. In addition to streaming our service to traditional computers, we have developed Pandora mobile device applications or “apps” for devices such as Android phones, Blackberry phones and the iPhone, and we distribute those mobile apps free to listeners via smartphone app stores. In addition, we have partnered with the makers of over 500 consumer electronics devices, including Alpine, Panasonic, Pioneer, Samsung and Sony. These third-party distribution partners incorporate our applications into aftermarket and factory-installed automobile entertainment consoles and other consumer electronics devices targeted for use in the home and on the go. We have also developed relationships with major automobile manufacturers, including Ford, Lincoln, Mercedes-Benz, MINI, BMW, Hyundai, Scion, Toyota, Lexus, Honda, GMC, Chevrolet and Buick, and with suppliers to major automobile manufacturers, to integrate the Pandora service into current and future automotive sound systems. Additionally, Cadillac, Acura and Kia have publicly announced their plans for future Pandora integrations. Under the arrangements, we receive no financial compensation and recognize no revenue from these distribution partners.

Advertising

We generate revenue primarily from advertising. In fiscal 2010, 2011 and 2012, advertising revenue accounted for approximately 91%, 87% and 87% of our total revenue, respectively, and we expect that advertising will comprise a substantial majority of revenue for the foreseeable future.

We offer a comprehensive suite of display, audio and video advertising products across our traditional computer, mobile and connected device platforms. Our advertising products allow both national and local advertisers to target and connect with listeners based on attributes including age, gender, zip code and content preferences, and we provide analytics for our advertisers detailing campaign performance.

•

Display Advertising. Our display products offer advertisers opportunities to maximize exposure to our listeners through our desktop and mobile service interfaces, which are divided between our tuner containing our player and “now playing” information, and the information space surrounding our tuner. Our display ads include industry standard banner ads of various sizes and placements depending on platform and listener interaction.

•

Audio Advertising. Our audio advertising products allow custom audio messages to be delivered between songs during short ad interludes. Audio ads are available across all of our delivery platforms. On supported platforms, the audio ads can be accompanied by display ads to further enhance advertisers’ messages.

•

Video Advertising. Our video advertising products allow delivery of rich branded messages to further engage listeners through in-banner click-initiated videos, videos that automatically play when a listener changes stations or skips a song and opt-in videos that pause the music and cover the tuner.

Our advertising strategy focuses on developing our core suite of display, audio and video advertising products and marketing these products to advertisers for delivery across traditional computer, mobile and other connected device platforms. As listenership on our mobile platforms has grown more rapidly than on our other platforms, we have sought to improve our advertising products for the mobile environment. For example, our introduction of audio ads was driven by the growth of mobile listenership. In addition, our banner advertising products for display on mobile devices include standard banner ads displayed on the Pandora app “now-playing” screen, “welcome” screen banners which are the first to display upon launch of the app, and other multi-functional banners of different shapes and sizes. Further, advertisers can create “drag-and-drop” stations where listeners select among branded icons and drag and drop the selected icon to automatically launch a station. We have also incorporated rich media touch screen initiated functionality, or “tap-to” technology, to enhance connections between our mobile listeners and advertisers. “Tap-to” technology allows mobile listeners to expand banner ads, launch videos, receive advertiser emails, dial advertiser phone numbers, download applications and access links to advertiser websites, offering increased listener and advertiser engagement.

Our display, audio and video advertising products can be designed and modified by us and advertisers to create advertising campaigns tailored across all of our high volume delivery platforms to fit specific advertiser needs. For example, our advertisers can create custom “branded” stations from our music library that can be accessed by our listeners, as well as engage listeners by allowing them to personalize the branded stations through listener-controlled variables.

Sales and Marketing

We organize our sales force into five teams focused on selling advertising across our traditional computer, mobile and other connected device platforms. Teams are located in our Oakland, California headquarters, in regional sales offices in Chicago, Illinois; Santa Monica, California; and New York, New York and local sales offices throughout the country.

Our marketing team is charged with amplifying Pandora’s brand message to grow awareness and drive listening hours. We organize the marketing team into three groups focused on communications, marketing analytics, and brand marketing.

Our Technologies

Music Genome Project

The Music Genome Project is the foundation of our personalized playlist generating system and has been built by our music analysts to select songs tailored to an individual’s music tastes. The Music Genome Project database was developed one song at a time, by evaluating and cataloging each song’s particular attributes. Our music catalog currently consists of over 900,000 uniquely analyzed songs from over 90,000 artists, spanning over 350 genres and sub-genres ranging from classical, jazz, rock, pop, and hip hop to post punk, Celtic and flamenco. Our musical catalog includes both well-known and little-known music and incorporates listener suggestions and independent submissions. Music is assessed on the basis of value to our catalog and we do not accept money or any form of consideration from artists or their representatives for inclusion in the Music Genome Project.

Once we select music to become part of our catalog, our music analysts genotype it by examining up to 450 attributes including objectively observable metrics such as tone and tempo, as well as subjective characteristics, such as lyrics, vocal texture, and emotional intensity. We employ rigorous hiring and training standards for selecting our music analysts, who typically have four-year degrees in music theory, composition or performance, and we provide them with intensive training in the Music Genome Project’s precise methodology.

Comedy Genome Project

Our Comedy Genome Project leverages similar technology to the technology underlying the Music Genome Project, allowing a listener to choose a favorite comedian or a genre as a seed to start a station and then give feedback to personalize that station. Our comedy collection includes content from more than 1,000 comedians with more than 15,000 tracks.

Our Other Core Innovations

In addition to the Music Genome Project, we have developed other proprietary technologies to improve delivery of the Pandora service, enhance the listener experience and expand our reach. Our other core innovations include:

Playlist Generating Algorithms. We have developed complex algorithms that determine which songs play and in what order on each personalized station. Developed since 2004, these algorithms combine the Music Genome Project with the individual and collective feedback we receive from our listeners in order to deliver a personalized listening experience.

Pandora User Experience. We have invested in ways to enable our listeners to play music they love as quickly as possible. To this end, we have developed a number of innovative approaches, including our autocomplete station creation feature, which predicts and generates a list of the most likely musical starting points as a listener begins to enter a favorite station, song or artist.

Pandora Streaming Network. We have developed our own infrastructure for streaming music content to a diverse network of devices and destinations. Our streaming network is hosted from Pandora owned and operated infrastructure in data centers across the country. This network has allowed us to deliver a high quality streaming experience to a broad collection of devices at significant cost savings relative to outsourced third-party solutions.

Pandora Mobile Streaming. We have designed a sophisticated system for streaming music content to mobile devices. This system involves a combination of music coding programs that are optimized for mobile devices as well as algorithms designed to address the intricacies of reliable delivery over diverse mobile network technologies. For example, these algorithms are designed to maintain a continuous stream to a listener even in circumstances where the mobile data network may be unreliable.

Automotive Protocol. We have developed an automotive protocol to facilitate increased availability of the Pandora service in automobiles. Through the automotive protocol, automobile manufacturers, their suppliers and makers of aftermarket audio systems can easily connect dash-mounted interface elements to the Pandora app running on a smartphone. This allows us to deliver the Pandora service to listeners via their existing smartphone, while leveraging the automobile itself for application command, display and control functionalities.

Pandora API. As part of our effort to make the Pandora service available everywhere our listeners want it, we have developed an application programming interface, which we call the Pandora API. Through our partnerships with manufacturers of consumer electronics products, we have used this technology to bring the Pandora experience to connected devices throughout the home.

Competition

Competition for Listeners

We compete for the time and attention of our listeners with other content providers on the basis of a number of factors, including quality of experience, relevance, acceptance and diversity of content, ease of use, price, accessibility, perceptions of ad load, brand awareness and reputation. We also compete for listeners on the basis of our presence and visibility as compared with other providers that deliver content through the internet, mobile devices and consumer products. We believe that we compete favorably on these factors. For additional details on risks related to competition for listeners, please refer to the section entitled “Risk Factors.”

We offer our service at no cost or through a low cost subscription plan through web, mobile and consumer electronic platforms however, many of our current and potential future competitors enjoy substantial competitive advantages, such as greater name recognition, longer operating histories and larger marketing budgets, as well as substantially greater financial, technical and other resources.

Our competitors include:

Other Radio Providers. We compete for listeners with broadcast radio providers, including terrestrial radio providers such as Clear Channel and CBS and satellite radio providers such as Sirius XM. Many broadcast radio companies own large numbers of radio stations or other media properties. Many terrestrial radio stations have begun broadcasting digital signals, which provide high quality audio transmission. In addition, unlike participants in the emerging internet radio market, terrestrial and satellite radio providers, as aggregate entities of their subsidiary providers, generally enjoy larger established audiences and longer operating histories. Broadcast radio pays no royalties for its use of sound recordings and satellite radio pays a much lower percentage of revenue, currently 8.0%, than internet radio providers for use of sound recordings, giving broadcast and satellite radio companies a significant cost advantage. We also compete directly with other emerging non-interactive online radio providers such as CBS’s Last.fm, Clear Channel’s iheartradio and Slacker Personal Radio. We could face additional competition if known incumbents in the digital media space choose to enter the internet radio market.

Other Audio Entertainment Providers. We face competition from providers of interactive on-demand audio content and pre-recorded entertainment, such as Apple’s iTunes Music Store, RDIO, Rhapsody, Spotify and Amazon that allow listeners to select the audio content that they stream or purchase. This interactive on-demand content, is accessible in automobiles and homes, using portable players, mobile phones and other wireless devices. The audio entertainment marketplace continues to rapidly evolve, providing our listeners with a growing number of alternatives and new media platforms.

Other Forms of Media. We compete for the time and attention of our listeners with providers of other forms of in-home and mobile entertainment. To the extent existing or potential listeners choose to watch cable television, stream video from on-demand services such as Hulu, VEVO or YouTube or play interactive video games on their home-entertainment system, computer or mobile phone rather than listen to the Pandora service, these content services pose a competitive threat.

Competition for Advertisers

We compete with other content providers for a share of our advertising customers’ overall marketing budgets. We compete on the basis of a number of factors, including perceived return on investment, effectiveness and relevance of our advertising products, pricing structure, and ability to deliver large volumes or precise types of ads to targeted demographics. We believe that our ability to deliver targeted and relevant ads across a wide range of platforms allows us to compete favorably on the basis of these factors and justify a long-term profitable pricing structure. However, the market for online advertising solutions is intensely competitive and rapidly changing, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future. For additional details on risks related to competition for advertisers, please refer to the section entitled “Risk Factors.”

Our competitors include:

Other Internet Companies. The market for online advertising is becoming increasingly competitive as advertisers are allocating increasing amounts of their overall marketing budgets to web-based advertising. We compete for online advertisers with other internet companies, including major internet portals, search engine companies and social media sites. Large internet companies with greater brand recognition, such as Facebook, Google, MSN and Yahoo! have large direct sales staffs, substantial proprietary advertising technology, and extensive web traffic, and consequently enjoy significant competitive advantages.

Broadcast Radio. Terrestrial broadcast and to a lesser extent satellite radio are significant sources of competition for advertising dollars. These radio providers deliver ads across platforms that are more familiar to traditional advertisers than the internet might be. Advertisers may be reluctant to migrate advertising dollars to our internet-based platform.

Other Traditional Media Providers. We compete for advertising dollars with other traditional media companies in television and print, such as ABC, CBS, FOX and NBC, cable television channel providers, national newspapers such as The New York Times and the Wall Street Journal and some regional newspapers. These traditional outlets present us with a number of competitive challenges in attracting advertisers, including large established audiences, longer operating histories, greater brand recognition and a growing presence on the internet.

Content, Copyrights and Royalties

To secure the rights to stream music content over the internet, we must obtain licenses from, and pay royalties to, copyright owners of both sound recordings and musical compositions. These royalty and licensing arrangements strongly influence our business operations. In May 2011, we started streaming spoken word comedy content, for which the underlying literary works are not currently entitled to eligibility for licensing by any performing rights organization for the United States. Rather, pursuant to industry-wide custom and practice, this content is performed absent a specific license from any such performing rights organization. We do, however, obtain licenses to stream the sound recordings of comedy content under federal statutory licenses as more fully described under the section captioned “Sound Recordings” below, which in some instances we have opted to augment with direct agreements with the licensors of such sound recordings.

Sound Recordings

Our largest royalty expense arises from our use of sound recordings. We obtain performance rights licenses and pay performance rights royalties to the copyright owners of sound recordings, typically performing artists and recording companies, pursuant to the Digital Millennium Copyright Act of 1998, (the “DMCA”). Under federal statutory licenses created by the Digital Performance Right in Sound Recordings Act of 1995, (the “ DPRA”), and DMCA, we are permitted to stream any lawfully released sound recordings and to make reproductions of these recordings on our computer servers, without having to separately negotiate and obtain direct licenses with each individual copyright owner. These statutory licenses are granted to us on the condition that we operate in compliance with the rules of statutory licenses and pay the applicable royalty rates to SoundExchange, the non-profit organization designated by the Copyright Royalty Board, or CRB, to collect and distribute royalties under these statutory licenses. We believe we are not an “interactive service” as defined in the U.S. Copyright Act of 1976 (the “U.S. Copyright Act”). As a non-interactive service, we are not allowed to stream a particular song “on-demand” and are otherwise obliged to limit the ways in which we stream music to our listeners. As such we are required, among other things, to restrict the number of songs that are played on a particular station from a particular artist or album within certain time periods.

The rates we pay to SoundExchange for non-interactive streaming of sound recordings pursuant to these licenses are privately negotiated or set by the CRB. In 2007, the CRB set royalty rates for non-interactive, online streaming of music that were extremely high. In response to the lobbying efforts of internet webcasters, including Pandora, Congress passed the Webcaster Settlement Acts of 2008 and 2009, which permitted webcasters to negotiate alternative royalty rates directly with SoundExchange outside of the scope of the CRB process. In July 2009, certain webcasters reached a settlement agreement with SoundExchange establishing a royalty structure more favorable to us that by its terms will apply through 2015. This settlement agreement is commonly known as the “Pureplay Settlement.” Once the rates and terms of the Pureplay Settlement came into effect in July 2009, any qualifying commercial webcaster could elect to avail itself of those rates and terms by filing an initial notice, followed by annual notices, of election with SoundExchange through 2015. In July 2009, we elected to be subject to the Pureplay Settlement and timely filed notices of election with SoundExchange for 2010, 2011and 2012. We currently intend to continue to make such elections through 2015.

The table below sets forth the per performance rates for the calendar years 2011 to 2015 (1) as established by the CRB, which we have opted out of, (2) under the Pureplay Settlement applicable to our non-subscription, ad-supported service and (3) under the Pureplay Settlement applicable to our subscription service.

Year	CRB Rate	Pureplay Rate (non-subscription)*	Pureplay Rate (subscription)
2011	$0.00190	$0.00102	$0.00170
2012	0.00210	0.00110	0.00200
2013	0.00210	0.00120	0.00220
2014	0.00230	0.00130	0.00230
2015	0.00230	0.00140	0.00250

*	The rate applicable to our non-subscription service is the greater of the per performance rates set forth in this column or 25% of our U.S. gross revenue.

As reflected in the table above, we currently pay per-performance rates for streaming of sound recordings via our Pandora One subscription service that are higher than the per-performance rates for our free, non-subscription service. As a result, we may incur higher royalty expenses to SoundExchange for a listener that subscribes to Pandora One as compared to a listener that uses our free, non-subscription service, even if both listeners listen for the same amount of time.

Proceedings to establish rates that will be applicable to our service after 2015, known as Webcasting IV proceedings, are expected to commence in January 2014. While we did not participate in the prior proceedings to establish royalty rates for non-interactive webcasting services, we currently expect to participate in the Webcasting IV proceedings. At that time, webcasters, including us, will have the opportunity to enter into voluntary settlement negotiations with SoundExchange, and failing that, will participate in formal hearings before the CRB to establish rates.

We believe that our participation in the Webcasting IV proceedings as a mature player in an industry that will have evolved significantly since the prior proceedings may enhance our ability to negotiate rates on economically favorable terms. However, if we are unable to successfully negotiate rates for the 2016-2020 period, we will be forced to litigate those rates before the CRB. Any such litigation would be costly, and the outcome of such litigation would be uncertain. If the Webcasting IV proceedings establish rates applicable to us that represent incremental increases in the per performance rates set forth as “CRB Rates” in the table above for the 2016-2020 period and there is no percentage of revenue option available to us, then our content acquisition expenses could substantially increase, which could materially and adversely affect our operating results. For additional details on risks related to the rate-setting process, please refer to the section entitled “Risk Factors.” We are unable to estimate the direct and indirect costs of participating in the Webcaster IV proceedings, but we expect those costs to be significant.

The existing laws and regulations governing performance royalties applicable to commercial webcasters are subject to change. For example, there is no guarantee that the royalty structure that emerged from the Pureplay Settlement will be available upon its expiration. In addition, performers and owners of sound recordings are seeking compensation for the public performance of sound recordings from terrestrial broadcasters who are not currently required to pay royalties for non-subscription broadcast transmissions. If these performers and owners are successful, terrestrial radio broadcasters will, for the first time, be subject to payment of sound recording performance royalties, a development that could potentially have a positive impact on our ability to compete with terrestrial radio broadcasters. Further, the Copyright Office has issued a report with respect to whether sound recordings released in the United States prior to January 1972 (the time at which federal copyright protection was first afforded to sound recordings), should be covered under federal copyright law. The report recommended that federal copyright protection should apply to sound recordings fixed before February 15, 1972. It proposed special provisions to address issues such as copyright ownership, term of protection, termination of transfers and copyright registration. We do not expect any potential resulting legislation to have a material impact on our business, financial condition or results of operations. We are not aware of any other proposed or pending changes to laws and regulations relating to performance royalties applicable to commercial webcasters such as us.

Musical Compositions

We also incur royalty expenses from our use of musical compositions embodied in sound recordings, with respect to which we must license performance rights and pay performance rights royalties to copyright owners of those musical compositions (typically, songwriters and music publishers). These royalties are less than what we pay for sound recording rights. Copyright owners of musical compositions most often rely on intermediaries known as performance rights organizations to negotiate so-called “blanket” licenses with copyright users, collect royalties under such licenses and distribute them to copyright owners. We have obtained public performance licenses from, and pay license fees to, the three major performance rights organizations in the United States: the American Society of Composers, Authors and Publishers, or ASCAP, Broadcast Music, Inc., or BMI and SESAC, Inc., or SESAC.

We currently operate under agreements with BMI and SESAC. Each of these agreements automatically renew, but are subject to termination by either party in accordance with their terms at the end of each calendar year, with respect to BMI, and at the end of each yearly term, with respect to SESAC. The current rate that we pay under our negotiated agreement with BMI is calculated on a percentage of revenue basis of 1.75% multiplied by our total revenue. The current rate that we pay under our negotiated agreement with SESAC is based on the same total revenue calculation but at a rate of 0.4%. The SESAC rate is subject to small annual increases. There is no guarantee that the licenses and associated royalty rates available to us now with respect to BMI and SESAC will be available to us in the future, although BMI, pursuant to a consent decree entered into with the U.S. Department of Justice, cannot refuse to grant us a license for our service and any dispute over royalties will be adjudicated by a federal rate court in U.S. District Court for the Southern District of New York.

In October 2010, we elected to terminate our agreement with ASCAP as of December 31, 2010 because we believed that the royalty rates sought by ASCAP were excessive. Notwithstanding our termination of the agreement, we continue to have a license for musical works administered by ASCAP pursuant to the provisions of a consent decree. The ASCAP consent decree established a rate court in the U.S. District Court for the Southern District of New York. The rates to be paid by us will be set either by mutual agreement between us and ASCAP, or by a ruling from the ASCAP rate court. In September 2011, we changed the method we used to calculate royalties due to ASCAP following the execution of an interim arrangement for the period commencing January 1, 2011, pending a final determination of new rates. If either we or ASCAP request that the rate court determine our royalty rate, rate court proceedings could take years to complete, could be very costly, and there would be no guarantee that the rate court would establish royalty rates more favorable to us than those we previously paid pursuant to our terminated agreement with ASCAP or those we pay pursuant to our interim arrangement with ASCAP.

In May 2011, EMI Music Publishing, or EMI, announced its decision to withdraw certain licensing rights from ASCAP that EMI had previously authorized ASCAP to manage on its behalf. As a result, ASCAP may no longer be able to license the webcasting of songs from EMI’s catalog of musical compositions, and digital music webcasters, such as Pandora, who were previously able to secure licenses from ASCAP for EMI musical compositions, may now have to enter into direct licensing arrangements with EMI. It is currently unclear what specific effect EMI’s limited withdrawal from ASCAP will have on us, or whether other publishers may also choose to withdraw all or a portion of their catalogs from the collection of musical compositions that ASCAP has the authority to license.

Non-U.S. Licensing Regimes

In addition to the copyright and licensing arrangements described above for our use of sound recordings and musical compositions in the United States, other countries have various copyright and licensing regimes, including in some cases performance-rights organizations and copyright collection societies from which licenses must be obtained. However, as yet, economically suitable licensing arrangements have not been identified.

Government Regulation

As a company conducting business on the internet, we are subject to a number of foreign and domestic laws and regulations relating to consumer protection, information security, data protection and privacy, among other things. Many of these laws and regulations are still evolving and could be interpreted in ways that could harm our business. In the area of information security and data protection, the laws in several states require companies to implement specific information security controls to protect certain types of information. Likewise, all but a few states have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their information. Any failure on our part to comply with these laws may subject us to significant liabilities.

We are also subject to federal and state laws regarding privacy of listener data. Our privacy policy and terms of use describe our practices concerning the use, transmission and disclosure of listener information and are posted on our website. Any failure to comply with our posted privacy policy or privacy-related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. Further, any failure by us to adequately protect the privacy or security of our listeners’ information could result in a loss of confidence in our service among existing and potential listeners, and ultimately, in a loss of listeners and advertising customers, which could adversely affect our business.

Intellectual Property

Our success depends upon our ability to protect our technologies and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including trade secrets, patents, copyrights and trademarks, contractual restrictions, technological measures and other methods. We enter into confidentiality and proprietary rights agreements with our employees, consultants and business partners, and we control access to and distribution of our proprietary information.

We have two patents which have been issued in the United States and we continue to pursue additional patent protection, both in the United States and abroad where appropriate and cost effective.

Our registered trademarks in the United States include “Pandora” and the “Music Genome Project.” “Pandora” is also registered in the European Union, China and other countries. “Music Genome Project” is also registered in China. We have filed other trademark applications in the United States and in certain other countries, including applications for Pandora logos.

We are the registrant of the internet domain name for our website, www.pandora.com, as well as www.pandora.cn, pandora.co.uk, pandora.de, among others. We own rights to proprietary processes and trade secrets, including those underlying the Pandora service.

In addition to the foregoing protections, we generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners.

Customer Concentration

In fiscal 2010, 2011 and 2012, Google accounted for 11.4%, 6.3% and 2.7%, respectively, of our total revenue. Pursuant to our arrangements with Google, Google acts as an online advertising agency, delivering relevant ads on our unsold ad space across both our traditional computer and mobile platforms. Google maintains the direct relationships with the advertisers and ad networks, and we receive a portion of the revenue Google derives from these ads, generally earned on a cost-per-click basis. While these cost-per-click arrangements continue to apply unless terminated by either party, Google can terminate these agreements at will. No other single customer accounted for 10% or more of our total revenues in fiscal 2010, 2011 or 2012.

Seasonality

Our results may reflect the effects of some seasonal trends in listener behavior due to increased internet usage and sales of media-streaming devices during certain vacation and holiday periods. For example, we expect to experience increased usage during the fourth quarter of each calendar year due to the holiday season, and in the first quarter of each calendar year due to increased use of media-streaming devices received as gifts during the holiday season. We may also experience higher advertising sales during the fourth quarter of each calendar year due to greater advertiser demand during the holiday season. See the section entitled “Quarterly Trends” in Item 7 of this Annual Report on Form 10-K for a more complete description of the seasonality of our financial results.

Employees

As of January 31, 2012, we had approximately 530 employees. None of our employees are covered by collective bargaining agreements, and we consider our relations with our employees to be good.

Corporate and Available Information

We were incorporated as a California corporation in January 2000 and reincorporated as a Delaware corporation in December 2010. Our principal executive offices are located at 2101 Webster Street, Suite 1650, Oakland, California 94612 and our telephone number is (510) 451-4100. Our website is located at www.pandora.com and our Investor Relations website is located at investor.pandora.com.

We have a January 31 fiscal year end. Accordingly, in this Annual Report on Form 10-K, all references to a fiscal year refer to the 12 months ended January 31 of such year, and references to the first, second, third and fourth fiscal quarters refer to the three months ended April 30, July 31, October 31 and January 31, respectively.

We file reports with the Securities and Exchange Commission (“SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any other filings required by the SEC. We make available on our Investor Relations website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.	RISK FACTORS

The risks and uncertainties set forth below, as well as other factors described elsewhere in this Annual Report on Form 10-K or in other filings by the Company with the SEC, could adversely affect the Company’s business, financial condition, results of operations and the trading price of our common stock. Additional risks and uncertainties that are not currently known to the Company or that are not currently believed by the Company to be material may also harm the Company’s business operations and financial results. Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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

•

our operation under an evolving music industry licensing structure including statutory and compulsory licenses that may change or cease to exist, which in turn may result in a significant increase in our operating expenses.

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

Since our inception in 2000, we have incurred significant net operating losses and, as of January 31, 2012, we had an accumulated deficit of $101.4 million. A key element of our strategy is to increase the number of listeners and listener hours to increase our market penetration. However, as our number of listener hours increases, the royalties we pay for content acquisition also increase. We have not in the past generated, and may not in the future generate, sufficient revenue from the sale of advertising and subscriptions to offset such royalty expenses. If we cannot successfully earn revenue at a rate that exceeds the operational costs associated with increased listener hours, we may not be able to achieve or sustain profitability. In addition, we expect to invest heavily in our operations to support anticipated future growth and the reporting and compliance obligations to which we are subject as a public company. As a result of these factors, we expect to continue to incur operating losses on an annual basis through at least fiscal 2013.

Our revenue increased rapidly in each of the fiscal years ended January 31, 2007 through January 31, 2012; however, we expect our revenue growth rate to decline in the future as a result of a variety of factors, including increased competition and the maturation of our business, and we cannot assure you that our revenue will continue to grow or will not decline. You should not consider our historical revenue growth or operating expenses as indicative of our future performance. If our revenue growth rate declines or our operating expenses exceed our expectations, our financial performance will be adversely affected. Further, if our future growth and operating performance fail to meet investor or analyst expectations, it could have a materially negative effect on our stock price.

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

For our fiscal year ended January 31, 2012 we derived 87% of our revenue from the sale of advertising and expect to continue to derive a substantial majority of our revenue from the sale of advertising in the future. Our ability to attract and retain advertisers, and ultimately to generate advertising revenue, depends on a number of factors, including:

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

Our agreements with advertisers are generally short term or may be terminated at any time by the advertiser. Advertisers that are spending only a small amount of their overall advertising budget on our service may view advertising with us as experimental and unproven and may leave us for competing alternatives at any time. We may never succeed in capturing a greater share of our advertisers’ core advertising spending, particularly if we are unable to achieve the scale and market penetration necessary to demonstrate the effectiveness of our advertising platforms, or if our advertising model proves ineffective or not competitive when compared to alternatives. Failure to demonstrate the value of our service would result in reduced spending by, or loss of, existing or potential future advertisers, which would materially harm our revenue and business.

Advertising on mobile devices, such as smartphones, is an emerging phenomenon, and if we are unable to increase revenue from our advertising products delivered to mobile devices, our results of operations will be materially adversely affected.

Our number of listener hours on mobile devices has surpassed listener hours on traditional computers, and we expect that this trend will continue. Our mobile listenership has experienced significant growth since we introduced the first mobile version of our service in May 2007. Listener hours on mobile devices constituted approximately 5%, 24%, 51% and 65% of our total listener hours for fiscal years 2009, 2010, 2011 and 2012, respectively. We expect this growth to continue, though at a less rapid pace. Advertising on mobile devices is an emerging phenomenon, and the percentage of advertising spending allocated to advertising on mobile devices is lower than online advertising. According to IDC, the percentage of U.S. advertising spending allocated to advertising on mobile devices was less than 1% in 2010, compared to 13% for all online advertising. Our cost of content acquisition or licensing fee is currently calculated on the same basis whether a listening hour is consumed on a traditional computer or a mobile device. To date, we have not been able to generate revenue from our advertising products delivered to mobile devices as effectively as we have for our advertising products served on traditional computers. While a substantial amount of our revenue has been derived from display ads, some display ads may not be currently optimized for use on certain mobile devices. For example, display ads are not well-suited for use on smartphones due to the size of the device screen and may not be appropriate for automobiles due to safety considerations. Further, some display ads may not be optimized to take advantage of the multimedia capabilities of connected devices. By contrast, audio ads are better-suited for delivery in automobiles and across mobile and connected device platforms and video ads can be optimized for a variety of platforms.

Our audio and video advertising products are relatively new and have not been as widely accepted by advertisers as our traditional display ads. In addition, the introduction of audio advertising places us in more direct competition with terrestrial radio, as many advertisers that purchase audio ads focus their spending on terrestrial radio stations. Thus, one challenge we face in promoting audio ads is overcoming any reluctance of these advertisers to migrate their advertising spend to online advertising. We have plans to increase our number of listener hours on mobile and other connected devices, including our efforts to expand the reach of our service by making it available on an increasing number of such devices, such as smartphones and devices connected to or installed in automobiles, and we cannot assure you that we will be able to effectively monetize inventory generated by listeners using mobile and connected devices, or the time frame on which we may do so.

If our efforts to attract prospective listeners and to retain existing listeners are not successful, our growth prospects and revenue will be adversely affected.

Our ability to grow our business and generate advertising revenue depends on retaining and expanding our listener base and increasing listener hours. We must convince prospective listeners of the benefits of our service and existing listeners of the continuing value of our service. The more listener hours we stream, the more ad inventory we have to sell. Further, growth in our listener base increases the size of demographic pools targeted by advertisers, which improves our ability to deliver advertising in a manner that maximizes our advertising customers’ return on investment and, ultimately, to demonstrate the effectiveness of our advertising solutions and justify a pricing structure that is profitable for us. If we fail to grow our listener base and listener hours, particularly in key demographics such as young adults, we will be unable to grow advertising revenue, and our business will be materially and adversely affected.

Our ability to increase the number of our listeners and listener hours will depend on effectively addressing a number of challenges. We may fail to do so. Some of these challenges include:

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

In addition, we have historically relied heavily on the success of viral marketing to expand consumer awareness of our service. If we are unable to maintain or increase the efficacy of our viral marketing strategy, or if we otherwise decide to expand the reach of our marketing through use of more costly marketing campaigns, we may experience an increase in marketing expenses, which could have an adverse effect on our results of operations. We cannot assure you that we will be successful in maintaining or expanding our listener base and failure to do so would materially reduce our revenue and adversely affect our business, operating results and financial condition.

Further, although we use our number of registered users and our number of active users as indicators of our brand awareness and the growth of our business, the number of registered users and number of active users exceeds the number of unique individuals who register for, or actively use, our service. We define registered users as the total number of accounts that have been created for our service and we define active users as the number of distinct registered users that have requested audio from our servers within the trailing 30 days from the end of each calendar month. To establish an account, a person does not need to provide personally unique information. For this reason a person may have multiple accounts. If the number of actual listeners does not result in an increase in listener hours, then our business may not grow as quickly as we expect, which may harm our business, operating results and financial condition.

We have experienced rapid growth in both listener hours and advertising revenue. We do not expect to be able to sustain these growth rates in the future and our business and operating results may suffer.

We have experienced rapid growth rates in both listener hours and advertising revenue as a result of our growth strategy to commit substantial financial, operational and technical resources to build the Company. As we grow larger and increase our listener base and usage, we expect it will become increasingly difficult to maintain the rate of growth we currently experience. Slower growth could negatively impact our stock price, our ability to hire and retain employees or harm our business in other ways.

If we fail to effectively manage our growth, our business and operating results may suffer.

Our rapid growth has placed, and will continue to place, significant demands on our management and our operational and financial infrastructure. In order to attain and maintain profitability, we will need to recruit, integrate and retain skilled and experienced sales personnel who can demonstrate our value proposition to advertisers and increase the monetization of listener hours, particularly on mobile devices. Continued growth could also strain our ability to maintain reliable service levels for our listeners, effectively monetize our listener hours, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train and retain highly skilled personnel. If our systems do not evolve to meet the increased demands placed on us by an increasing number of advertisers, we may also be unable to meet our obligations under advertising agreements with respect to the timing of our delivery of advertising or other performance obligations. As our operations grow in size, scope and complexity, we will need to improve and upgrade our systems and infrastructure, which will require significant expenditures and allocation of valuable management resources. If we fail to maintain the necessary level of discipline and efficiency and allocate limited resources effectively in our organization as it grows, our business, operating results and financial condition may suffer.

We face and will continue to face competition for both listener hours and advertising spending.

We compete with other content providers for listener hours.

We compete for the time and attention of our listeners with other content providers on the basis of a number of factors, including quality of experience, relevance, acceptance and diversity of content, ease of use, price, accessibility, perception of ad load, brand awareness and reputation.

Our competitors include terrestrial radio, satellite radio, and online radio. Terrestrial radio providers such as CBS and Clear Channel offer their content for free, are well-established and accessible to listeners and offer content, such as news, sports, traffic, weather and talk that we currently do not offer. In addition, many terrestrial radio stations have begun broadcasting digital signals, which provide high quality audio transmission.

Satellite radio providers, such as Sirius XM, may offer extensive and oftentimes exclusive news, comedy, sports and talk content, national signal coverage, and long established automobile integration. In addition, terrestrial radio pays no royalties for its use of sound recordings and satellite radio pays a much lower percentage of revenue, currently 8.0%, than internet radio providers for use of sound recordings, giving broadcast and satellite radio companies a significant cost advantage.

Other online radio providers may offer more extensive content libraries than we offer and some may be accessed internationally.

We also compete with providers of on-demand audio media and entertainment which are purchased or available for free and playable on mobile devices, automobiles and in the home. These forms of media may be purchased, downloaded and owned such as iTunes audio files, MP3s, CDs, or accessed from subscription or free online on-demand offerings by music providers such as RDIO, Spotify, and Rhapsody or content streams from other online services such as Hulu, VEVO, turntable fm and YouTube. In addition, on-demand music providers may leverage their existing infrastructure, brand recognition and content collections to augment their services by offering competing internet radio features to provide listeners with more comprehensive music service delivery choices. We face increasing competition for listeners from a growing variety of businesses that deliver audio media content through mobile phones and other wireless devices.

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

We also compete for listeners on the basis of our presence and visibility as compared with other businesses and software that deliver audio and other content through the internet, mobile devices and consumer products. We face significant competition for listeners from companies promoting their own digital music and content online or through application stores, including several large, well-funded and seasoned participants in the digital media market. Search engines, such as Google, and mobile device application stores, such as the iTunes Store, rank responses to search queries based on the popularity of a website or mobile application, as well as other factors that are outside of our control. Additionally, mobile device application stores often offer users the ability to browse applications by various criteria, such as the number of downloads in a given time period, the length of time since a mobile app was released or updated, or the category in which the application is placed. The websites and mobile applications of our competitors may rank higher than our website and our Pandora app, and our app may be difficult to locate in mobile device application stores, which could draw potential listeners away from our service and toward those of our competitors. In addition, our competitors’ products may be pre-loaded into consumer electronics products or automobiles, creating an initial visibility advantage. If we are unable to compete successfully for listeners against other digital media providers by maintaining and increasing our presence and visibility online, in application stores and in consumer electronics products and automobiles, our listener hours may fail to increase as expected or decline and our advertising sales may suffer.

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

Although advertisers are allocating an increasing amount of their overall marketing budgets to web and mobile-based ads, such spending lags behind growth in internet and mobile usage, and the market for online and mobile advertising is intensely competitive. As a result, we also compete for advertisers with a range of internet companies, including major internet portals, search engine companies and social media sites. Large internet companies with greater brand recognition, such as Facebook, Google, MSN and Yahoo! have significant numbers of direct sales personnel and substantial proprietary advertising inventory and web traffic that provide a significant competitive advantage and have a significant impact on pricing for internet advertising and web traffic. The trend toward consolidation among online marketing and media companies may also affect pricing and availability of advertising inventory.

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

Our ability to increase the number of our listeners will depend in part on our ability to establish and maintain relationships with automakers, automotive suppliers and consumer electronics manufacturers with products that integrate our service.

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

Our existing agreements with partners in the automobile and consumer electronics industries generally do not obligate those partners to launch the integration of our service in their products. In addition, some automobile manufacturers or their supplier partners may terminate their agreements with us for convenience. Our business could be adversely affected if our automobile partners and consumer electronics partners do not continue to provide access to our service or are unwilling to do so on terms acceptable to us. If we are forced to amend the business terms of our distribution agreements as a result of competitive pressure, our ability to maintain and expand the reach of our service and increase listener hours would be adversely affected, which would reduce our revenue and harm our operating results.

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

In order to deliver music everywhere our listeners want to hear it, our service must be compatible with mobile, consumer electronic, automobile and website technologies. Our service is accessible in part through Pandora-developed or third-party developed applications that hardware manufacturers embed in, and distribute through, their devices. Connected devices and their underlying technology are constantly evolving. As internet connectivity of automobiles, mobile devices, and other consumer electronic products expands and as new internet-connected products are introduced, we must constantly adapt our technology. It is difficult to keep pace with the continual release of new devices and technological advances in digital media delivery and predict the problems we may encounter in developing versions of our applications for these new devices and delivery channels. It may become increasingly challenging to do so in the future. In particular, the technology used for streaming the Pandora service in automobiles remains at an early stage and may not result in a seamless customer experience. If automobile and consumer electronic makers fail to make products that are compatible with our technology or we fail to adapt our technology to evolving requirements, our ability to grow or sustain the reach of our service, increase listener hours and sell advertising could be adversely affected.

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

Selling ads requires that we demonstrate to advertisers that our service has substantial reach and usage, and we rely on third parties to quantify the reach and usage of our service. These third-party measurements may not reflect our true listening audience and their underlying methodologies are subject to change at any time. In addition, the methodologies we apply to measure the key metrics that we use to monitor and manage our business may differ from the methodologies used by third-party measurement service providers. For example, we calculate listener hours based on the total bytes served for each track that is requested and served from our servers, as measured by our internal analytics systems, whether or not a listener listens to the entire track. By contrast, certain third party measurement service providers may calculate and report the number of listener hours using a client-based approach, which measures time elapsed during listening sessions. Measurement technologies for mobile and consumer electronic devices may be even less reliable in quantifying the reach and usage of our service, and it is not clear whether such technologies will integrate with our systems or uniformly and comprehensively reflect the reach and usage of our service. While we have been working with third-party measurement service providers, these providers have not yet developed uniform measurement systems that comprehensively measure the reach and usage of our service. We expect that in the future these providers will begin to publish increasingly reliable information about the reach and usage of our service. However, until then, in order to demonstrate to potential advertisers the benefits of our service, we must supplement third-party measurement data with our internal research, which may be perceived as less valuable than third-party numbers. If such third-party measurement providers report lower metrics than we do, or if there is wide variance among reported metrics, our ability to convince advertisers of the benefits of our service could be adversely affected.

Our success depends upon the continued acceptance of online advertising as an alternative or supplement to offline advertising.

The percentage of the advertising market allocated to online advertising lags the percentage of consumer online consumption by a significant degree. Growth of our business will depend in large part on the reduction or elimination of this gap between online and offline advertising spending, which may not happen in a way or to the extent that we currently expect. Many advertisers still have limited experience with online advertising and may continue to devote significant portions of their advertising budgets to traditional, offline advertising media. Accordingly, we continue to compete for advertising dollars with traditional media, including broadcast radio.

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

We currently operate under statutory and compulsory licensing regimes and structures that may change or cease to exist. Unlike traditional radio broadcasters, we must pay performance rights royalties for the digital audio transmission of sound recordings pursuant to the DPRA and DMCA. Subject to our ongoing compliance with numerous statutory conditions and regulatory requirements for a non-interactive service, we are permitted to operate under a statutory license that allows the streaming in the U.S. of any sound recording lawfully released to the public. We are also permitted to make reproductions of sound recordings on computer servers pursuant to a separate statutory license designed to facilitate the making of transmissions. There is no guarantee that we will continue to be eligible to operate under these statutory licenses. For example, if a court were to determine that we operate an interactive streaming service or make reproductions of sound recordings outside the statutory license, we would have to negotiate license agreements with sound recording copyright owners individually, a time consuming and expensive undertaking that would jeopardize our ability to stream all music currently in our library and could result in royalty costs that are prohibitively expensive. In addition, if copyright owners object to the functionality or transmission methods of our service, we could lose our eligibility to operate under the statutory licenses. Our ability to avoid negotiating separate agreements with the many copyright owners of sound recordings depends on these two statutory licenses, and if we were to no longer qualify for operation under, or violate the provisions of the statutory licenses, we could be subject to significant liability for copyright infringement and may no longer be able to operate under our existing licensing regime. For our fiscal year ended January 31, 2012 we incurred SoundExchange related content acquisition costs representing 49.7% of our total revenue for that period.

The rates to be paid for the streaming of sound recordings pursuant to the statutory licenses can be established by either negotiation or through a rate proceeding conducted by the CRB, a tribunal established within the U.S. Library of Congress. In 2007, the CRB set royalty rates for the online streaming of sound recordings for 2006 through 2010 that were so high that the cost for streaming sound recordings alone would have been unsustainable under our current business model. In response to the lobbying efforts of internet webcasters, including us, Congress passed the Webcaster Settlement Acts of 2008 and 2009, which permitted webcasters and SoundExchange, the sole entity designated by the CRB to collect and distribute the statutory royalties paid by internet webcasters such as us, to negotiate alternative rates to those established by the CRB for the years 2006 through 2015. In July 2009, certain webcasters reached an agreement with SoundExchange, establishing a more favorable royalty structure that we have elected to accept and that by its terms will apply through 2015. We do not know what rates will be available to us following that period and there is no guarantee that the royalty structure that emerged from the negotiations with SoundExchange pursuant to the Webcaster Settlement Acts will be available after 2015. The CRB, which still has rate-making authority over us upon expiration of our agreement with SoundExchange, has consistently established royalty rates that would, if paid by us, consume an unsustainable percentage of our revenue. If we are unable to reach a new agreement with SoundExchange for the period after 2015, our operating costs may significantly increase, which could harm our financial condition and inhibit the implementation of our business plan.

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

In order to stream musical works embodied in sound recordings over the internet, we must obtain public performance licenses and pay license fees to three performing rights organizations: ASCAP, BMI and SESAC. These organizations represent the rights of songwriters and music publishers, negotiate with copyright users such as us, collect royalties and distribute those royalties to the copyright owners they represent. Performing rights organizations have the right to audit our playlists and royalty payments, and any such audit could result in disputes over whether we have paid the proper royalties. If such a dispute were to occur, we could be required to pay additional royalties and the amounts involved could be material. We currently operate under negotiated agreements with BMI and SESAC, however, these agreements are subject to termination by either party in accordance with their terms at the end of each calendar year, with respect to BMI, and at the end of each yearly term, with respect to SESAC, and there is no guarantee that the associated royalty rates available to us now will be available to us in the future. BMI, pursuant to a consent decree entered into with the U.S. Department of Justice, cannot refuse to grant us licenses for the public performance of musical works represented by BMI but the rates to be paid to BMI can be set, in the absence of a negotiated agreement, by the rate court established pursuant to such decree in the U.S. District Court for the Southern District of New York. SESAC is not subject to a mandatory licensing obligation and could withhold the rights to all of the musical works for which it acts as a licensor on behalf of songwriters and music publishers. The loss of the musical works represented by SESAC could diminish the appeal of our service to listeners.

In October 2010, we elected to terminate our prior agreement with ASCAP as of December 31, 2010 because we believed that the royalty rates sought by ASCAP were excessive. Notwithstanding our termination of the agreement, musical works administered by ASCAP are licensed to us pursuant to the provisions of a consent decree, similar to the BMI consent decree referred to above. The ASCAP consent decree also established a rate court in the U.S. District Court for the Southern District of New York. The rates to be paid by us will be set either by mutual agreement between us and ASCAP, or by a ruling from the ASCAP rate court. In September 2011, we changed the method we used to calculate royalties due to ASCAP following the execution of an interim arrangement for the period commencing January 1, 2011, pending a final determination of new rates. If either we or ASCAP request that the rate court determine our royalty rate, rate court proceedings can take years to complete and be very costly. In such a case, there would be no guarantee that the rate court would establish royalty rates more favorable to us than those we previously paid pursuant our terminated agreement with ASCAP or those that we pay pursuant to our interim arrangement with ASCAP; we could be liable for both increased royalty rates going forward and a potential true-up of royalty payments in excess of any interim royalties paid for the period following December 31, 2010. For our fiscal year ended January 31, 2012, we incurred BMI, SESAC and ASCAP related content acquisition costs representing 4.1% of our total revenue for that period.

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

In May 2011, we started streaming spoken word comedy content, for which the underlying literary works are not currently entitled to eligibility for licensing by any performing rights organization for the United States. While pursuant to industry-wide custom and practice this content is performed absent a specific license from any such performing rights organization, there can be no assurance that this will not change or that we will not otherwise become subject to additional licensing costs for spoken word comedy content imposed by performing rights organizations in the future.

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

We recently launched comedy on Pandora an offering which is designed to predict comedy content that our listeners will enjoy using technology similar to the technology that we use to generate personalized playlists for music. The risks that apply to predicting our listeners’ musical tastes apply to comedy to an even greater extent, particularly as we lack experience with content other than music, do not yet have a large set of data on listener preferences for comedy and have a much smaller comedy catalog as compared to music. Our ability to predict and select music or comedy content that our listeners enjoy is critical to the perceived value of our service among listeners and failure to make accurate predictions would adversely affect our ability to attract and retain listeners, increase listener hours and sell advertising.

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

If we are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

In connection with the preparation of our financial statements for the fiscal year ended January 31, 2011, we concluded there was a material weakness in the design and operating effectiveness of our internal controls over financial reporting as defined by the standards established by the Public Company Accounting Oversight Board. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner. The material weakness related to inadequate financial statement preparation, review procedures and controls to ensure that accurate financial statements could be prepared on a timely basis, including insufficient review of account reconciliations that did not identify exceptions or that required journal entries. After implementing new procedures based on the recommendations of our independent registered public accounting firm, we concluded that we have remediated the previously identified material weakness as of January 31, 2012. Although we believe we have addressed the previously identified material weakness, the measures we have taken may not be effective, and we may not be able to implement and maintain effective internal control over financial reporting in the future.

We have recently initiated steps to implement, evaluate and test our internal controls over financial reporting. We have not completed these procedures and until these controls are fully implemented and tested there is a possibility that a material misstatement would not be prevented or detected on a timely basis. We are not currently required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, and are therefore not currently required to make an assessment of the effectiveness of our internal controls. Our first assessment of the effectiveness of our internal controls will be included within our form 10-K for the year ending January 31, 2013. During the evaluation and testing processes, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.

In addition, our independent registered public accounting firm’s audit for the years ended January 31, 2011 and 2012 included consideration of internal control over financial reporting as a basis for designing their audit procedures, but not for the purpose of expressing an opinion on the effectiveness of our internal controls over financial reporting. If such an evaluation had been performed, they may have identified additional material weaknesses, significant deficiencies and other control deficiencies. Moreover, when such tests are performed in future reporting periods, material weaknesses, significant deficiencies and other control deficiencies may be identified.

If we are unable to implement and maintain effective internal control over financial reporting, or if our auditors are unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock.

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

Our revenue and operating results could vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside our control. As a result, comparing our operating results on a period to period basis may not be meaningful. In addition to other risk factors discussed in this “Risk Factors” section, factors that may contribute to the variability of our quarterly and annual results include:

•	our ability to retain our current listenership, build our listener base and increase listener hours;

•	our ability to more effectively monetize mobile listener hours, particularly as the number of listener hours on mobile devices grow;

•	our ability to attract and retain existing advertisers and prove that our advertising products are effective enough to justify a pricing structure that is profitable for us;

•	our ability to effectively manage our growth;

•	our ability to continue to operate under the statutory licenses set forth in the DMCA and DPRA.

•	our ability to enjoy the benefit of rates negotiated below those established by the CRB in 2007;

•	our ability to enjoy the benefits of collective licensing available through performing rights organizations;

•	the effects of increased competition in our business;

•	our ability to keep pace with changes in technology and our competitors;

•	interruptions in service, whether or not we are responsible for such interruptions, and any related impact on our reputation;

•	costs associated with defending any litigation, including intellectual property infringement litigation;

•	our ability to pursue, and the timing of, entry into new geographic or content markets and, if pursued, our management of this expansion;

•	the impact of general economic conditions on our revenue and expenses; and

•	changes in government regulation affecting our business.

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

The success of our business depends on our ability to protect and enforce our trade secrets, trademarks, copyrights and patents and all of our other intellectual property rights, including our intellectual property rights underlying the Pandora service. We attempt to protect our intellectual property under trade secret, trademark, copyright and patent law, and through a combination of employee and third-party nondisclosure agreements, other contractual restrictions, technological measures and other methods. These afford only limited protection. Despite our efforts to protect our intellectual property rights and trade secrets, unauthorized parties may attempt to copy aspects of our song selection technology or obtain and use our trade secrets and other confidential information. Moreover, policing our intellectual property rights is difficult, costly and may not always be effective.

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

In order to protect our trade secrets and other confidential information, we rely in part on confidentiality agreements with our employees, consultants and third parties with whom we have relationships. These agreements may not effectively prevent disclosure of trade secrets and other confidential information and may not provide an adequate remedy in the event of misappropriation of trade secrets or any unauthorized disclosure of trade secrets and other confidential information. In addition, others may independently discover our trade secrets and confidential information, and in some such cases we might not be able to assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions, and failure to obtain or maintain trade secret protection, or our competitors’ obtainment of our trade secrets or independent development of unpatented technology similar to ours or competing technologies, could adversely affect our competitive business position.

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

Although we take steps to protect our intellectual property as discussed above, there can be no assurance, however, that changes in law will not be implemented, or changes in interpretation of such laws will occur, that will affect our ability to protect and enforce our patents and other intellectual property, including as a result of the 2011 passage of the America Invents Act of 2011 (which codifies several significant changes to the U.S. patent laws and will remain subject to certain rule-making and interpretation, including changing from a “first to invent” to a “first inventor to file” system, limiting where a patentee may file a patent suit, requiring the apportionment of patent damages, replacing interference proceedings with derivation actions, and creating a post-grant opposition process to challenge patents after they have issued).

Assertions by third parties of infringement or other violation by us of their intellectual property rights could result in significant costs and substantially harm our business and operating results.

Internet, technology and media companies are frequently subject to litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. Some internet, technology and media companies, including some of our competitors, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims against us. Third parties have asserted, and may in the future assert, that we have infringed, misappropriated or otherwise violated their intellectual property rights, and as we face increasing competition, the possibility of intellectual property rights claims against us grows. For example, in April

2011, we were served with a complaint by Augme Technologies, Inc. alleging that we infringed an Augme patent and seeking injunctive relief and monetary damages. Such litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue, and therefore our own issued and pending patents may provide little or no deterrence to these patent owners in bringing intellectual property rights claims against us. In addition, various federal and state laws and regulations govern the intellectual property rights associated with sound recordings and musical works. Existing laws and regulations are evolving and subject to different interpretations, and various federal and state legislative or regulatory bodies may expand current or enact new laws or regulations. We cannot assure you that we are not infringing or violating any third-party intellectual property rights.

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

Expanding our operations into international markets is an element of our long-term strategy. However, offering our service outside of the United States involves numerous risks and challenges. Most importantly, while the DPRA and DMCA provide a statutory licensing regime for the streaming of sound recordings to listeners within the United States, there is no equivalent statutory licensing regime available outside of the United States, and the other licensing alternatives currently available are not commercially viable. Currently, the licensing terms offered by rights organizations and individual copyright owners in countries outside the United States are prohibitively expensive. Addressing licensing structure and royalty rate issues in the United States required us to make very substantial investments of time, capital and other resources, and our business could have failed if such investments had not succeeded. Addressing these issues in foreign jurisdictions may require a commensurate investment by us, and there can be no assurance that we would succeed or achieve any return on this investment.

In addition, international expansion would expose us to other risks such as:

•	the need to modify our technology and sell our solutions in non-English speaking countries;

•	the need to localize our service to foreign customers’ preferences and customs;

•

difficulties in managing operations due to language barriers, distance, staffing, cultural differences and business infrastructure constraints and domestic laws regulating corporations that operated internationally;

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

At January 31, 2012, we had federal net operating loss carryforwards of approximately $100.4 million and tax credit carryforwards of approximately $1.3 million. At January 31, 2012, we had state net operating loss carryforwards of approximately $107.9 million and tax credit carryforwards of approximately of $2.8 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. As a result of prior equity issuances and other transactions in our stock, we have previously experienced “ownership changes” under section 382 of the Code and comparable state tax laws. We may also experience ownership changes in the future as a result of future transactions in our stock. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards or other pre-change tax attributes to offset United States federal and state taxable income is subject to limitations.

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

Various federal and state laws and regulations govern the collection, use, retention, sharing and security of the data we receive from and about our listeners. Privacy groups and government bodies have increasingly scrutinized the ways in which companies link personal identities and data associated with particular users or devices with data collected through the internet, and we expect such scrutiny to continue to increase. Alleged violations of laws and regulations relating to privacy and data security, and any relevant claims, may expose us to potential liability and may require us to expend significant resources in responding to and defending such allegations and claims. For example, in late 2010 through late 2011, we were named as a defendant in several class action lawsuits alleging, among other things, violations of computer fraud, computer trespass and privacy laws. In addition, in early 2011, we were served with a subpoena to produce documents in connection with a federal grand jury, which we believe was convened to investigate the information sharing processes of certain popular applications that run on the Apple and Android mobile platforms. We complied with the subpoena, and have received no further communication from the agencies conducting the investigation. Claims or allegations that we have violated laws and regulations relating to privacy and data security have resulted and could in the future result in negative publicity and a loss of confidence in us by our listeners and our advertisers, and may subject us to fines by credit card companies and loss of our ability to accept credit and debit card payments.

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

We cannot control the actions of third parties who may have access to the listener data we collect. The integration of the Pandora service with applications provided by third parties represents a significant growth opportunity for us, but we may not be able to control such third parties’ use of listeners’ data, ensure their compliance with the terms of our privacy policies, or prevent unauthorized access to, or use or disclosure of, listener information, any of which could hinder or prevent our efforts with respect to growth opportunity. In addition, these third party vendors may become the victim of security breaches, or have practices that may result in a breach and we may be responsible for those third party acts or failures to act.

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

We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it more difficult for us to comply. Currently, we are implementing the steps that are required for us to become fully compliant with the Payment Card Industry, or PCI, Data Security Standard, or PCI DSS, a security standard with which companies that collect, store, or transmit certain data regarding credit and debit cards, credit and debit card holders, and credit and debit card transactions are required to comply. Our failure to comply fully with PCI DSS may violate payment card association operating rules, federal and state laws and regulations, and the terms of our contracts with payment processors and merchant banks. Such failure to comply fully also may subject us to fines, penalties, damages, and civil liability, and may result in the loss of our ability to accept credit and debit card payments. Further, there is no guarantee that, even if PCI DSS compliance is achieved, we will maintain PCI DSS compliance or that such compliance will prevent illegal or improper use of our payment systems or the theft, loss, or misuse of data pertaining to credit and debit cards, credit and debit card holders and credit and debit card transactions.

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

Regulatory and consumer agencies have increasingly focused on distraction to drivers that may be associated with use of mobile and other devices in motor vehicles. In 2010, the U.S. Department of Transportation identified driver distraction as a top priority, and in February 2012, the National Highway Traffic Safety Administration (the “NHTSA”) proposed new voluntary guidelines for visual-manual devices not related to the driving task that are integrated into motor vehicles. NHTSA also intends to propose guidelines applicable to after-market and portable devices that may be used in motor vehicles. Regulatory restrictions on how drivers and passengers in motor vehicles may engage with devices on which our service is broadcast could inhibit our ability to increase listener hours and generate ad revenue, which would harm our operating results. In addition, concerns over driver distraction due to use of mobile and other electronic devices to access our service in motor vehicles could result in litigation and negative publicity.

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

The trading price of our common stock has been and is likely to continue to be volatile. In addition to the risk factors described in this section and elsewhere in this Annual Report on Form 10-K, factors that may cause the price of our common stock to fluctuate include, but are not limited to:

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

In addition, the stock market has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of those affected companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources and harm our business, operating results and financial condition.

Future sales of our common stock by stockholders could depress the market price of our common stock.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock. As of January 31, 2012, we had approximately 163.6 million shares of common stock outstanding. Following the expiration in December 2011 of contractual lockup agreements entered into in connection with our initial public offering (“IPO”), all of these shares are generally freely tradable, except for any shares held by our “affiliates” as defined in Rule 144 under the Securities Act, which may be sold in compliance with the volume restrictions of Rule 144. In addition, we filed a Form S-8 under the Securities Act to register 49,026,295 shares of our common stock for issuance under our equity incentive plans. These shares may be sold in the public market upon issuance and once vested, subject to any restrictions provided under the terms of the applicable plan or award agreement. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. We also may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investments or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

If securities or industry analysts do not publish research, publish inaccurate or unfavorable research about our business, or make projections that exceed our actual results, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If securities or industry analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline. Furthermore, such analysts publish their own projections regarding our actual results. These projections may vary widely from one another and may not accurately predict the results we actually achieve. Our stock price may decline if we fail to meet securities and industry analysts’ projections.

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

Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of the Company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal executive offices are located in Oakland, California in a 48,476-square-foot facility, under a lease expiring on September 30, 2017. We also lease regional offices in Chicago, Illinois; Santa Monica, California; and New York, New York and local sales offices at various locations within those regions.

Our primary data center is hosted by Equinix, a leading provider of hosting services, in San Jose, California, and is designed to be fault tolerant. Backup systems in California and Virginia can be brought online in the event of a failure at the primary data center. The backup sites enable additional fault tolerance and will support our continued growth.

The data centers host the Pandora.com website and intranet applications that are used to manage the website content. The websites are designed to be fault-tolerant, with a collection of identical web servers connecting to an enterprise database. The design also includes load balancers, firewalls and routers that connect the components and provide connections to the internet. The failure of any individual component is not expected to affect the overall availability of our website.

We believe that our current facilities are adequate to meet our needs for the near future and that suitable additional or alternative space will be available on commercially reasonable terms to accommodate our foreseeable future operations.

ITEM 3.	LEGAL PROCEEDINGS

The material set forth in Note 5 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The New York Stock Exchange (the “NYSE”) under the symbol “P.” The following table sets forth the range of high and low sales prices on the NYSE of our common stock for the periods indicated, as reported by the NYSE.

PRICE RANGE OF OUR COMMON STOCK

Our common stock has traded on the NYSE under the symbol “P” since June 15, 2011. Our initial public offering was priced at $16.00 per share on June 14, 2011

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NYSE.

	High	Low
Fiscal Year Ended January 31, 2012
Second quarter (June 15, 2011 – July 31, 2011)	$26.00	$12.16
Third quarter (August 1, 2011 – October 31, 2011)	$16.70	$9.33
Fourth quarter (November 1, 2011 – January 31, 2012)	$15.89	$9.15

On January 31, 2012, the closing price per share of our common stock as reported on the NYSE was $13.19 per share. As of March 12, 2012, there were approximately 101 holders of record of our common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a large portion of our common stock is held through brokerage firms.

Dividend Policy

We have not declared or paid any cash dividends on our common stock and currently do not anticipate paying any cash dividends in the foreseeable future. Instead, we intend to retain all available funds and any future earnings for us in the operation and expansion of our business. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on our future earnings, capital requirements, financial condition, future prospects, applicable Delaware law, which provides that dividends are only payable out of surplus or current net profits, and other factors that our board of directors deems relevant. In addition, our credit facility restricts our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Our Indebtedness – Credit Facility” and note 7 to our financial statements included elsewhere in this Annual Report on Form 10-K.

Equity Compensation Plan Information

For equity compensation plan information refer to Item 12 in Part III of this Annual Report on Form 10-K.

Stock Price Performance Graph

This performance graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from June 15, 2011 (the date our common stock commenced trading on the NYSE) through January 31, 2011 of the total cumulative return of our common stock with the total cumulative return of the New York Stock Exchange Composite Index (the “NYSE Composite”), the Global X Social Media Index (the “SOCL”) and the SPDR Morgan Stanley Technology MTK Index (the “MTK”). The figures represented below assume an investment of $100 in our common stock at the closing price of $17.42 on June 15, 2011 and in the NYSE Composite and MTK on the same date. The SOCL was modeled from the inception of the index on November 15, 2011. Data for the NYSE Composite, MTK and SOCL assume reinvestment of dividends. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Total Return Among Pandora Media, Inc., New

York Stock Exchange Composite Index, Global X Social Media Index and SPDR

Morgan Stanley Technology MTK Index

Recent Sales of Unregistered Securities

Between February 1, 2011 and July 6, 2011 (the date of the filing of our registration statement on Form S-8, No. 333-175378), we (i) granted to our directors, officers, employees and consultants options to purchase 6,534,825 shares of our common stock with per share exercise prices ranging from $3.14 to $16.00 under our 2004 Stock Plan, as amended and (ii) issued and sold an aggregate of 2,695,771 shares of common stock that were not registered under the Securities Act to our directors, officers, employees and consultants pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of approximately $0.6 million. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act. The recipients of these shares of common stock represented their intentions to acquire the shares for investment only and not with a view to or for sale in connection with any distribution, and appropriate legends were affixed to the share book entry records issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

Use of Proceeds

On June 14, 2011, our registration statement on Form S-1 (No. 333-172215) was declared effective for our IPO, and on June 20, 2011 we consummated the IPO consisting of 14,684,000 shares of our common stock for

$16.00 per share, including 6,000,682 shares issued and sold by us. On July 19, 2011, we settled the underwriters’ exercise of their IPO over-allotment option for an additional 350,000 shares issued and sold by us for $16.00 per share. The underwriters of the offering were Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, Citigroup Global Markets, Inc., William Blair & Company, L.L.C., Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities, LLC. Following the sale of the shares in connection with the closing of the IPO, the offering terminated. As a result of the offering, including the underwriters’ over-allotment option, we received total net proceeds of approximately $90.6 million, after deducting total expenses of $11.0 million, consisting of underwriting discounts and commissions of $7.1 million and offering-related expenses of approximately $3.9 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates other than the payment of certain legal expenses on behalf of our selling stockholders.

Approximately $31.0 million of the net proceeds to us from the IPO, including the over-allotment, were used to pay accrued dividends on our preferred stock. Remaining net offering proceeds have been invested into short-term investment-grade securities and cash equivalents and used for working capital. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b)(4) on June 15, 2011.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial and other data should be read in conjunction with, and are qualified by reference to, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the accompanying notes included elsewhere in this report. The consolidated statements of operations and balance sheet data for the fiscal years ended January 31, 2008 and 2009 and the consolidated balance sheet data as of January 31, 2008, 2009 and 2010 were derived from our audited consolidated financial statements not included in this report. The consolidated statements of operations data for the fiscal years ended January 31, 2010, 2011 and 2012 and the consolidated balance sheet data as of January 31, 2011 and 2012 were derived from our audited consolidated financial statements included in this report. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

	Fiscal Year Ended January 31,
	2008	2009	2010	2011	2012
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
Advertising	$13,314	$18,247	$50,147	$119,333	$239,957
Subscription services and other	985	1,086	5,042	18,431	34,383

Total revenue	14,299	19,333	55,189	137,764	274,340
Costs and expenses:
Cost of revenue(1)	5,850	7,398	7,892	11,559	22,759
Product development(1)	5,932	6,116	6,026	6,736	13,425
Marketing and sales(1)	8,214	13,265	17,426	36,250	65,010
General and administrative(1)	2,577	4,190	6,358	14,183	35,428
Content acquisition	6,402	15,771	32,946	69,357	148,708

Total costs and expenses	28,975	46,740	70,648	138,085	285,330

Income (loss) from operations	(14,676)	(27,407)	(15,459)	(321)	(10,990)
Other income (expense), net	688	(821)	(1,294)	(1,309)	(5,042)

Loss before provision for income taxes	(13,988)	(28,228)	(16,753)	(1,630)	(16,032)
Provision for income taxes	—	—	—	134	75

Net loss	(13,988)	(28,228)	(16,753)	(1,764)	(16,107)
Deemed dividend on Series D and Series E	—	—	(1,443)	—	—
Accretion of redeemable convertible preferred stock	(58)	(58)	(218)	(300)	(110)
Increase in cumulative dividends payable upon conversion of liquidation of redeemable convertible preferred stock	(3,705)	(3,751)	(6,461)	(8,978)	(3,648)

Net loss attributable to common stockholders	$(17,751)	$(32,037)	$(24,875)	$(11,042)	$(19,865)

Basic and diluted net loss per share	$(3.80)	$(5.45)	$(3.84)	$(1.03)	$(0.19)

Weighted-average number of shares used in per share amounts—basic and diluted	4,671	5,881	6,482	10,761	105,955

Key Metrics (unaudited):(2)

	Fiscal Year Ended January 31,
	2009	2010	2011	2012
Listener hours (in billions)(3)	0.9	1.8	3.8	8.2

	As of January 31,
	2009	2010	2011	2012
Active users (as of period end, in millions)(4)	7	16	29	47

	As of January 31,
	2008	2009	2010	2011	2012
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$11,810	$9,608	$16,164	$43,048	$44,126
Working capital (deficit)	10,409	(3,114)	18,929	36,715	89,218
Total assets	18,629	16,685	40,277	99,209	178,015
Preferred stock warrant liability	99	49	300	1,027	—
Convertible preferred stock	52,638	62,560	104,806	126,662	—
Common stock and additional paid-in capital	1	726	1	2,309	205,971
Total stockholders’ equity (deficit)	(40,247)	(63,510)	(87,771)	(83,010)	104,540

(1)	Includes stock-based compensation as follows:

	Fiscal Year Ended January 31,
	2008	2009	2010	2011	2012
	(in thousands)
Cost of revenue	$10	$14	$18	$85	$582
Product development	44	54	125	329	1,638
Marketing and sales	158	188	225	549	4,866
General and administrative	71	77	109	492	2,101

Total stock-based compensation	$283	$333	$477	$1,455	$9,187

(2)	Comparative data is not readily available prior to fiscal 2009.
(3)	Listener hours are defined in the section entitled “Key Metrics” in Item 7 of this Annual Report on Form 10-K.
(4)	Active users are defined in the section entitled “Key Metrics” in Item 7 of this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to those discussed below and elsewhere in this report, particularly in the sections entitled “Special Note Regarding Forward-Looking Statements and Industry Data” and “Risk Factors.”

Overview

Pandora is the leader in internet radio in the United States, offering a personalized experience for each of our listeners. We have pioneered a new form of radio – one that uses intrinsic qualities of music to initially create stations and then adapts playlists in real-time based on the individual feedback of each listener. In January 2012, we had over 125 million registered users, which we define as the total number of accounts that have been created for our service at period end, and we added two new registered users every second on average. For the fiscal year ended January 31, 2012, we streamed 8.2 billon hours of radio and as of January 31, 2012, we had 47 million active users. According to a January 2012 report by Triton, we are one of the top 20 internet radio stations and networks in the United States and we have more than a 69% share of internet radio. Since we launched the Pandora service in 2005, our listeners have created over 2.4 billion stations.

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

•

Content Acquisition Expenses. Listener hours drive substantially all of our content acquisition expenses. With respect to each sound recording streamed to each listener, we pay royalties to the copyright owners both of sound recordings and of the underlying musical works, and we record these royalties as content acquisition expenses. Under U.S. law, we are guaranteed the right to stream any lawfully released sound recordings, and royalties are negotiated with and paid through performance rights organizations such as SoundExchange for sound recordings and BMI, ASCAP, and SESAC, for musical works. Royalties are calculated using negotiated rates documented in master royalty agreements and based on sound recordings streamed, revenue earned or other usage measures. If we cannot agree on royalty rates, the dispute will be resolved by the Copyright Royalty Board, or CRB, in the case of SoundExchange, and by the rate court in the case of BMI and ASCAP. In May 2011, we started streaming spoken word comedy content, for which the underlying literary works are not currently entitled to eligibility for licensing by any performing rights organization for the United States. Rather, pursuant to industry-wide custom and practice, this content is performed absent a specific license from any such performing rights organization, however we pay royalties to SoundExchange at federally negotiated rates for the right to stream this spoken word comedy content.

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

In addition, we expect to increase the number of audio ad campaigns for both traditional computer-based and mobile platforms, placing us in more direct competition with broadcast radio for advertiser spending, and these advertisers predominantly focus on local advertising. By contrast, display advertisers have been predominantly national brands. To successfully sell audio ads, we may have to convince a substantial base of local advertisers of the benefits of advertising on the Pandora service.

In fiscal 2011 and 2012, we substantially increased our expenditures for product development, marketing and sales and general and administrative expenses to generate growth and provide support infrastructure for that anticipated growth. We expect that this increased level of operating expenses will continue into the future.

Our total revenue has grown from $55.2 million in fiscal 2010 to $274.3 million in fiscal 2012. At the same time, our total cost and expenses have grown from $70.6 million in fiscal 2010 to $285.3 million in fiscal 2012, principally as a result of the growth in content acquisition expenses. As the volume of music we stream to listeners increases, our content acquisition expense will also increase, regardless of whether we are able to generate more revenue. In addition, we expect to invest heavily in our operations to support anticipated future growth and public company reporting and compliance obligations. As a result of these factors, we expect to continue to incur operating losses on an annual basis through at least the end of fiscal 2013.

Opportunities, Challenges and Risks

Advertising revenue constitutes the majority of our total revenue, representing 87% of total revenue in both fiscal 2011 and 2012. For fiscal 2012, approximately 50% of our advertising revenue was derived from advertising delivered on mobile devices such as smartphones, tablets and other mobile devices, nearly double the percentage derived from fiscal 2011, with the remainder of our revenue relating to web-based advertising on desktop and laptop computers. In addition, listener hours on mobile devices constituted approximately 51% and 65% of our total listener hours for fiscal years 2011 and 2012, respectively, with the remainder of listener hours delivered on desktop and laptop computers. Though the mobile advertising market is currently nascent, over time we see no fundamental difference in the monetization potential between mobile devices and desktop and laptop computers.

Key Metrics:

We track listener hours because it is a key indicator of the growth of our business. We also track the number of active users as an additional indicator of the breadth of audience we are reaching at a given time, which is particularly important to potential advertisers.

We calculate listener hours based on the total bytes served for each track that is requested and served from our servers, as measured by our internal analytics systems, whether or not a listener listens to the entire track. We believe this server-based approach is the best methodology to forecast advertising inventory given that advertisements are frequently served in between tracks and are often served upon triggers such as a listener clicking thumbs-down or choosing to skip a track. To the extent that third-party measurements of listener hours are not calculated using a similar server-based approach, the third-party measurements may differ from our measurements.

Active users are defined as the number of distinct registered users that have requested audio from our servers within the trailing 30 days to the end of the final calendar month of the period. The number of active users may overstate the number of unique individuals who actively use our service within a month as one individual may register for, and use, multiple accounts.

The tables below set forth our listener hours for fiscal 2010, 2011 and 2012 and our active users as of the end of each of those periods.

	Fiscal Year Ended January 31,
	2010	2011	2012
Listener hours (in billions)(1)	1.8	3.8	8.2

	As of January 31,
	2010	2011	2012
Active users (end of period, in millions)	16	29	47

(1)	For periods prior to fiscal 2012 presented in this report and have previously reported listener hours for each of the six month, nine month and fiscal year end periods by first rounding the absolute listener hours for each quarter within the period down to the nearest 0.1 billion and then summing the rounded quarterly figures. Beginning with fiscal 2012, listener hours for each period were calculated by rounding the absolute listener hours for that period down to the nearest 0.1 billion. If we applied this new rounding convention to periods prior to fiscal 2012, the resulting numbers would not differ materially from the reported numbers. As a result of this new rounding convention, the sum of the quarterly listener hours may differ from the cumulative period data presented.

Basis of Presentation

Revenue

Advertising Revenue. We generate advertising revenue primarily from display, audio and video advertising, which is typically sold on a cost-per-thousand impressions, or CPM, basis. Advertising campaigns typically range from one to 12 months, and advertisers generally pay us based on a minimum number of delivered impressions or the satisfaction of other criteria, such as click-throughs. We may earn referral revenue when, for example, a listener clicks on an advertisement and signs up for membership with an advertiser. We also have arrangements with advertising agencies and brokers pursuant to which we provide the ability to sell advertising inventory on our service directly to advertisers. We report revenue under these arrangements net of amounts due to agencies and brokers.

In fiscal 2010, 2011 and 2012, advertising revenue accounted for 91%, 87% and 87% of our total revenue, respectively, and we expect that advertising will comprise a substantial majority of revenue for the foreseeable future. In fiscal 2010, 2011 and 2012, Google accounted for 11.4%, 6.3% and 2.7%, respectively, of our total revenue. Pursuant to our arrangements with Google, Google acts as an online advertising agency, delivering relevant ads on our unsold ad space across both our traditional computer and mobile platforms. Google maintains the direct relationships with the advertisers and ad networks, and we receive a portion of the revenue Google derives from these ads, generally earned on a cost-per-click basis. While these cost-per-click arrangements continue to apply unless terminated by either party, Google can terminate these agreements at will. If these agreements with Google are terminated, we may not be able to enter into agreements with alternative third-party ad providers on acceptable terms, or on a timely basis or both.

Our ability to attract advertisers, and ultimately generate advertising revenue, is critical to our financial success. We believe that we provide a unique and commercially attractive advertising opportunity for our advertisers, including the ability to run multi-platform ad campaigns and to present ads while our listeners actively engage with our service. Although advertisers as a whole are spending an increasing amount of their advertising budget on online advertising, we face a number of challenges. Specifically, we compete for advertising dollars with significantly larger and more established online marketing and media companies, such as Facebook, Google, MSN and Yahoo!. In addition, our audio advertising products target advertisers that traditionally advertise on broadcast radio and are less familiar with internet radio advertising media.

Subscription Services and Other Revenue. We generate subscription revenue through the sale and activation of access to a premium version of the Pandora service for $36 per year or, on some devices, $4 per month, which currently includes an ad free environment and, on devices that support it, higher quality audio. We receive the full amount of the subscription payment at the time of sale; however, subscription revenue is recognized on a straight-line basis over the subscription period. Until September 2011, for listeners who are not subscribers, we limited usage of our advertising-supported service on desktop and laptop computers to 40 hours per month. Listeners who reached this limit could continue to use this service by paying $0.99 for the remainder of the month. We included this revenue in subscription services and other revenue. In September 2011, we effectively eliminated the 40 hour per month listening cap on desktop and laptop computers by increasing the cap to 320 hours of listening per month, which almost none of our listeners exceed. In fiscal 2012, subscription services and other revenue accounted for 13% of our total revenue.

Deferred Revenue. Our deferred revenue consists principally of both prepaid but unrecognized subscription revenue and advertising fees received or billed in advance of the delivery or completion of the delivery of services. Deferred revenue is recognized as revenue when the services are provided and all other revenue recognition criteria have been met.

Costs and Expenses

Costs and expenses consist of cost of revenue, product development, marketing and sales, general and administrative and content acquisition expenses. Content acquisition expenses are the most significant component of our costs and expenses followed by employee-related costs, which includes stock-based compensation expenses. We expect to continue to hire employees in order to support our anticipated growth as a public company. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue. We anticipate that our costs and expenses will increase in the future.

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

Content Acquisition. Content acquisition expenses principally consist of royalties paid for streaming music or other content to our listeners. Royalties are calculated using negotiated rates documented in master royalty agreements and are based on both percentage of revenue and listener metrics. For example in fiscal 2012, under some royalty arrangements we pay a fee per track, while in other cases we pay royalties based on a percentage of our revenue. In still other cases we pay royalties based on a combination of these metrics. In fiscal 2010 and 2011 we also paid royalties on a fee per session basis.

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

In July 2009 we, together with other webcasters, negotiated new royalty rates on performances with SoundExchange for calendar years 2006 to 2015. The agreement reduced rates originally established by the Copyright Royalty Board for calendar years 2006 to 2010 and established new rates for calendar years 2011 to 2015.

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

Results of Operations

The following tables present our results of operations for the periods indicated and as a percentage of total revenue. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Fiscal Year Ended January 31,
	2010	2011	2012
	(in thousands)
Revenue:
Advertising	$50,147	$119,333	$239,957
Subscription services and other	5,042	18,431	34,383

Total revenue	55,189	137,764	274,340
Costs and expenses:
Cost of revenue(1)	7,892	11,559	22,759
Product development(1)	6,026	6,736	13,425
Marketing and sales(1)	17,426	36,250	65,010
General and administrative(1)	6,358	14,183	35,428
Content acquisition	32,946	69,357	148,708

Total costs and expenses	70,648	138,085	285,330

Income (loss) from operations	(15,459)	(321)	(10,990)
Other income (expense):
Interest income	62	31	59
Interest expense	(898)	(612)	(616)
Other income (expense), net	(458)	(728)	(4,485)

Loss before provision for income taxes	(16,753)	(1,630)	(16,032)
Provision for income taxes	—	134	75

Net loss	(16,753)	(1,764)	(16,107)
Deemed dividend on Series D and Series E	(1,443)	—	—
Accretion of redeemable convertible preferred stock	(218)	(300)	(110)
Increase in cumulative dividends payable upon conversion of liquidation of redeemable convertible preferred stock	(6,461)	(8,978)	(3,648)

Net loss attributable to common stockholders	$(24,875)	$(11,042)	$(19,865)

Basic and diluted loss per share	$(3.84)	$(1.03)	$(0.19)

Weighted-average number of shares used in per share amounts (in thousands):	6,482	10,761	105,955

(1) Includes stock-based compensation as follows:
Cost of revenue	$18	$85	$582
Product development	125	329	1,638
Marketing and sales	225	549	4,866
General and administrative	109	492	2,101

Total stock-based compensation	$477	$1,455	$9,187

	Fiscal Year Ended January 31,
	2010	2011	2012
Revenue:
Advertising	91%	87%	87%
Subscription services and other	9	13	13

Total revenue	100	100	100
Costs and expenses:
Cost of revenue(1)	14	8	8
Product and development(1)	11	5	5
Marketing and sales(1)	32	26	24
General and administrative(1)	12	10	13
Content acquisition	60	50	54

Total costs and expenses	128	100	104

Income (loss) from operations	(28)	—	(4)
Other income (expense):
Interest income	—	—	—
Interest expense	(2)	—	—
Other income (expense), net	(1)	(1)	(2)

Loss before provision for income taxes	(30)	(1)	(6)
Provision for income taxes	—	—	—

Net loss	(30%)	(1%)	(6%)

(1) Includes stock-based compensation as follows:

Cost of revenue	0.0%	0.1%	0.2%
Product development	0.2	0.2	0.6
Marketing and sales	0.4	0.4	1.8
General and administrative	0.2	0.4	0.8

Comparison of Fiscal 2010, 2011 and 2012

Revenue

	Fiscal Year Ended January 31,			FY 2010 to FY 2011 $ Change	FY 2011 to FY 2012 $ Change
	2010	2011	2012
	(in thousands)
Advertising	$50,147	$119,333	$239,957	$69,186	$120,624
Subscription services and other	5,042	18,431	34,383	$13,389	$15,952

Total revenues	$55,189	$137,764	$274,340	$82,575	$136,576

2011 Compared to 2012. Advertising revenue increased $120.6 million due to increases in the number of advertising campaigns enabled by higher listener hours and higher spending on campaigns by our advertisers. Subscription services and other revenue increased $16.0 million due to a 52% increase in the number of Pandora One subscribers.

2010 Compared to 2011. Advertising revenue increased $69.2 million due to increases in the number of advertising campaigns enabled by higher listener hours and higher spending on campaigns by our advertisers. Subscription services and other revenue increased $13.4 million due to a 63% increase in the number of Pandora One subscribers.

Cost and Expenses

Cost of Revenue

	Fiscal Year Ended January 31,			FY 2010 to FY 2011 $ Change	FY 2011 to FY 2012 $ Change
	2010	2011	2012
	(in thousands)
Cost of revenue	$7,892	$11,559	$22,759	$3,667	$11,200

2011 Compared to 2012. Cost of revenue increased $11.2 million due to a $5.8 million increase in hosting services costs as a result of a 109% increase in listener hours, a $2.7 million increase in employee-related expenses driven by a 78% increase in headcount and $2.4 million in higher infrastructure costs.

2010 Compared to 2011. Cost of revenue increased $3.7 million due to a $2.1 million increase in streaming and hosting costs related to an increase in listener hours and the number of campaigns, a $0.7 million increase driven by higher employee-related costs due to approximately 40% higher headcount, and $0.6 million higher depreciation expense due to equipment purchases.

Product Development

	Fiscal Year Ended January 31,			FY 2010 to FY 2011 $ Change	FY 2011 to FY 2012 $ Change
	2010	2011	2012
	(in thousands)
Product development	$6,026	$6,736	$13,425	$710	$6,689

2011 Compared to 2012. Product development expenses increased $6.7 million primarily due to $6.0 million higher employee-related expenses driven by a 46% increase in headcount.

2010 compared to 2011. Product development expenses increased $0.7 million as a $1.0 million increase in employee-related expenses due to approximately 20% higher headcount was partially offset by lower equipment expense in fiscal 2011 as compared to fiscal 2010.

Marketing and Sales

	Fiscal Year Ended January 31,			FY 2010 to FY 2011 $ Change	FY 2011 to FY 2012 $ Change
	2010	2011	2012
	(in thousands)
Marketing and sales	$17,426	$36,250	$65,010	$18,824	$28,760

2011 Compared to 2012. Marketing and sales expenses increased $28.8 million primarily due to $22.5 million higher employee-related costs, driven by a 95% increase in headcount, an increase in external sales and marketing expenses of $3.9 million related to search engine marketing, marketing research and event costs, and $2.0 million in higher infrastructure costs related to facilities and equipment.

2010 Compared to 2011. Marketing and sales expenses increased $18.8 million due to an $8.6 million increase in employee-related costs, driven by approximately 90% higher headcount and a $7.3 million increase in commissions driven by higher revenue and headcount. In addition, marketing and sales expenses increased $2.4 million related to higher customer acquisition and advertising effectiveness survey costs and higher spending for public relations activities.

General and Administrative

	Fiscal Year Ended January 31,			FY 2010 to FY 2011 $ Change	FY 2011 to FY 2012 $ Change
	2010	2011	2012
	(in thousands)
General and administrative	$6,358	$14,183	$35,428	$7,825	$21,245

2011 Compared to 2012. General and administrative expenses increased $21.2 million primarily due to a $9.7 million increase in employee-related expenses driven by a 64% increase in headcount, higher compensation, a $7.7 million increase in professional services fees, and a $2.9 million increase in infrastructure costs.

2010 Compared to 2011. General and administrative expenses increased $7.8 million primarily due to a $5.3 million increase in employee-related costs driven by approximately 195% higher headcount and higher legal, accounting and other consulting costs. In addition, general and administrative expenses were higher by $1.6 million primarily due to merchant and other transaction costs.

Content Acquisition

	Fiscal Year Ended January 31,			FY 2010 to FY 2011 $ Change	FY 2011 to FY 2012 $ Change
	2010	2011	2012
	(in thousands)
Content acquisition	$32,946	$69,357	$148,708	$36,411	$79,351

2011 Compared to 2012. Content acquisition expenses increased $79.4 million due to increased royalty payments driven by increased listener hours, higher royalty rates due to scheduled rate increases and higher revenue.

2010 Compared to 2011. Content acquisition expenses increased $36.4 million reflecting higher royalty payments driven by a higher volume of listener hours, higher royalty rates due to scheduled rate increases and higher revenue.

Other Income (Expense)

	Fiscal Year Ended January 31,			FY 2010 to FY 2011 $ Change	FY 2011 to FY 2012 $ Change
	2010	2011	2012
	(in thousands)
Interest income	$62	$31	$59	$(31)	$28
Interest expense	(898)	(612)	(616)	286	(4)
Other income (expense)	(458)	(728)	(4,485)	(270)	(3,757)

Total other income (expense)	$(1,294)	$(1,309)	$(5,042)	$(15)	$(3,733)

2011 Compared to 2012. Total other income (expense) increased $3.7 million primarily driven by a $3.6 million increase in expenses due to the increase in the fair value of our preferred stock warrants liability.

2010 Compared to 2011. Total other income (expense) remained largely flat as an expense increase of $0.6 million related to the change in the fair value of our convertible preferred stock warrant liability was offset by $0.6 million due to lower interest charges on royalty payments in fiscal 2011 compared to fiscal 2010.

Provision for Income Taxes

2011 Compared to 2012. The state income tax provision decreased by $59,000 from $134,000 to $75,000 as a result of generating tax losses during fiscal year 2012.

2010 Compared to 2011. The state income tax provision increased by $0.1 million as a result of taxable income that was recognized in certain states. The state taxable income was primarily generated as a result of certain states disallowing bonus depreciation and the utilization of net operating loss carryovers.

Liquidity and Capital Resources

As of January 31, 2012 we had cash, cash equivalents and short-term investments totaling $90.6 million, which consisted of cash and money market funds held at major financial institutions, debt instruments of the U.S. government and its agencies, commercial paper and investment-grade corporate debt securities. In connection with our IPO in June 2011, we received aggregate proceeds of $94.5 million which included the exercise of the underwriters’ overallotment option, net of underwriters’ discounts and commissions but before deducting offering expenses of $3.9 million. We used approximately $31.0 million of these proceeds to pay accrued dividends on our preferred stock, which was converted to common stock in connection with the IPO. Prior to our IPO, we financed our operations primarily through private sales of equity and, to a lesser extent, from borrowings. Our principal uses of cash during the fiscal year ending January 31, 2012 were funding our operations, debt service payments, as described below, and capital expenditures.

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

Our Indebtedness

Credit Facility. On May 13, 2011, we entered into a $30 million credit facility with a syndicate of financial institutions. The amount of borrowings available under the credit facility at any time is based on our monthly accounts receivable balance at such time, and the amounts borrowed are collateralized by our personal property (including such accounts receivable but excluding intellectual property). At our option, drawn amounts under the credit facility will bear an interest rate of either (i) an adjusted London Interbank offered, or LIBO, rate plus (A) 3.00% (if the debt outstanding is greater than or equal to $15 million) or (B) 2.75% (if the debt outstanding is less than $15 million) or (ii) an alternate base rate plus (x) 2.00% (if the debt outstanding is greater than or equal to $15 million) or (y) 1.75% (if the debt outstanding is less than $15 million). The adjusted LIBO rate is the LIBO rate for a particular interest period multiplied by the statutory reserve rate. The alternate base rate is the greatest of the prime rate, the federal funds effective rate plus 0.5% and the adjusted LIBO rate plus 1%. In addition, we are obligated to pay a non-usage charge on the available balance. The non-usage charge is 0.5% if the debt outstanding is greater than or equal to $15 million or 0.625% if the debt outstanding is less than $15 million. Under the credit facility, we can request up to $5 million in letters of credit be issued by the financial institutions. The annual charge for any outstanding letters of credit is 2.75% (if the debt/letters of credit outstanding is less than $15 million) or 3.00% (if the debt/letters of credit outstanding is greater than or equal to $15 million).

The credit facility contains customary events of default, conditions to borrowing and covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur debt, incur liens and make distributions to stockholders. The credit facility also includes a financial covenant requiring the maintenance of minimum liquidity of at least $5 million. During the continuance of an event of a default, the lenders may accelerate amounts outstanding, terminate the credit facility and foreclose on all collateral. Any inability to meet our debt service obligation could have material consequences on our security holders.

On December 30, 2011, we entered into a cash collateral agreement in connection with the issuance of letters of credit totaling $520,000 which were used to satisfy deposit requirements under facility leases. As a result, our available borrowing capacity under the credit facility was reduced to $29.48 million. As of January 31, 2012, the $520,000 cash collateral was considered to be restricted cash. The amount is included in other assets on the Company’s balance sheet.

Capital Expenditures

Consistent with previous periods, future capital expenditures will primarily focus on acquiring additional hosting and general corporate infrastructure. Based on current estimates, we believe that our anticipated capital expenditures will be adequate to implement our current plans.

Historical Trends

The following table summarizes our cash flow data for fiscal 2010, 2011 and 2012.

	Fiscal Year Ended January 31,
	2010	2011	2012
	(In thousands)
Net cash provided by (used in) operating activities	$(27,474)	$3,222	$5,878
Net cash used in investing activities	(1,569)	(7,893)	(59,070)
Net cash provided by financing activities	35,599	31,555	54,270

Operating Activities

In fiscal 2012, net cash provided by operating activities was $5.9 million, including our net loss of $16.1 million and non-cash charges of $18.9 million. In addition, cash provided by operating activities from changes in operating assets and liabilities included an increase in accrued royalties of $15.7 million due to an increase in listening hours and an increase in accrued compensation of $8.1 million related to higher employee bonus compensation due to the timing of payments. Cash provided by operating activities also included $3.3 million higher deferred revenue primarily related to an increase in customers purchasing subscriptions for Pandora One, largely offset by an increase in accounts receivable of $24.5 million primarily due to increased billings.

In fiscal 2011, net cash provided by operating activities was $3.2 million, including our net loss of $1.8 million and non-cash charges of $4.1 million. In addition, cash outflows from changes in operating assets and liabilities included an increase in accounts receivable of $23.0 million related to higher advertising sales. Cash inflows from changes in operating assets and liabilities included an increase in deferred revenue of $9.8 million primarily related to an increase in customers purchasing subscriptions for Pandora One and an increase in accrued royalties of $9.0 million due to the timing of royalty payments and increase in the number of listeners.

In fiscal 2010, we used $27.5 million in operating activities, including our net loss of $16.8 million, partially offset by non-cash charges of $2.1 million. In addition, cash outflows from changes in operating assets and liabilities included an increase in accounts receivable of $14.9 million related to higher advertising sales and a decrease in accrued royalties of $2.2 million due to the timing of royalty payments. Cash inflows from changes in operating assets and liabilities included an increase in deferred revenue of $5.6 million primarily related to an increase in customers purchasing subscriptions to our Pandora One service.

Investing Activities

Cash used in investing activities in fiscal 2012 was $59.1 million consisting of $66.9 million for the purchase of short-term investments and $11.6 million primarily for capital expenditures for leasehold improvements and server equipment, partially offset by $20.0 million in maturities of short-term investments.

Cash used in investing activities in fiscal 2011 was $7.9 million consisting primarily of capital expenditures of $8.3 million, primarily for server equipment, partially offset by lower restricted cash requirements.

Cash used in investing activities in fiscal 2010 was $1.6 million consisting primarily of capital expenditures of $1.9 million, primarily for server equipment, partially offset by lower restricted cash requirements.

Financing Activities

Cash provided by financing activities in fiscal 2012 was $54.3 million consisting of cash proceeds of $90.6 million from issuance of common stock in our IPO, net of cash paid for issuance costs partially offset by the payment of $31.0 million in dividends upon conversion of the redeemable convertible preferred stock concurrent with the closing of our IPO, and repayment of all outstanding debt for $7.6 million.

Cash provided by financing activities in fiscal 2011 was $31.6 million consisting primarily of net proceeds of $22.2 million from the issuance of 8.1 million shares of Series G redeemable convertible preferred stock and proceeds from the issuance of both vested and unvested common stock of $6.1 million.

Cash provided by financing activities in fiscal 2010 was $35.6 million consisting primarily of net proceeds of $34.1 million from the issuance of 45.8 million shares of Series F redeemable convertible preferred stock and net borrowings of $1.4 million.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of January 31, 2012:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Year
	(in thousands)
Operating lease obligations	$16,521	$2,777	$5,659	$5,794	$2,291

Total	$16,521	$2,777	$5,659	$5,794	$2,291

Off-Balance Sheet Arrangements

As of January 31, 2010, 2011 and 2012, we did not have any off-balance sheet arrangements.

Quarterly Trends

Our operating results fluctuate from quarter to quarter as a result of a variety of factors. We expect our operating results to continue to fluctuate in future quarters.

Our results may reflect the effects of some seasonal trends in listener behavior due to increased internet usage and sales of media-streaming devices during certain vacation and holiday periods. For example, we expect to experience increased usage during the fourth quarter of each calendar year due to the holiday season, and in the first quarter of each calendar year due to increased use of media-streaming devices received as gifts during the holiday season. We may also experience higher advertising sales during the fourth quarter of each calendar year due to greater advertiser demand during the holiday season and lower advertising sales during the first quarter of each calendar year due to seasonally adjusted advertising demand. While we believe these seasonal trends have affected and will continue to affect our operating results, our trajectory of rapid growth may have overshadowed these effects to date. We believe that our business may become more seasonal in the future and that such seasonal variations in listener behavior may result in fluctuations in our financial results.

In addition, expenditures by advertisers tend to be cyclical and discretionary in nature, reflecting overall economic conditions, the economic prospects of specific advertisers or industries, budgeting constraints and buying patterns and a variety of other factors, many of which are outside our control. For example, an advertiser which accounted for more than 10% of our advertising revenue for the first two quarters of fiscal 2012 did not meet this threshold for the third and fourth quarters of fiscal 2012. As a result of these and other factors, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with our revenue recognition, allowance for doubtful accounts, stock based compensation, stock option grants and common stock valuations, and accounting for income taxes have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Revenue Recognition

We recognize revenue when four basic criteria are met: (1) persuasive evidence exists of an arrangement with the customer reflecting the terms and conditions under which the products or services will be provided; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. We consider a signed agreement, a binding insertion order or other similar documentation to be persuasive evidence of an arrangement. Collectability is assessed based on a number of factors, including transaction history and the creditworthiness of a customer. If it is determined that collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash. We record cash received in advance of revenue recognition as deferred revenue.

Advertising Revenue

We generate the majority of our revenue through the delivery of advertising impressions sold on a cost per thousand, or CPM, basis. We generally recognize revenue based on delivery information from our campaign trafficking systems. We record revenue from these performance-based actions when we receive third-party verification reports supporting the number of actions performed in the period. We generally have audit rights to the underlying data summarized in these reports.

Subscription Services and Other Revenue

Subscription revenue is generated through the sale of a premium version of the Pandora service which currently includes higher audio quality and advertisement-free access. Subscription revenue is recognized on a straight-line basis over the length of the subscription period.

Until September 2011, a small portion of subscription revenue was also generated from usage-based fees when a listener who did not have access to a premium version of the Pandora service reached a maximum number of listening hours on traditional computers in a given month. The listener was required to pay a nominal fee to continue the advertising-supported listening experience on traditional computers for the remainder of the month. Revenue from usage-based fees was recognized in the month the maximum number of listening hours was exceeded. In September 2011, we effectively eliminated the 40 hour per month listening cap on desktop and laptop computers by increasing the cap to 320 hours of listening per month, which almost none of our listeners exceed.

Revenue Recognition for Multiple-Element Arrangements

We enter into arrangements with customers to sell advertising packages that include different media placements or ad services that are delivered at the same time, or within close proximity of one another. Because we had not yet established the fair value for each element and our agreements contain mid-campaign cancellation clauses, advertising sales revenue prior to February 1, 2011 was recognized as the lowest of (1) revenue calculated on a time-based straight-line basis over the term of the contract, (2) revenue calculated on a proportional performance basis, based on CPM for the entire campaign multiplied by the number of impressions delivered to date and (3) revenue based on the delivered media and price as specified on the applicable insertion order. Significant creative or engineering professional services provided adjunct to a campaign are not considered to have standalone value. As a result, we recognized revenue for all elements of multiple-element arrangements as a single unit of accounting over the delivery period.

Beginning on February 1, 2011, we adopted new authoritative guidance on multiple element arrangements using the prospective method for all arrangements entered into or materially modified from the date of adoption. Under this new guidance we allocate arrangement consideration in multiple-deliverable revenue arrangements at the inception of an arrangement to all deliverables or those packages in which all components of the package are delivered at the same time, based on the relative selling price method in accordance with the selling price hierarchy, which includes: (1) vendor-specific objective evidence, or VSOE, if available; (2) third-party evidence, or TPE, if VSOE is not available; and (3) best estimate of selling price, or BESP, if neither VSOE nor TPE is available. BESP is generally used to allocate the selling price to deliverables in our multiple element arrangements. We determine BESP for deliverables by considering multiple factors including, but not limited to, prices we charge for similar offerings, sales volume, market conditions, competitive landscape and pricing practices. We recognize the relative fair value of the media placements or ad services as they are delivered assuming all other revenue recognition criteria are met. As a result of implementing this recent authoritative guidance, we recognized $3.0 million as revenue in the fiscal year ended January 31, 2012 that would have been deferred under the previous guidance for multiple element arrangements.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts receivable based upon historical loss patterns, the number of days billings are past due and an evaluation of the potential risk of loss associated with delinquent accounts.

Stock-Based Compensation

We measure stock-based compensation expenses for employees at the grant date fair value of the award, and recognize expenses on a straight-line basis over the requisite service period, which is generally the vesting period. We account for stock options issued to non-employees in accordance with the guidance for equity-based payments to non-employees. We believe that the fair value of stock options is more reliably measured than the fair value of the services received. As such, the fair value of the unvested portion of the options granted to non-employees is re-measured each period. The resulting increase in value, if any, is recognized as expense during the period the related services are rendered.

We estimate the fair value of stock-based payment awards using the Black-Scholes option-pricing model. The determination of the fair value of a stock-based award on the date of grant using the Black-Scholes option-pricing model is affected by our stock price on the date of grant as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award and expected dividends. The value of the portion of the award that is ultimately expected to vest is recognized as expense in our statements of operations.

Prior to our IPO, our board of directors considered numerous objective and subjective factors to determine the fair market value of our common stock at each meeting at which stock options were granted and approved.

Stock-based compensation expenses are classified in the statement of operations based on the department to which the related employee reports. Our stock-based awards are comprised principally of stock options and restricted stock unit awards.

Accounting for Income Taxes

We account for our income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or in our income tax returns. Deferred income taxes are recognized for differences between financial reporting and tax bases of assets and liabilities at the enacted statutory income tax rates in effect for the years in which the temporary differences are expected to reverse. The effect on deferred taxes of a change in income tax rates is recognized in income in the period that includes the enactment date. We evaluate the realizability of our deferred tax assets and valuation allowances are provided when necessary to reduce net deferred tax assets to the amounts expected to be realized.

We recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. We will recognize interest and penalties related to unrecognized tax benefits in our income tax provision in the accompanying statement of operations.

We calculate our current and deferred income tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed income tax returns are recorded when identified. The amount of income taxes we pay is subject to examination by U.S. federal and state tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. To the extent that our assessment of such tax positions change, the change in estimate is recorded in the period in which the determination is made.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations wholly within the United States and we are exposed to market risks in the ordinary course of our business, including interest rate and inflation risks.

Interest Rate Fluctuation Risk

Our exposure to interest rates relates to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments. On May 13, 2011, we entered into a $30 million credit facility with a syndicate of financial institutions. Any outstanding borrowings under the credit facility bear a variable interest rate and therefore the interest we pay as well as the fair value of our outstanding borrowings will fluctuate as changes occur in certain benchmark interest rates. As of January 31, 2012, we had drawn $0 million under the credit facility but had $520,000 of letters of credit outstanding.

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Approximately half of our portfolio consists of cash and cash equivalents that have a relatively short maturity, and a fair value relatively insensitive to interest rate changes. Our fixed-income marketable securities have maturities of less than six months, but do carry some degree of interest rate risk and may have their fair market values adversely impacted by higher interest rates. We do not believe that a hypothetical 10% increase in interest rates as of January 31, 2012 would have had a material impact on our investment portfolio. We have currently determined, consistent with our investment objectives, that the potential increase in yield would not warrant investing our excess cash in longer-term investments. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PANDORA MEDIA, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pandora Media, Inc.

We have audited the accompanying consolidated balance sheets of Pandora Media, Inc. as of January 31, 2011 and 2012, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pandora Media, Inc. at January 31, 2011 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2012, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, under the heading Revenue Recognition, the Company changed its method of accounting for revenue recognition as a result of the adoption of amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, effective February 1, 2011.

/s/ Ernst & Young LLP

San Francisco, California

March 16, 2012

Pandora Media, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	As of January 31, 2011	As of January 31, 2012
Assets
Current assets:
Cash and cash equivalents	$43,048	$44,126
Short-term investments	—	46,455
Accounts receivable, net of allowances of $503 and $590 at January 31, 2011 and 2012, respectively	42,212	66,738
Prepaid expenses and other current assets	3,516	2,806

Total current assets	88,776	160,125
Property and equipment, net	8,683	15,576
Other assets	1,750	2,314

Total assets	$99,209	$178,015

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,965	$2,053
Accrued liabilities	5,532	3,838
Accrued royalties	18,080	33,822
Deferred revenue	15,910	19,232
Accrued compensation	3,815	11,962
Current portion of long-term debt	6,759	—

Total current liabilities	52,061	70,907
Long-term debt	837	—
Preferred stock warrant liability	1,027	—
Other long-term liabilities	1,632	2,568

Total liabilities	55,557	73,475

Redeemable convertible preferred stock, $0.0001 par value: 134,051,713 and 0 shares authorized as of January 31, 2011and 2012; 133,534,334 and 0 shares issued and outstanding as of January 31, 2011 and 2012	126,662	—

Commitments and contingencies (note 5)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; zero and 10,000,000 shares authorized as of January 31, 2011 and 2012, respectively; no shares issued and outstanding as of January 31, 2011 and 2012	—	—
Common stock, $0.0001 par value: 220,000,000 and 1,000,000,000 shares authorized as of January 31, 2011 and 2012, respectively; 14,510,655 and 163,569,361 shares issued and outstanding as of January 31, 2011 and 2012, respectively	1	16
Additional paid-in capital	2,308	205,955
Accumulated deficit	(85,319)	(101,426)
Accumulated other comprehensive loss	—	(5)

Total stockholders’ equity(deficit)	(83,010)	104,540

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$99,209	$178,015

The accompanying notes are an integral part of the consolidated financial statements.

Pandora Media, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Fiscal Year Ended January 31,
	2010	2011	2012
Revenue:
Advertising	$50,147	$119,333	$239,957
Subscription services and other	5,042	18,431	34,383

Total revenue	55,189	137,764	274,340
Costs and expenses:
Cost of revenue	7,892	11,559	22,759
Product development	6,026	6,736	13,425
Marketing and sales	17,426	36,250	65,010
General and administrative	6,358	14,183	35,428
Content acquisition	32,946	69,357	148,708

Total costs and expenses	70,648	138,085	285,330

Loss from operations	(15,459)	(321)	(10,990)
Other income (expense):
Interest income	62	31	59
Interest expense	(898)	(612)	(616)
Other income (expense), net	(458)	(728)	(4,485)

Loss before provision for income taxes	(16,753)	(1,630)	(16,032)
Provision for income taxes	—	(134)	(75)

Net loss	(16,753)	(1,764)	(16,107)
Deemed dividend on Series D and Series E redeemable convertible preferred stock	(1,443)	—	—
Accretion of redeemable convertible preferred stock	(218)	(300)	(110)
Increase in cumulative dividends payable upon conversion or liquidation of redeemable convertible preferred stock	(6,461)	(8,978)	(3,648)

Net loss attributable to common stockholders	$(24,875)	$(11,042)	$(19,865)

Basic and diluted net loss per share attributable to common stockholders	$(3.84)	$(1.03)	$(0.19)

Weighted-average number of shares used in computing per share amounts	6,482	10,761	105,955

The accompanying notes are an integral part of the consolidated financial statements.

Pandora Media, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock			Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount		Shares	Amount
Balances as of January 31, 2009	79,447,444		62,560	6,028,144	1	725	—	(64,236)	(63,510)
Issuance of Series F redeemable convertible preferred stock for cash	45,833,082		34,124	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—		—	1,074,192	—	137	—	—	137
Stock based compensation	—		—	—	—	477	—	—	477
Dividends on redeemable convertible preferred stock	—		6,461	—	—	(1,339)	—	(5,122)	(6,461)
Deemed dividend on Series D and Series E redeemable convertible preferred stock	—		1,443	—	—	—	—	(1,443)	(1,443)
Accretion of redeemable convertible preferred stock issuance costs	—		218	—	—	—	—	(218)	(218)
Comprehensive loss:

Net loss	—		—	—	—	—	—	(16,753)	(16,753)

Comprehensive loss									(16,753)
Balances as of January 31, 2010	125,280,526		104,806	7,102,336	1	—	—	(87,772)	(87,771)
Issuance of Series G redeemable convertible preferred stock for cash	8,129,338		22,206	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock upon exercise of warrant	124,470		142	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—		—	6,148,128	—	577	—	—	577
Issuance of common stock to directors for cash	—		—	1,210,191	—	3,800	—	—	3,800
Issuance of common stock in exchange for non-employee services	—		—	50,000	—	157	—	—	157
Stock-based compensation	—		—	—	—	1,455	—	—	1,455
Reversals of dividends on redeemable convertible preferred stock, net of accruals	—		(792)	—	—	(3,725)	—	4,517	792
Excess tax benefit from stock-based compensation plans	—		—	—	—	44	—	—	44
Accretion of redeemable convertible preferred stock issuance costs	—		300	—	—	—	—	(300)	(300)
Comprehensive loss:
Net loss								(1,764)	(1,764)

Comprehensive loss									(1,764)

Balances as of January 31, 2011	133,534,334		$126,662	14,510,655	$1	$2,308	$—	$(85,319)	$(83,010)
Issuance of common stock upon exercise of stock options				5,165,112	1	2,515			2,516
Stock-based compensation						9,187			9,187
Dividends on redeemable convertible preferred stock			25,200			(25,218)			(25,218)
Accretion of redeemable convertible preferred stock issuance costs			110			(110)			(110)
Payment of preferred dividends in connection with initial public offering			(31,005)
Conversion of preferred stock to common stock in connection with initial public offering	(133,534,334)		(120,967)	137,294,552	13	126,477			126,490
Issuance of common stock in connection with initial public offering				6,350,682	1	90,631			90,632
Issuance of common stock in connection with preferred stock warrant exercise				248,360		165			165
Components of comprehensive loss:
Net loss								(16,107)	(16,107)
Unrealized loss on marketable securities, net of taxes							(5)		(5)

Comprehensive loss									(16,112)

Balances as of January 31, 2012		$		163,569,361	$16	$205,955	$(5)	$(101,426)	$104,540

The accompanying notes are an integral part of the financial statements.

Pandora Media, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended January 31,
	2010	2011	2012
Operating Activities
Net loss	$(16,753)	$(1,764)	$(16,107)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,143	1,578	4,455
Loss on retirement of fixed assets	219	(15)	296
Stock-based compensation	477	1,612	9,187
Remeasurement of preferred stock warrants	239	869	4,499
Amortization of premium on investments	—	—	246
Amortization of debt issuance cost and debt discount	2	4	190
Changes in assets and liabilities:
Accounts receivable	(14,873)	(22,979)	(24,526)
Prepaid expenses and other assets	(1,955)	(2,739)	676
Accounts payable and accrued liabilities	1	5,482	(865)
Accrued royalties	(2,235)	9,036	15,742
Accrued compensation	709	2,375	8,147
Deferred revenue	5,552	9,763	3,322
Reimbursement of cost of leasehold improvements	—	—	616

Net cash provided by (used in) operating activities	(27,474)	3,222	5,878

Investing Activities
Purchases of property and equipment	(1,892)	(8,211)	(11,644)
Changes in restricted cash	323	318	(520)
Purchases of short-term investments	—	—	(66,890)
Maturities of short-term investments	—	—	19,984

Net cash used in investing activities	(1,569)	(7,893)	(59,070)

Financing Activities
Borrowings under debt arrangements	7,650	3,644	—
Repayments of debt	(6,297)	(392)	(7,596)
Proceeds from issuance of common stock	122	548	2,074
Proceeds from issuance of common stock to directors for cash	—	3,800	—
Proceeds from early exercise of stock options	—	1,705	—
Proceeds from exercise of preferred stock warrants	—	—	165
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	34,124	22,206	—
Proceeds from initial public offering net of offering costs	—	—	90,632
Payment of dividends to preferred stockholders at initial public offering	—	—	(31,005)
Proceeds from buyers in investor offer	—	7,908	—
Payments to sellers in investor offer	—	(7,908)	—
Excess tax benefit from stock-based compensation plans	—	44	—

Net cash provided by financing activities	35,599	31,555	54,270

Net increase in cash and cash equivalents	6,556	26,884	1,078
Cash and cash equivalents at beginning of year	9,608	16,164	43,048

Cash and cash equivalents at end of year	$16,164	$43,048	$44,126

Supplemental disclosures of noncash financing activities
Conversion of preferred stock warrants into common stock warrants	$—	$—	$(2,151)
Conversion of preferred stock into common stock	$—	$—	$(124,341)
Issuance of preferred stock warrants	$12	$—	$—
Issuance of Series B redeemable convertible preferred stock upon exercise of warrant	$—	$142	$—
Accruals of preferred stock dividends, net of reversals	$6,461	$(792)	$25,218
Deemed dividend on Series D and Series E redeemable convertible preferred stock	$1,443	$—	$—
Accretion of Preferred stock issuance cost	$218	$300	$110
Supplemental disclosures of cash flow information
Cash paid during the period for income taxes	$—	$—	$125
Cash paid during the period for interest	$1,572	$371	$887

The accompanying notes are an integral part of the consolidated financial statements.

Pandora Media, Inc.

Notes to Consolidated Financial Statements

1.	Description of Business and Basis of Presentation

Pandora Media, Inc. (the “Company” or “Pandora”) provides an internet radio service in the United States, offering a personalized experience for each of its listeners. The Company has developed a form of radio that uses intrinsic qualities of music to initially create stations that then adapt playlists in real-time based on the individual feedback of each listener.

The Company was incorporated as a California corporation in January 2000 and reincorporated as a Delaware corporation in December 2010.

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

Basis of Presentation

The consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates are used for determining selling prices for elements sold in multiple-element arrangements, the allowance for doubtful accounts, the fair value of common stock through the date of the IPO, stock-based compensation, fair values of investments and income taxes, and accrued royalties. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, the Company’s financial statements could be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

Pandora Media, Inc.

Notes to Consolidated Financial Statements - Continued

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

Pandora Media, Inc.

Notes to Consolidated Financial Statements - Continued

2.	Summary of Significant Accounting Policies

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

Subscription and Other Revenue. The Company generates subscription services revenue through the sale of access to a premium version of Pandora internet radio, or Pandora One. Subscription revenue is recognized on a straight-line basis over the subscription period.

Until September 2011, a small portion of subscription revenue was also generated from usage-based fees when a listener who did not have access to a premium version of the Pandora service reached a maximum number of listening hours on traditional computers in a given month. The listener was required to pay a nominal fee to continue the advertising-supported listening experience on traditional computers for the remainder of the month. Revenue from usage based fees was recognized in the month the maximum number of listening hours was exceeded. In September 2011, the Company effectively eliminated the 40 hour per month listening cap on desktop and laptop computers by increasing the cap to 320 hours of listening per month, which almost none of our listeners exceed.

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

For the fiscal years ended January 31, 2010 and 2011, because the Company had not yet established the fair value for each element and the Company’s agreements contained mid-campaign cancellation clauses, advertising sales revenue was recognized as the lesser of (1) revenue calculated on a time-based straight-line basis over the term of the contract, (2) revenue calculated on a proportional performance basis, based on an average CPM rate for the entire campaign multiplied by the number of impressions delivered to date, and (3) revenue earned on the delivered media and price as specified on the applicable insertion order.

Pandora Media, Inc.

Notes to Consolidated Financial Statements - Continued

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

BESP. When it is unable to establish selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the service were sold on a stand-alone basis. BESP is generally used to allocate the selling price to deliverables in the Company’s multiple element arrangements. The Company determines BESP for deliverables by considering multiple factors including, but not limited to, prices it charges for similar offerings, market conditions, competitive landscape and pricing practices. The Company limits the amount of allocable arrangement consideration to amounts that are fixed or determinable and that are not contingent on future performance or future deliverables. The Company regularly reviews BESP. Changes in assumptions or judgments or changes to the elements in the arrangement may cause an increase or decrease in the amount of revenue that the Company reports in a particular period.

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

The Company performs ongoing credit evaluations of customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, and review of the invoicing terms of the contract. The Company generally does not require collateral. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Actual credit losses during the fiscal years ended January 31, 2010, 2011 and 2012 were not significant.

Pandora Media, Inc.

Notes to Consolidated Financial Statements - Continued

For the fiscal year ended January 31, 2010 the Company had one customer that accounted for 11% of total revenue. For the fiscal years ended January 31, 2011 and 2012 the Company had no customer that accounted for 10% or more of total revenue.

As of January 31, 2011 and 2012 there were no customers that accounted for 10% or more of the Company’s total accounts receivable.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of an allowance for doubtful accounts. The Company’s allowance for doubtful accounts is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with delinquent accounts. The Company also considers any changes to the financial condition of its customers and any other external market factors that could impact the collectability of its receivables in the determination of its allowance for doubtful accounts.

Property and Equipment

Property and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets as follows:

Servers, computers and other related equipment	3 years
Office furniture and equipment	3 to 5 years
Leasehold improvements	Shorter of the estimated useful life of 5 years or the lease term

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If property and equipment are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value.

During the fiscal year ended January 31, 2012 the Company wrote off approximately $0.3 million in information technology infrastructure assets net of accumulated depreciation.

Pandora Media, Inc.

Notes to Consolidated Financial Statements - Continued

Internal Use Software and Website Development Costs

Costs incurred to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the asset if certain criteria are met. Costs related to design or maintenance of internal-use software are expensed as incurred. The Company evaluates the costs incurred during the application development stage of website development to determine whether the costs meet the criteria for capitalization. Costs related to preliminary project activities and post implementation activities are expensed as incurred. As of January 31, 2011, the Company had not incurred material costs related to internal use software and website development and such costs that were capitalized were not material. As of January 31, 2012, the Company had incurred and capitalized approximately $100,000 related to internal use software and website development costs.

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

The Company recorded losses of approximately $0.2 million, $0.9 million and $4.5 million arising from the revaluation of the convertible preferred stock warrant liability for the fiscal years ended January 31, 2010, 2011 and 2012.

Stock-Based Compensation

Stock-based payments made to employees, including grants of employee stock options and restricted stock units, are recognized in the statements of operations based on their fair values. The Company recognizes stock-based compensation for awards granted that are expected to vest, on a straight-line basis using the single-option attribution method over the service period of the award, which is generally four years. Because stock-based compensation expenses recognized in the statements of operations are based on awards ultimately expected to vest, they have been reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rates used for valuing stock-based compensation payments were estimated based on historical experience. The Company estimates the fair value of employee stock options using the Black-Scholes valuation model. The determination of the fair value of a stock-based award is affected by the deemed fair value of the underlying stock price on the grant date, as well as other assumptions including the risk-free interest rate, the estimated volatility of the Company’s stock price over the term of the award, the estimated period of time that the Company expects employees to hold their stock options and the expected dividend rate.

Pandora Media, Inc.

Notes to Consolidated Financial Statements - Continued

The Company has elected to use the “with and without” approach as described in Accounting Standards Codification 740 Tax Provisions in determining the order in which tax attributes are utilized. As a result, the Company will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. In addition, the Company has elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research tax credit, through the statement of operations.

Cost of Revenue

Cost of revenue consists of the infrastructure costs related to content streaming, maintaining the Company’s service and creating and serving advertisements through third party ad serving technology providers, including the employee costs associated with supporting these functions. The Company makes payments to third-party ad servers for the period the advertising impressions or click-through actions are delivered or occur, and accordingly, the Company records this as a cost of revenue in the related period.

Product Development

The Company incurs product development expenses consisting of employee compensation, information technology, consulting, facilities-related expenses and costs associated with supporting consumer connected-device manufacturers in implementing its service in their products. The Company incurs product development expenses primarily for improvements to its website, the Pandora app, development of new advertising products and development and enhancement of the Music Genome Project and infrastructure costs such as facility and other overhead costs. The Company generally expenses product development costs as incurred, but as of January 31, 2012, the Company had incurred and capitalized approximately $100,000 related to internal use software and website development costs.

Marketing and Sales

Marketing and sales expenses consist of employee and employee-related costs including salaries, commissions and benefits related to employees in sales, marketing and advertising departments. In addition, marketing and sales expenses include external sales and marketing expenses such as third-party marketing, branding, advertising and public relations expenses, and infrastructure costs such as facility and other supporting overhead costs. Advertising expenses are expensed as incurred. Total advertising expenses incurred were $ 0.6 million, $3.0 million and $6.9 million for the years ended January 31, 2010, 2011 and 2012, respectively.

Pandora Media, Inc.

Notes to Consolidated Financial Statements - Continued

General and Administrative

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

Content Acquisition Costs

Content acquisition costs principally consist of royalties paid for the right to stream music to the Company’s listeners. Royalties are calculated using negotiated rates documented in master royalty agreements and are based on usage measures or revenue earned. The performance rights organizations to which royalties are paid have the right to audit the Company’s playlist and payment records. The Company may also recognize content acquisition costs based on estimated rates during periods of contract negotiation with performance rights organizations.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in the Company’s tax returns. Deferred income taxes are recognized for differences between financial reporting and tax bases of assets and liabilities at the enacted statutory tax rates in effect for the years in which the temporary differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company evaluates the realizability of deferred tax assets and valuation allowances are provided when necessary to reduce net deferred tax assets to the amounts expected to be realized.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company will recognize interest and penalties related to unrecognized tax benefits in the income tax provision in the accompanying statement of operations.

The Company calculates the current and deferred income tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed income tax returns are recorded when identified. The amount of income taxes paid is subject to examination by U.S. federal and state tax authorities. The estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. To the extent that the assessment of such tax positions change, the change in estimate is recorded in the period in which the determination is made.

Pandora Media, Inc.

Notes to Consolidated Financial Statements - Continued

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, convertible preferred stock warrants, restricted stock units and redeemable convertible preferred stock, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13 regarding Accounting Standard Codification (“ASC”) Subtopic 605-25, Revenue Recognition – Multiple-element Arrangements. This ASU addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 requires companies to allocate the overall consideration to each deliverable by using a BESP of individual deliverables in the arrangement in the absence of VSOE or other TPE of the selling price. The changes under ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified subsequent to adoption. The Company adopted the changes under ASU 2009-13 effective February 1, 2011. Under the previous accounting guidance, the Company treated its multiple element arrangements as a single unit of accounting as the Company generally did not have evidence of fair value for its undelivered elements. Under the new guidance, the Company uses BESP when neither VSOE nor TPE are available. As a result, the Company is able to recognize the relative fair value of the elements as they are delivered, assuming other revenue recognition criteria are met. As a result of implementing ASU 2009-13, the Company recognized $3.0 million as revenue in the fiscal year ended January 31, 2012 that would have been deferred under the previous guidance for multiple element arrangements.

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

Pandora Media, Inc.

Notes to Consolidated Financial Statements - Continued

In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. This ASU defers the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. ASU 2011-12 defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments in ASU 2011-05. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. The amendments in this update are effective at the same time as the amendments in update 2011-05 so that entities will not be required to comply with the presentation requirements in update 2011-05 that this update is deferring. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

Pandora Media, Inc.

Notes to Consolidated Financial Statements - Continued

3.	Composition of Certain Financial Statement Captions

Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consisted of the following:

	As of January 31, 2011	As of January 31, 2012
	(in thousands)
Cash and cash equivalents:
Cash	$4,974	$6,604
Money market funds	38,074	31,614
Commercial paper	—	2,893
Corporate debt securities	—	3,015

Total cash and cash equivalents	$43,048	$44,126

Short-term investments:
Commercial paper	$—	$27,587
Corporate debt securities	—	17,968
U.S. agency notes	—	900

Total short-term investments	$—	$46,455

Cash, cash equivalents and short-term investments	$43,048	$90,581

The Company’s short-term investments have maturities of less than 12 months and are classified as available for sale. As of January 31, 2011 and 2012 the cost basis of the Company’s cash and cash equivalents approximated their fair values and as a result, no unrealized gains or losses were recorded as of January 31, 2011 and 2012.

The following table summarizes the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of January 31, 2012. No such investments were held as of January 31, 2011.

	As of January 31, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$31,614	$—	$—	$31,614
Commercial paper	30,481	—	(1)	30,480
Corporate debt securities	20,987	1	(5)	20,983
U.S. agency notes	900	—	—	900

Total cash equivalents and marketable securities	$83,982	$1	$(6)	$83,977

The Company’s investment policy requires investments to be investment grade, primarily rated “A1” by Standard & Poor’s or “P1” by Moody’s or better for short-term investments, with the objective of minimizing the potential risk of principal loss. In addition, the investment policy limits the amount of credit exposure to any one issuer.

Pandora Media, Inc.

Notes to Consolidated Financial Statements - Continued

The unrealized losses on our available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. As of January 31, 2012, the Company owned 13 securities that were in an unrealized loss position. The Company does not intend nor expect to need to sell these securities before recovering the associated unrealized losses. It expects to recover the full carrying value of these securities. As a result, no portion of the unrealized losses at January 31, 2012 is deemed to be other-than-temporary and the unrealized losses are not deemed to be credit losses. No available-for-sale securities have been in an unrealized loss position for 12 months or more. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the fiscal year ended January 31, 2012, the Company did not recognize any impairment charges.

Accounts Receivable

Accounts receivable, net consisted of the following:

	As of January 31,
	2011	2012
	(in thousands)
Accounts receivable	$42,715	$67,328
Allowance for doubtful accounts	(503)	(590)

Accounts receivable, net	$42,212	$66,738

Allowance for Doubtful Accounts	Balance at Beginning of Fiscal Year	Charged to Operations	Write-offs, net of recoveries	Balance at End of Fiscal Year
	(in thousands)
For fiscal year ended January 31, 2010	$19	$166	$(149)	$36
For fiscal year ended January 31, 2011	36	485	(18)	503
For fiscal year ended January 31, 2012	503	492	(405)	590

Pandora Media, Inc.

Notes to Consolidated Financial Statements - Continued

Property and Equipment

Property and equipment consisted of the following:

	As of January 31,
	2011	2012
	(in thousands)
Servers, computers, and other related equipment	$7,695	$15,313
Office furniture and equipment	983	1,411
Leasehold improvements	2,710	5,356

	11,388	22,080
Less accumulated depreciation and amortization	(2,705)	(6,504)

Property and equipment, net	$8,683	$15,576

Depreciation and amortization expenses totaled $1.1 million, $1.6 million, and $4.5 million for the years ended January 31, 2010, 2011 and 2012, respectively. The Company wrote off net assets due to asset retirement totaling $0.3 million for the fiscal year ended January 31, 2012. There were no materials write-offs during the fiscal years ended January 31, 2010 and 2011.

4.	Fair Value

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

Level 3 – Inputs lack observable market data to corroborate management’s estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available.

Pandora Media, Inc.

Notes to Consolidated Financial Statements - Continued

The fair value of these financial assets and liabilities was determined using the following inputs at January 31, 2011 and 2012:

	Fair Value Measurement Using			Total
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Fair values as of January 31, 2011
Assets:
Money market funds	$38,074	$—	$—	$38,074

Total assets measured at fair value	$38,074	$—	$—	$38,074

Liabilities:
Preferred stock warrants	$—	$—	$1,027	$1,027

Total liabilities measured at fair value	$—	$—	$1,027	$1,027

Fair values as of January 31, 2012
Assets:
Money market funds	$31,614	$—	$—	$31,614
Commercial paper	—	30,480	—	30,480
Corporate debt securities	—	20,983	—	20,983
U.S. agency notes	—	900	—	900

Total assets measured at fair value	$31,614	$52,363	$—	$83,977

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

Pandora Media, Inc.

Notes to Consolidated Financial Statements - Continued

The following table provides a roll-forward of the fair value of the preferred stock warrants categorized as Level 3 for the years ended January 31, 2011 and 2012 (in thousands):

Balance at January 31, 2010	$300
Exercise of preferred stock warrants	(142)
Remeasurement of preferred stock warrants	869

Balance at January 31, 2011	1,027
Remeasurement of preferred stock warrants	4,499
Exercise of preferred stock warrants	(3,374)
Conversion of preferred stock warrants to common stock warrants	(2,152)

Balance at January 31, 2012	$—

Pandora Media, Inc.

Notes to Consolidated Financial Statements - Continued

5.	Commitments and Contingencies

Leases

The Company conducts its operations using leased office facilities in various locations.

The following is a schedule of future minimum lease payments under operating leases as of January 31, 2012 (in thousands):

Fiscal Year Ending January 31,
2013	$2,777
2014	2,795
2015	2,864
2016	2,952
2017	2,842
All future years	2,291

Total minimum lease payments	$16,521

The Company leases office space under arrangements expiring through 2018. Rent expenses for the years ended January 31, 2010, 2011 and 2012 were $0.8 million, $1.3 million and $2.5 million respectively.

For operating leases that include escalation clauses over the term of the lease, tenant improvement reimbursements and rent abatement periods, the Company recognizes rent expenses on a straight-line basis over the lease term including expected renewal periods. The difference between rent expenses and rent payments is recorded as deferred rent in current and long-term liabilities. Deferred rent totaled $0.3 million, and $1.3 million as of January 31, 2011 and 2012, respectively.

Letters of Credit and Restricted Cash

As of January 31, 2012, the Company had $520,000 in letters of credit outstanding that were used to satisfy deposit requirements under facility leases. On December 30, 2011, the Company entered into a cash collateral agreement in connection with the issuance of letters of credit. As of January 31, 2012, the $520,000 cash collateral was considered to be restricted cash. The amount is included in other assets on the Company’s balance sheet.

Pandora Media, Inc.

Notes to Consolidated Financial Statements - Continued

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees.

While the outcome of these matters cannot be predicted with certainty, the Company does not believe that the outcome of any claims under indemnification arrangements will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Legal Proceedings

Pandora has been in the past, and continues to be, a party to privacy and patent infringement litigation which has consumed, and may continue to consume, financial and managerial resources. The Company is also from time to time subject to various other legal proceedings and claims arising in the ordinary course of its business. We believe that the liabilities associated with these cases, while possible, are not probable, and therefore we have not recorded any accrual for these as of January 31, 2012. Further, any possible range of loss cannot be reasonably estimated at this time. The Company does not believe the ultimate resolution of any pending legal matters is likely to have a material adverse effect on its business, financial position, results of operations or cash flows.

Between December 2010 and February 2011, three putative class action lawsuits were filed against Pandora in the U.S. District Court for the Northern District of California, alleging that it, along with other defendant corporations, unlawfully accessed and transmitted personally identifiable information of the plaintiffs in connection with their use of iPhone and iPad applications, and seeking damages and injunctive relief. Between March and July 2011, seven additional putative class action lawsuits also alleging unlawful access and transmission of personally identifiable information by iPhone and iPad applications were filed against Pandora in various district courts. These cases were all subsequently consolidated into one matter, In re iPhone Application, and Pandora was not named as a defendant in the amended consolidated complaint in that case.

On December 30, 2010, a similar putative class action suit was filed in the Superior Court of the Province of Quebec, District of Montreal, Canada. On December 15, 2011, plaintiffs’ motion to dismiss the complaint with respect to Pandora was granted by the court.

On January 7, 2011, a putative class action lawsuit was filed against Pandora in the Circuit Court of Washington County, Arkansas, seeking damages for the alleged unauthorized access and use of plaintiffs’ computers through the placement of embedded Adobe Flash cookies. On December 6, 2011, Pandora’s motion to dismiss the lawsuit was granted without leave to amend. A final judgment was entered by the court on March 5, 2012. Plaintiffs have 30 days from that date in which to file a notice of appeal.

In May 2011, a putative class action lawsuit was filed in the United States District Court for the Middle District of Florida against Google, Inc. In June 2011 the complaint was amended to name Pandora as a defendant. The complaint alleged that the defendant class including Pandora, created, collected or transferred user location data or other sensitive user information to Google and sought damages and injunctive relief. In July 2011, the plaintiffs filed a voluntary dismissal of the complaint with respect to Pandora.

Pandora Media, Inc.

Notes to Consolidated Financial Statements - Continued

In June 2011, a putative class action lawsuit was filed against Pandora in the United States District Court for the Northern District of California alleging that it unlawfully accessed and transmitted personally identifiable information of the plaintiffs in connection with their use of the Company’s Android mobile application. In September 2011, the action was transferred before the judge who is hearing all other Android-related privacy class actions. Pandora’s motions to dismiss will be filed by March 23, 2012.

In September 2011, a putative class action lawsuit was filed against Pandora in the United States District Court for the Northern District of California alleging that it violated Michigan’s video rental privacy law and consumer protection statute by allowing Pandora listeners’ listening history to be visible to the public. Pandora’s motion to dismiss the complaint was filed on November 28, 2011, to be heard on March 27, 2012.

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

On April 9, 2009, a lawsuit was filed against Pandora by Zamora Radio LLC in the U.S. District Court for the Southern District of Florida, Miami Division, alleging that it, along with other defendants, infringe a Zamora patent and seeking injunctive relief and monetary damages. The Company filed a motion for summary judgment of no infringement on April 22, 2010, which the court granted on November 5, 2010. On January 3, 2012, Zamora filed a notice of appeal. On February 8, 2012, Zamora voluntarily dismissed its appeal, leaving in place the judgment in favor of Pandora.

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

On December 29, 2011, Hartford Casualty Insurance Company filed a complaint in the U.S. District Court for the Northern District of California seeking a declaratory judgment that it has no obligation to defend or indemnify Pandora in relation to six of the Apple-related privacy class actions and the sole pending Android-related class action described above. The complaint was served on February 22, 2012. Pandora’s responsive pleading is due March 14, 2012.

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

Pandora Media, Inc.

Notes to Consolidated Financial Statements - Continued

6.	Income Taxes

The provision for income tax expense consists of the following:

	Fiscal Year Ended January 31,
	2010	2011	2012
	(in thousands)
Current
Federal	$—	$—	$—
State and local	—	134	75

Total current income tax expense	—	134	75
Deferred
Federal	$(5,260)	$244	$(403)
State and local	(1,214)	1,203	(1,457)
Valuation allowance	6,474	(1,447)	1,860

Total deferred income tax expense	—	—	—

Total income tax expense	$—	$134	$75

The state income tax provision decreased to $75,000 from $134,000 for the same period in fiscal 2011 as a result of generating tax losses during fiscal 2012.

The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented.

	Fiscal Year Ended January 31,
	2010	2011	2012
	(in thousands)
U.S. federal taxes at statutory rate	34%	34%	34%
State taxes, net of federal benefit	7	15	—
Permanent differences	(2)	(55)	(24)
Federal R&D credit (net of reserve)	—	7	2
Change in valuation allowance	(39)	86	(16)
Change in rate	—	(93)	1
Other	—	(2)	3

Effective tax rate	—	(8%)	0%

Pandora Media, Inc.

Notes to Consolidated Financial Statements - Continued

The major components of deferred tax assets and liabilities were as follows:

	As of January 31,
	2011	2012
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$30,640	$31,314
Tax credit carryforwards	1,178	1,881
Allowances and other	1,400	2,819
Depreciation and amortization	184	297

Total deferred tax assets	33,402	36,311
Deferred tax liabilities:
Depreciation and amortization	(1,995)	(2,427)

Total deferred tax liabilities	(1,995)	(2,427)
Valuation allowance	(31,407)	(33,884)

Net deferred tax assets	$—	$—

At January 31, 2012, the Company had federal net operating loss carryforwards of approximately $100.4 million, which includes stock-based compensation deductions of approximately $22.8 million and tax credit carryforwards of approximately $1.3 million. The federal net operating losses and tax credits expire in years beginning in 2021. At January 31, 2012, the Company had state net operating loss carryforwards of approximately $107.9 million which expire in years beginning in 2014. In addition, the Company had state tax credit carryforwards of approximately $2.8 million that do not expire. Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have previously experienced “ownership changes” under section 382 of the Code and comparable state tax laws. We estimate that approximately $1.7 million of our federal and approximately $2.1 million of our state net operating losses will expire unused due to the limitation in Section 382 of the Code.

During the fiscal year ended January 31, 2012 the Company’s valuation allowance increased by approximately $2.5 million. At January 31, 2011 and 2012, the Company maintained a full valuation allowance on its net deferred tax assets. The valuation allowance was determined in accordance with the provisions of ASC 740, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. The Company’s history of cumulative losses, along with expected future U.S. losses required that a full valuation allowance be recorded against all net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

At January 31, 2012, unrecognized tax benefits of approximately $1.4 million, if recognized, would not affect the Company’s effective tax rate as the tax benefit would increase a deferred tax asset which is currently offset with a full valuation allowance. The Company does not anticipate that the amount of existing unrecognized tax benefit will significantly increase or decrease within the next 12 months. Accrued interest and penalties related to unrecognized tax benefits are recorded as income tax expenses. The Company did not have such interest, penalties or tax benefits during the fiscal year ended January 31, 2012.

Pandora Media, Inc.

Notes to Consolidated Financial Statements - Continued

The Company files income tax returns in the United States, California and other states. Tax years 2000 to 2011 remain subject to examination for U.S. federal and state purposes. All net operating losses and tax credits generated to date are subject to adjustment for U.S. federal and state purposes. The Company is not currently under examination in federal or state jurisdictions.

7.	Debt Instruments

In December 2008, the Company entered into a credit facility with a financial institution. The amount of borrowings available under the credit facility was based on the Company’s monthly accounts receivable balance and amounts borrowed were collateralized by the Company’s personal property. As of January 31, 2011 the interest rate was 4.5% and the Company’s outstanding balance under the credit facility was $6.0 million. On May 13, 2011, the credit facility was paid in full and terminated.

In September 2009, the Company entered into a $2.0 million equipment financing line with a financial institution. As of January 31, 2011 the Company had drawn $1.6 million on the equipment financing line, with the latest draw maturing in September 2013. On May 13, 2011, the equipment financing line was paid in full and terminated.

On May 13, 2011, the Company entered into a $30 million credit facility with a syndicate of financial institutions. The amount of borrowings available under the credit facility at any time is based on the Company’s monthly accounts receivable balance at such time, and the amounts borrowed are collateralized by the Company’s personal property (including such accounts receivable but excluding intellectual property). At the option of the Company, drawn amounts under the credit facility will bear an interest rate of either (i) an adjusted London Interbank offered, or LIBO, rate plus (A) 3.00% (if the debt outstanding is greater than or equal to $15 million) or (B) 2.75% (if the debt outstanding is less than $15 million) or (ii) an alternate base rate plus (x) 2.00% (if the debt outstanding is greater than or equal to $15 million) or (y) 1.75% (if the debt outstanding is less than $15 million). The adjusted LIBO rate is the LIBO rate for a particular interest period multiplied by the statutory reserve rate. The alternate base rate is the greatest of the prime rate, the federal funds effective rate plus 0.5% and the adjusted LIBO rate plus 1%. In addition, the Company pays a non-usage charge on the available balance. The non-usage charge is 0.5% if the debt outstanding is greater than or equal to $15 million and .625% if the debt outstanding is less than $15 million. Under the credit facility, the Company can request up to $5 million in letters of credit be issued by the financial institutions. The annual charge for any outstanding letters of credit is 2.75% (if the debt/letters of credit outstanding is less than $15 million) or 3.00% (if the debt/letters of credit outstanding is greater than or equal to $15 million).

As of January 31, 2012, the Company had $520,000 in letters of credit outstanding and had $29.48 million of available borrowing capacity under the credit facility. The credit facility contains customary events of default, conditions to borrowing and covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur debt, incur liens and make distributions to stockholders. The credit facility also includes a financial covenant requiring the maintenance of minimum liquidity of at least $5 million. During the continuance of an event of a default, the lenders may accelerate amounts outstanding, terminate the credit facility and foreclose on all collateral.

On December 30, 2011, the Company entered into a cash collateral agreement in connection with the issuance of letters of credit which were used to satisfy deposit requirements under facility leases. As of January 31, 2012, the $520,000 cash collateral was considered to be restricted cash. The amount is included in other assets on the Company’s balance sheet.

Total debt issuance costs associated with the credit facility were $1.0 million, which are being amortized as interest expense over the four-year term of the credit facility agreement. For the fiscal years ended January 31, 2010, 2011 and 2012, $0 million, $0 million and $0.2 million, respectively of debt issuance costs were amortized and included in interest expense.

Pandora Media, Inc.

Notes to Consolidated Financial Statements - Continued

8.	Stock-based Compensation Plans and Awards

Stock Compensation Plans

In February 2000, the board of directors of the Company adopted the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). In March 2004, the board of directors of the Company adopted the 2004 Stock Option Plan (the “2004 Plan”), which replaced the 2000 Plan and provided for the issuance of incentive and non-statutory stock options to employees and other service providers of the Company.

In May 2011, the board of directors of the Company adopted the Pandora Media, Inc. 2011 Equity Incentive Plan (the “2011 Plan” and, together with the 2000 Plan and the 2004 Plan, the “Plans”). The 2011 Plan was the successor to the 2004 Plan and was available for grants starting on June 14, 2011. The 2011 Plan provides for the issuance of stock options, restricted stock units and other stock-based awards. Shares of common stock reserved for issuance under the 2011 Plan include (a) 12,000,000 shares of common stock reserved for issuance under the 2011 Plan as of June 14, 2011 plus (b) 1,506,424 shares of common stock previously reserved but unissued under the 2004 Plan as of June 14, 2011 that are now available for issuance under the 2011 Plan. To the extent awards outstanding as of June 14, 2011 under the 2004 Plan expire or terminate for any reason prior to exercise or would otherwise return to the share reserve under the 2004 Plan, the shares of common stock subject to such awards will instead be available for future issuance under the 2011 Plan. Each fiscal year, (beginning with the fiscal year that commenced February 1, 2012 and ending with the fiscal year commencing February 1, 2021), the number of shares in the reserve under the Plan may be increased by the lesser of (x) 10,000,000 shares, (y) 4.0% of the outstanding shares of common stock on the last day of the prior fiscal year or (z) another amount determined by the Company’s board of directors. The 2011 Plan is scheduled to terminate in 2021, unless the board of directors determines otherwise.

Plans are administered by the compensation committee of the board of directors (the “Plan Administrator”) of the Company.

Under the 2011 Plan, the Plan Administrator determines various terms and conditions of awards including option expiration dates (no more than ten years from the date of grant), vesting terms (generally over a four-year period), and payment terms. For stock option grants the exercise price is determined by the Plan Administrator, but generally may not be less than 100% of the fair market value of the common stock subject to the option on the date of grant.

Given the absence of a public trading market prior to the IPO, the Company’s board of directors considered numerous objective and subjective factors to determine the fair market value of its common stock at each meeting at which stock option grants were approved. These factors included, but were not limited to; (i) contemporaneous valuations of common stock; (ii) the rights and preferences of redeemable convertible preferred stock relative to common stock; (iii) the lack of marketability of common stock; (iv) developments in the business; (v) recent issuances of redeemable convertible preferred stock; (vi) the likelihood of achieving a liquidity event, such as an initial public offering, or sale of the Company, given prevailing market conditions and (vii) secondary transactions in the Company’s common and preferred stock. These determinations of fair market value were used for purposes of determining the Black-Scholes fair value of the Company’s stock option awards and related stock-based compensation expenses.

Pandora Media, Inc.

Notes to Consolidated Financial Statements - Continued

Certain of the Company’s options granted prior to the IPO provided the right to exercise those options before they are vested. The Company has a right to repurchase any unvested shares at a repurchase price equal to the exercise price during the 90-day period following the termination of an individual’s service with the Company for any reason.

Valuation of Awards

The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Fiscal Year Ended January 31,
	2010	2011	2012
Expected life (in years)	5.73 – 6.15	5.91 – 6.09	5.72 – 7.02
Risk-free interest rate	2.51% – 2.81%	1.41% – 2.92%	1.10% – 2.77%
Expected volatility	56% – 60%	57% – 58%	54% – 57%
Expected dividend yield	0%	0%	0%

The expected term of stock options granted represents the weighted average period that the stock options are expected to remain outstanding. The Company determined the expected term assumption based on the Company’s historical exercise behavior combined with estimates of the post-vesting holding period. Expected volatility is based on historical volatility of peer companies in the Company’s industry that have similar vesting and contractual terms. The risk free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company currently has no history or expectation of paying cash dividends on its common stock.

Common Stock

Each share of common stock has the right to one vote per share. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company, whenever funds are legally available. These rights are subordinate to the dividend rights of holders of all classes of stock outstanding at the time.

Early Exercise Liability. In connection with the early exercise of stock options, the Company has the right, but not the obligation, to repurchase unvested shares of common stock upon termination of the individual’s service to the Company at the original purchase price per share. During the fiscal years ended January 31, 2010, and 2012 there were no early exercises. During the fiscal year ended January 31, 2011, employees early exercised a total of 691,667 shares of common stock subject to these terms.

Pandora Media, Inc.

Notes to Consolidated Financial Statements - Continued

As of January 31, 2011 and 2012, 684,896, and 483,334 unvested restricted shares, respectively, of common stock were subject to repurchase. Repurchase rights with respect to the 483,334 restricted shares outstanding as of January 31, 2012 will expire ratably between February 1, 2011 and January 31, 2015.

Stock Options. Stock option activity during the year ended January 31, 2012 was as follows:

	Options Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate(1) Intrinsic Value
	(in thousands, except share and per share data)
Balance as of January 31, 2011	6,310,291	33,407,775	$0.63		$83,960

Additional shares authorized	12,000,000

Granted	(7,903,325)	7,903,325	8.86
Restricted stock	(1,426,975)
2000 Plan Cancelled	(55,984)
Exercised	—	(5,165,112)	0.40
Cancelled/Forfeited	1,335,062	(1,335,062)	3.16

Balance as of January 31, 2012	10,259,069	34,810,926	$2.43	7.04	$379,355

Exercisable as of January 31, 2012		18,759,021	$0.52	5.74	$237,673

Vested as of January 31, 2012 and expected to vest thereafter(2)		33,197,211	$2.33	6.96	$365,082

(1)	Amounts represent the difference between the exercise price and the fair value of common stock at each period end for all in the money options outstanding based on the fair value per share of common stock of $0.17, $3.14 and $13.19 as of January 31, 2010, 2011 and 2012, respectively.
(2)	Options expected to vest reflect an estimated forfeiture rate.

Pandora Media, Inc.

Notes to Consolidated Financial Statements - Continued

As of January 31, 2012, there was $41.9 million of unrecognized compensation cost related to outstanding employee stock options. This amount is expected to be recognized over a weighted-average period of 2.62 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

Options to Non-Employees. The per-share fair value of stock options granted to non-employees is determined on the date of grant using the Black-Scholes option pricing model with the same assumptions as those used for employee awards with the exception of expected term. The expected term for non-employee awards is the contractual term of 10 years.

As of January 31, 2010, 2011 and 2012, respectively, a total of 406,595, 431,359 and 59,375 common stock options, issued to non-employees were vested and outstanding.

During the years ended January 31, 2010, 2011 and 2012, the Company recorded $3,000, $15,500 and $0.3 million, respectively, in stock-based compensation expenses related to stock option grants made to non-employees. As of January 31, 2012, total compensation cost related to stock options granted to non-employees but not yet recognized, was $0.8 million which the Company expects to recognize over a weighted-average period of 2.93 years. The fair value of these options will be remeasured on each vesting date and as of each reporting date until the options vest. The remeasured fair value will be recognized as compensation expense over the remaining vesting term of the options.

Option Granted to Related Party

During January of 2011, the Company entered into a consulting arrangement with a spouse of one of the Company’s executive officers, pursuant to which the consultant will provide consulting services to the Company for a period of four years. Pursuant to this arrangement, the Company granted the consultant options to purchase 40,000 shares of its common stock at $3.14 per share, to vest over four years at a rate of 1/48th per month. Using the Black-Scholes option pricing model, the initial grant date fair value of these options was determined to be $60,000. As of January 31, 2012, $0.1 million compensation cost has been recognized related to these options due to the remeasured fair value at the reporting date.

Stock-based Compensation Expenses

The weighted-average fair value of stock option grants made during the fiscal years ended January 31, 2010, 2011 and 2012 was $0.09, $1.17 and $4.83 per share, respectively. As of January 31, 2012, total compensation cost related to stock options granted, but not yet recognized, was $42.7 million which the Company expects to recognize over a weighted-average period of approximately 2.6 years.

The intrinsic value of options exercised during the years ended January 31, 2010, 2011 and 2012 was $89,000, $5.8 million, $51.9 million, respectively. The total fair value of options vested during the years ended January 31, 2010, 2011 and 2012 was $440,000, $909,000 and $5.2 million, respectively.

Pandora Media, Inc.

Notes to Consolidated Financial Statements - Continued

Stock-based compensation expenses related to all employee and non-employee stock-based awards for fiscal 2010, 2011 and 2012 was as follows:

	Fiscal Year Ended January 31,
	2010	2011	2012
	(in thousands)
Stock-based compensation expenses:
Cost of revenue	$18	$85	$582
Product development	125	329	1,638
Marketing and sales	225	549	4,866
General and administrative	109	492	2,101

Total stock-based compensation, recorded in costs and expenses	$477	$1,455	$9,187

Restricted Stock Units

During the fiscal year ended January 31, 2012, Pandora granted 1,431,475 restricted stock units (“RSUs”), respectively, under the 2011 Plan at a weighted average value of $12.02 per share. The fair value of the restricted stock units is expensed ratably over the vesting period. RSUs vest annually on a cliff basis over the service period, generally four years. The Company recorded stock-based compensation expense related to restricted stock units of approximately $1.0 million during the fiscal year ended January 31, 2012. As of January 31, 2012, total compensation cost not yet recognized of approximately $16.2 million related to non-vested restricted stock units, is expected to be recognized over a weighted average period of 3.70 years.

The following table summarizes the activities for our RSUs for the year ended January 31, 2012:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at January 31, 2011	0	$0.00
Granted	1,431,475	12.02
Vested	0	0.00
Canceled	(4,500)	11.41

Unvested at January 31, 2012	1,426,975	$12.03

Expected to vest after January 31, 2012(1)	1,276,436	$12.03

(1)	Options expected to vest reflect an estimated forfeiture rate.

Pandora Media, Inc.

Notes to Consolidated Financial Statements - Continued

9.	Redeemable Convertible Preferred Stock

Redeemable Convertible Series F Preferred Stock

During the fiscal year ended January 31, 2010, the Company issued 45,833,082 shares of redeemable convertible Series F preferred stock (“Series F”) for approximately $34.1 million of cash, net of issuance costs of approximately $1.4 million.

Redeemable Convertible Series G Preferred Stock

During the fiscal year ended January 31, 2011, the Company issued 8,129,338 shares of redeemable convertible Series G preferred stock (“Series G”) for approximately $22.2 million in cash, net of issuance costs of approximately $44,000.

Redeemable convertible preferred stock was as follows as of the closing date of the Company’s IPO:

	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Aggregate Liquidation Preference	Accumulated Dividends	Cumulative Aggregate Liquidation Preference
	(in thousands, except share data)
Series A	375,000	375,000	$1,500	$1,500	$—	$1,500
Series B	24,859,899	24,859,899	14,777	9,362	5,356	14,718
Series C	24,060,786	23,884,315	17,561	12,181	5,398	17,579
Series D	21,878,271	21,812,963	35,601	25,050	9,961	35,011
Series E	8,639,737	8,639,737	18,257	14,694	2,849	17,543
Series F	45,988,020	45,833,082	40,131	35,498	5,509	41,007
Series G	8,250,000	8,129,338	24,145	22,250	1,932	24,182

	134,051,713	133,534,334	$151,972	$120,535	$31,005	$151,540

During the period from February 1, 2011 through the closing date of the Company’s IPO, the Company accrued dividends of $3.6 million on its redeemable convertible preferred stock. Upon the closing of the IPO on June 20, 2011, all outstanding redeemable convertible preferred stock was converted into shares of common stock at the contractual conversion ratios per the relevant redeemable preferred stock purchase agreements. Subsequent to the Company’s IPO, there are no further convertible preferred share dividends as all outstanding convertible preferred stock has been converted. On the closing date of the IPO the Company paid $30.6 million in dividends to the holders of redeemable convertible preferred stock.

Pandora Media, Inc.

Notes to Consolidated Financial Statements - Continued

The following is a summary of the rights and preferences of the classes of redeemable convertible preferred stock as of the closing date of the Company’s IPO:

Dividends. The holders of shares of the Company’s redeemable convertible preferred stock were entitled to receive dividends at the rate of $0.03, $0.04, $0.092, $0.136, $0.06196 and $ 0.219 per year on each outstanding share of Series B redeemable convertible preferred stock (“Series B”), Series C redeemable convertible preferred stock (“Series C”), Series D redeemable convertible preferred stock (“Series D”), Series E redeemable convertible preferred stock (“Series E”), Series F and Series G, respectively (as adjusted for any stock dividends, combinations or splits with respect to such shares). Such dividends were cumulative, meaning they accrue, until paid, from the date of issuance of each round of shares, whether or not declared. If redeemable convertible preferred stock were converted to common stock, all accrued but unpaid dividends on the shares converted would be paid in full. At the Company’s election, such dividends would be paid either in cash or by issuance of shares of common stock based upon the fair market value of the common stock as of the conversion date. If a dividend were paid on any share of common stock, all preferred stockholders would be entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted to common stock basis).

Liquidation Preference. In the event of any liquidation, dissolution, or winding up of the Company, either voluntary or involuntary, the holders of the Company’s outstanding redeemable convertible preferred stock would have been entitled to receive out of the proceeds of such liquidation the greater of their stated liquidation preference and the amount such holders would have received had they converted their preferred stock into common stock immediately prior to such dissolution. For each series of redeemable convertible preferred stock, the stated liquidation preference per share was equal to the original issue price plus accrued but unpaid dividends. The per share and aggregate liquidation preferences of each series of redeemable convertible preferred stock as of the date of the Company’s IPO is summarized above. Among the holders of redeemable convertible preferred stock such proceeds were distributed in the following order: (i) first, to holders of Series G and Series F, on a pari passu basis; (ii) second, to holders of Series E; (iii) third, to holders of Series D; (iv) fourth, to holders of Series C; (v) fifth, to holders of Series B; and (vi) sixth, to holders of Series A redeemable convertible preferred stock (“Series A”). If the assets available for distribution had been insufficient to make the full distributions to the holders of redeemable convertible preferred stock, the remaining assets would have been distributed among the holders of the respective series for which distribution of the full preference was not made in proportion to the full preference to which such holders would otherwise be entitled.

After payment of the foregoing liquidation preferences in full, any remaining assets were distributed among the holders of common stock pro rata, based on the number of shares of common stock held by each.

A liquidation or winding up of the Company, a greater than 50% change in control or a sale of substantially all of the Company’s assets would have constituted a redemption event.

Pandora Media, Inc.

Notes to Consolidated Financial Statements - Continued

Conversion Rights. Each share of redeemable convertible preferred stock was convertible, at the option of its holder, into the number of fully paid and non-assessable shares of common stock which result from dividing the applicable original issue price per share by the applicable conversion price per share at the time of conversion. The following table sets forth the original issue price, conversion price and conversion rate per share in effect for each series of redeemable convertible preferred stock as of the date of the Company’s IPO:

	Issue Price	Conversion Price	Conversion Rate
Series A	$4.0000	$4.0000	1:1
Series B	0.3766	0.3766	1:1
Series C	0.5100	0.5100	1:1
Series D	1.1484	1.04327	1.10077:1
Series E	1.7007	1.44028	1.18081:1
Series F	0.7745	0.7745	1:1
Series G	2.7370	2.737	1:1

The conversion price of each series of redeemable convertible preferred stock, which was initially set at an amount equal to the issue price, was subject to adjustment for stock dividends, stock splits, recapitalization and upon the occurrence of certain triggering events related to anti-dilution protection rights. The conversion prices for the Series D and Series E shares were reduced at the time the Series F was issued because the Series F shares were issued at a lower price than the Series D and Series E conversion prices that were applicable at the time of the Series F issuance. Upon the adjustment of the Series D and Series E conversion prices a deemed dividend was recorded to increase the carrying value of the Series D and Series E based upon the value of the incremental common shares to which the Series D and Series E holders are entitled upon conversion.

All shares of redeemable convertible preferred stock were to convert automatically to common stock at the then-effective conversion price upon the sale of the Company’s common stock in a public offering at a price of not less than $1.93625 per share (as adjusted for stock splits, combinations or the like) and which was to have resulted in net cash proceeds to the Company of at least $25.0 million (a “Qualified IPO”). Each series of redeemable convertible preferred stock was to have automatically converted to common stock at its then-effective conversion price upon the vote of a majority of such series, voting as a separate class; provided, that with respect to the Series D, (i) conversion upon the vote of a majority was conditioned upon all shares of Series A, Series B and Series C being similarly converted and (ii) if such conversion were effected in connection with (x) a liquidation transaction in which the price per share received by the holders of the Series D was less than $1.1484 per share (as adjusted for stock splits, combinations or the like) or (y) a public offering of common stock that was not a Qualified IPO, then the approval of the holders of at least 66-2/3% of the then outstanding shares of the Series D would have been required for such conversion. In addition, all shares of Series A, Series B and Series C automatically were to have converted to common stock at the then-effective conversion price upon the vote of the holders of at least 60% of the then outstanding shares of Series A, Series B, and Series C, voting together as a single class on an as-if converted to common stock basis. At the date of the Company’s IPO the conversion price was $16.00.

Pandora Media, Inc.

Notes to Consolidated Financial Statements - Continued

Redemption Rights. The Company’s Series G and Series F were redeemable on a pari passu basis at any time after the fifth anniversary of the date upon which any shares of Series G were first issued upon the request of at least 53.5% of the then outstanding shares of Series F. Upon such request all Series G and Series F would have been redeemed for an amount equal to (i) $2.737 per share of Series G and (ii) $0.7745 per share of Series F, in each case, plus interest at a rate of 8% compounded annually from the Series G date of initial issuance. Series E was redeemable at any time after the redemption of the Series F and Series G upon the request of a majority of the then outstanding shares of Series E for an amount equal to $1.7007 per share plus interest at a rate of 6% compounded annually from the Series G date of initial issuance. Series D was redeemable at any time after the redemption of Series E stock upon the request of a majority of the then outstanding shares of Series D for an amount equal to $1.1484 per share plus interest at a rate of 6% compounded annually from the Series G date of initial issuance. Series C was redeemable at any time after the redemption of Series D upon the request of a majority of the then outstanding shares of Series C for an amount equal to $0.51 per share plus interest at a rate of 6% compounded annually from the Series G date of initial issuance. Series B was redeemable at any time after the redemption of Series C upon the request of a majority of the then outstanding shares of Series B for an amount equal to $0.3766 per share plus interest at a rate of 6% compounded annually from the Series G date of initial issuance. The Series A was redeemable at any time after the redemption of Series B upon the request of a majority of the then outstanding shares of Series A for an amount equal to $4.00 per share.

As the redemption events described above were not solely within the Company’s control, all shares of redeemable convertible preferred stock were presented outside of permanent equity in the January 31, 2010 and 2011 balance sheets.

Voting Rights. Each share of Series A, Series B, Series C, Series D, Series E, Series F and Series G was entitled to one vote for each share of common stock into which such share of preferred stock was convertible on the record date for any vote, or effective date of any written consent, as applicable.

Accretion of Redeemable Convertible Preferred Stock

Stock issuance costs were being accreted via a charge to accumulated deficit over the period from the date of issuance of the redeemable convertible preferred stock to the date at which the redeemable convertible preferred stock became redeemable at the option of the holders of the redeemable convertible preferred stock, the date of the Company’s IPO.

Pandora Media, Inc.

Notes to Consolidated Financial Statements - Continued

The dividends on redeemable convertible preferred stock reflected in the statements of redeemable convertible preferred stock and stockholders’ deficit for the fiscal years ended January 31, 2010 and 2011 represent accretion of the redemption value of the redeemable convertible preferred stock using the interest method. The holders of the Series B, C, D, E, F and G were entitled to receive a per share redemption amount plus interest calculated from the issuance date of the latest round of redeemable convertible preferred stock financing. Accordingly, to the extent there were new issuances of redeemable convertible preferred stock, previously accrued dividends were reversed and a new dividend was calculated starting with the issuance date of the new series. As of January 31, 2010 the accrued dividends on Series B, C, D, E and F represent interest earned from the issuance of Series F shares in July 2009. Upon issuance of Series G in May 2010, the previously accrued dividends through that date were no longer payable. As of January 31, 2011 the accrued dividends on Series B, C, D, E, F and G represent interest earned from the date of issuance of Series G shares in May 2010. The decrease in accrued dividends from January 31, 2010 to January 31, 2011 was reflected as “Reversals of dividends on redeemable convertible preferred stock, net of accruals.”

The holders of Series B, C, D, E, F and G were entitled to receive cumulative dividends in the event of conversion into common stock or liquidation of the Company. The dividends were payable in cash or shares of common stock, at the option of the Company. As of January 31, 2010, the Company did not have a sufficient number of authorized but unissued common shares to pay the cumulative dividends in common stock. The Company recorded additional preferred stock dividends incremental to the dividends recorded for accretion of the redemption value of the redeemable convertible preferred stock described above for the portion of the cumulative dividends for which a sufficient number of authorized and unissued common shares did not exist. The Company recorded incremental preferred stock dividends of $2.9 million during the year ended January 31, 2010, which represented the portion of the cumulative dividends accrued during the year that the Company would have been required to pay in cash if all of the redeemable convertible preferred stock was converted on January 31, 2010.

Pandora Media, Inc.

Notes to Consolidated Financial Statements - Continued

10.	Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, convertible preferred stock warrants and redeemable convertible preferred stock, to the extent dilutive. Basic and diluted net loss per share was the same for each year presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of historical basic and diluted net loss per share.

	Fiscal Year Ended January 31,
	2010	2011	2012
	(in thousands)
Numerator
Net loss	$(16,753)	$(1,764)	$(16,107)
Deemed dividend on Series D and Series E	(1,443)	—	—
Accretion of redeemable convertible preferred stock	(218)	(300)	(110)
Increase in cumulative dividends payable upon conversion or liquidation of redeemable convertible preferred stock	(6,461)	(8,978)	(3,648)

Net loss attributable to common stockholders	$(24,875)	$(11,042)	$(19,865)

	Fiscal Year Ended January 31,
	2010	2011	2012
	(in thousands)
Denominator
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	6,482	10,761	105,955

Net loss per share, basic and diluted	$(3.84)	$(1.03)	$(0.19)

Net loss is increased by the cumulative dividends payable upon conversion or liquidation of redeemable convertible preferred shares earned each year to arrive at net loss attributable to common stockholders.

The reversal of dividends on redeemable convertible preferred stock recorded on the statement of redeemable convertible preferred stock and shareholders’ deficit for the fiscal year ended January 31, 2011 reflects the reversal of previously recorded accretion of the redemption value of the redeemable convertible preferred stock in connection with the issuance of Series G and the reversal of previously recorded incremental dividends recorded for the portion of the cumulative dividends for which the Company did not have sufficient authorized shares of common stock as of January 31, 2010 while the amount of dividends reflected in the net loss per share calculation above represents the total increase in cumulative dividends during the fiscal year ended January 31, 2011.

Pandora Media, Inc.

Notes to Consolidated Financial Statements - Continued

Net loss was increased by the cumulative dividends payable upon conversion or liquidation of redeemable convertible preferred shares earned during the period to arrive at net loss attributable to common stockholders for the fiscal year January 31, 2011. For the fiscal year ended January 31, 2012 dividends were accrued up through the conversion at the close of the IPO.

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	As of January 31,
	2010	2011	2012
	(in thousands)
Options to purchase common stock	31,388	33,408	34,811
Warrants to purchase convertible preferred stock	589	403	—
Warrants to purchase common stock	—	—	155
Restricted stock units	—	—	1,427
Convertible preferred stock	129,041	137,295	—

Total common stock equivalents	161,018	171,106	36,393

Pandora Media, Inc.

Notes to Consolidated Financial Statements - Continued

11.	Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	April 30, 2010	July 31, 2010	Oct 31, 2010	Jan 31, 2011	April 30, 2011	July 31, 2011	Oct 31, 2011	Jan 31, 2012
	(in thousands, except per share data)
Total revenue	$21,599	$30,835	$37,689	$47,641	$51,040	$66,966	$75,008	$81,326
Costs and expenses:
Cost of revenue	2,390	2,503	3,084	3,582	4,360	5,460	6,260	6,679
Product development	1,499	1,562	1,756	1,919	2,731	3,426	3,685	3,583
Marketing and sales	5,433	6,736	9,715	14,366	12,964	14,502	16,628	20,916
General and administrative	2,471	2,880	3,853	4,979	6,943	8,410	10,021	10,054
Content acquisition	12,616	14,670	18,136	23,935	29,158	33,723	37,658	48,169

Total costs and expenses	24,409	28,351	36,544	48,781	56,156	65,521	74,252	89,401

Income (loss) from operations	(2,810)	2,484	1,145	(1,140)	(5,116)	1,455	756	(8,075)
Net income (loss) attributable to common stockholders	$(4,968)	$(389)	$(1,774)	$(3,911)	$(9,144)	$(3,180)	$638	$(8,179)

Basic and diluted net income (loss) per share	$(0.64)	$(0.04)	$(0.15)	$(0.31)	$(0.61)	$(0.04)	$0.00	$(0.05)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this Annual Report on Form 10-K, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 31, 2012.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the fiscal year ended January 31, 2012, we implemented procedures recommended to us by our independent registered public accounting firm to address a previously identified material weakness. We implemented formal policies and procedures that are required to be followed during the month end close process by specifically identified individuals to ensure that all journal entries and reconciliations include appropriate documentation and are reviewed by higher level accounting personnel prior to being posted to the general ledger. We also established processes to enhance our expense cutoff procedures through centralized accounts payable processing and through detailed reviews of vendor invoices received at or subsequent to a reporting period to ensure the accuracy and completeness of our expenses. Similarly, we took steps to improve our revenue cutoff procedures by performing reviews of subsequent credit memoranda issued to customers to ensure the accuracy and completeness of our revenue as well as several procedures designed to ensure that revenue is recognized in accordance with our revenue recognition policy. In addition, we have implemented processes to ensure that non-routine judgmental and technical accounting transactions are documented and reviewed by multiple levels of internal management prior to the filing of our financial statements with the SEC. After considering these new procedures, we concluded that we have remediated the previously identified material weakness as of January 31, 2012.

Except for the efforts described above, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item regarding our directors and executive officers is incorporated by reference to the sections of our proxy statement to be filed with the SEC in connection with our 2012 annual meeting of stockholders (the “Proxy Statement”) entitled “Election of Class I Directors” and “Management.”

Information required by this Item regarding our corporate governance, including our audit committee and code of business conduct and ethics, is incorporated by reference to the sections of the Proxy Statement entitled “Corporate Governance” and “Board of Directors.”

Information required by this Item regarding compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the section of the Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Executive Compensation,” “Board of Directors – Compensation of Directors,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the section of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”

Information regarding our stockholder approved and non-approved equity compensation plans is incorporated by reference to the section of the Proxy Statement entitled “Equity Compensation Plan Information.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance – Director Independence.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference to the section of the Proxy Statement entitled “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are included as part of this Annual Report on Form 10-K.

1. Index to Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 31, 2011 and 2012

Consolidated Statements of Operations for the fiscal years ended January 31, 2010, 2011, and 2012

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the fiscal years ended January 31, 2010, 2011, and 2012

Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2010, 2011, and 2012

Notes to Consolidated Financial Statements

2. Financial Statement Schedule

All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

3. Exhibits

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-172215	3.1	05/04/11

3.02	Amended and Restated Bylaws	S-1/A	333-172215	3.2	05/04/11

4.01	Fifth Amended and Restated Investor Rights Agreement, by and among Pandora Media, Inc. and the investors listed on Exhibit A thereto, dated May 20, 2010, as amended	S-1/A	333-172215	4.2	02/22/11

10.01†	2011 Long Term Incentive Plan and Form of Stock Option Agreement under 2011 Long Term Incentive Plan	S-1/A	333-172215	10.1	05/26/11

10.02†	2011 Corporate Incentive Plan	S-1/A	333-172215	10.2	05/04/11

10.03†	2004 Stock Plan, as amended, and Forms of Stock Option Agreement and Restricted Stock Purchase Agreement under 2004 Stock Plan	S-1/A	333-172215	10.3	02/22/11

10.04†	2000 Stock Incentive Plan, as amended, and Forms of NSO Stock Option Agreement and ISO Stock Option Agreement under 2000 Stock Plan	S-1/A	333-172215	10.4	02/22/11

10.05†	Form of Indemnification Agreement by and between Pandora Media, Inc. and each of its executive officers and its directors not affiliated with an investment fund	S-1/A	333-172215	10.5	02/22/11

10.06†	Form of Indemnification Agreement by and between Pandora Media, Inc. and each of its directors affiliated with an investment fund	S-1/A	333-172215	10.5A	02/22/11

10.7†	Offer Letter with Joseph Kennedy, dated July 7, 2004.	S-1/A	333-172215	10.6	02/22/11

10.8†	Employment Agreement with Tim Westergren, dated April 28, 2004	S-1/A	333-172215	10.7	02/22/11

10.9†	Offer Letter with Steven Cakebread, dated February 23, 2010	S-1/A	333-172215	10.8	02/22/11

10.10†	Offer Letter with Thomas Conrad, dated November 12, 2004	S-1/A	333-172215	10.9	02/22/11

10.11†	Offer Letter with John Trimble, dated February 18, 2009	S-1/A	333-172215	10.10	02/22/11

10.12	Office Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated July 23, 2009	S-1/A	333-172215	10.12	02/22/11

10.12A	First Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated April 13, 2010	S-1/A	333-172215	10.12A	02/22/11

10.12B	Second Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated June 16, 2010	S-1/A	333-172215	10.12B	02/22/11

10.13	Web Site Performance Agreement by and between Broadcast Music, Inc. and Savage Beast Technologies, Inc., dated June 30, 2005	S-1/A	333-172215	10.13	02/22/11

10.14	License Agreement by and between SESAC and Pandora Media, Inc., dated July 1, 2007	S-1/A	333-172215	10.14	02/22/11

10.15	Amended and Restated Loan and Security Agreement by and between Bridge Bank, National Association and Pandora Media, Inc., dated September 10, 2009	S-1/A	333-172215	10.16	02/22/11

10.16	Credit Agreement among Pandora Media, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, dated as of May 13, 2011	S-1/A	333-172215	10.17	06/10/11

10.17†	Form of Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan	10-Q	001-35198	10.01	09/02/11

10.18†	Amended Executive Severance and Change in Control Policy					X

23.01	Consent of independent registered public accounting firm					X

24.01	Power of Attorney (included on signature page of this Annual Report on Form 10-K)					X

31.01	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X

31.02	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X

32.01	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of January 31, 2012 and 2011, (ii) Consolidated Statements of Operations for the fiscal years ended January 31, 2012, 2011 and 2010, (iii) Consolidated Statements of					X

Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the fiscal years ended January 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2012, 2011 and 2010 and (v) Notes to Consolidated Financial Statements.

†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2012.

PANDORA MEDIA, INC.

By:	/s/ Joseph Kennedy
Name: Joseph Kennedy
Title: Chief Executive Officer, President and Chairman of the Board

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Joseph Kennedy, Steven Cakebread and Delida Costin and each of them, his or her true and lawful attorneys-in-fact and agents, with full power to act separately and full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or his or her or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Kennedy	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	March 13, 2012
Joseph Kennedy

/s/ Steven Cakebread	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2012
Steven Cakebread

/s/ Peter Chernin	Director	March 13, 2012
Peter Chernin

/s/ James M. P. Feuille	Director	March 13, 2012
James M. P. Feuille

/s/ Peter Gotcher	Director	March 13, 2012
Peter Gotcher

/s/ Robert Kavner	Director	March 13, 2012
Robert Kavner

/s/ Barry McCarthy	Director	March 13, 2012
Barry McCarthy

/s/ David Sze	Director	March 13, 2012
David Sze

/s/ Tim Westergren	Director	March 13, 2012
Tim Westergren

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-172215	3.1	05/04/11

3.02	Amended and Restated Bylaws	S-1/A	333-172215	3.2	05/04/11

4.01	Fifth Amended and Restated Investor Rights Agreement, by and among Pandora Media, Inc. and the investors listed on Exhibit A thereto, dated May 20, 2010, as amended	S-1/A	333-172215	4.2	02/22/11

10.01†	2011 Long Term Incentive Plan and Form of Stock Option Agreement under 2011 Long Term Incentive Plan	S-1/A	333-172215	10.1	05/26/11

10.02†	2011 Corporate Incentive Plan	S-1/A	333-172215	10.2	05/04/11

10.03†	2004 Stock Plan, as amended, and Forms of Stock Option Agreement and Restricted Stock Purchase Agreement under 2004 Stock Plan	S-1/A	333-172215	10.3	02/22/11

10.04†	2000 Stock Incentive Plan, as amended, and Forms of NSO Stock Option Agreement and ISO Stock Option Agreement under 2000 Stock Plan	S-1/A	333-172215	10.4	02/22/11

10.05†	Form of Indemnification Agreement by and between Pandora Media, Inc. and each of its executive officers and its directors not affiliated with an investment fund	S-1/A	333-172215	10.5	02/22/11

10.06†	Form of Indemnification Agreement by and between Pandora Media, Inc. and each of its directors affiliated with an investment fund	S-1/A	333-172215	10.5A	02/22/11

10.7†	Offer Letter with Joseph Kennedy, dated July 7, 2004.	S-1/A	333-172215	10.6	02/22/11

10.8†	Employment Agreement with Tim Westergren, dated April 28, 2004	S-1/A	333-172215	10.7	02/22/11

10.9†	Offer Letter with Steven Cakebread, dated February 23, 2010	S-1/A	333-172215	10.8	02/22/11

10.10†	Offer Letter with Thomas Conrad, dated November 12, 2004	S-1/A	333-172215	10.9	02/22/11

10.11†	Offer Letter with John Trimble, dated February 18, 2009	S-1/A	333-172215	10.10	02/22/11

10.12	Office Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated July 23, 2009	S-1/A	333-172215	10.12	02/22/11

10.12A	First Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated April 13, 2010	S-1/A	333-172215	10.12A	02/22/11

10.12B	Second Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated June 16, 2010	S-1/A	333-172215	10.12B	02/22/11

10.13	Web Site Performance Agreement by and between Broadcast Music, Inc. and Savage Beast Technologies, Inc., dated June 30, 2005	S-1/A	333-172215	10.13	02/22/11

10.14	License Agreement by and between SESAC and Pandora Media, Inc., dated July 1, 2007	S-1/A	333-172215	10.14	02/22/11

10.15	Amended and Restated Loan and Security Agreement by and between Bridge Bank, National Association and Pandora Media, Inc., dated September 10, 2009	S-1/A	333-172215	10.16	02/22/11

10.16	Credit Agreement among Pandora Media, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, dated as of May 13, 2011	S-1/A	333-172215	10.17	06/10/11

10.17†	Form of Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan	10-Q	001-35198	10.01	09/02/11

10.18†	Amended Executive Severance and Change in Control Policy					X

23.01	Consent of independent registered public accounting firm					X

24.01	Power of Attorney (included on signature page of this Annual Report on Form 10-K)					X

31.01	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X

31.02	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X

32.01	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of January 31, 2012 and 2011, (ii) Consolidated Statements of Operations for the fiscal years ended January 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the fiscal years ended January 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2012, 2011 and 2010 and (v) Notes to Consolidated Financial Statements.					X

†	Indicates management contract or compensatory plan.