Form 10-Q
period 2012-04-30
Pandora Media, Inc.
filed 2012-06-04
CIK 1230276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

or

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

The number of shares of registrant’s common stock outstanding as of May 25, 2012 was: 166,654,653

Pandora Media, Inc.

FORM 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Pandora Media, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	As of January 31, 2012	As of April 30, 2012
Assets
Current assets:
Cash and cash equivalents	$44,126	$44,690
Short-term investments	46,455	35,900
Accounts receivable, net of allowances of $590 and $448 at January 31 and April 30, 2012, respectively	66,738	70,531
Prepaid expenses and other current assets	2,806	3,247

Total current assets	160,125	154,368
Property and equipment, net	15,576	15,246
Other assets	2,314	2,247

Total assets	$178,015	$171,861

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,053	$1,595
Accrued liabilities	3,838	5,642
Accrued royalties	33,822	38,136
Deferred revenue	19,232	21,741
Accrued compensation	11,962	9,517

Total current liabilities	70,907	76,631
Other long-term liabilities	2,568	3,380

Total liabilities	73,475	80,011

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of January 31 and April 30, 2012, respectively; no shares issued and outstanding as of January 31 and April 30, 2012	—	—
Common stock, $0.0001 par value: 1,000,000,000 shares authorized as of January 31 and April 30, 2012, respectively; 163,569,361 and 166,465,483 shares issued and outstanding as of January 31 and April 30, 2012, respectively	16	17
Additional paid-in capital	205,955	213,489
Accumulated deficit	(101,426)	(121,654)
Accumulated other comprehensive loss	(5)	(2)

Total stockholders’ equity	104,540	91,850

Total liabilities and stockholders’ equity	$178,015	$171,861

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,
	2011	2012
Revenue:
Advertising	$43,661	$70,597
Subscription services and other	7,379	10,187

Total revenue	51,040	80,784
Costs and expenses:
Cost of revenue	4,360	6,917
Product development	2,731	4,119
Marketing and sales	12,964	23,460
General and administrative	6,943	10,612
Content acquisition	29,158	55,818

Total costs and expenses	56,156	100,926

Loss from operations	(5,116)	(20,142)
Other income (expense):
Interest income	2	32
Interest expense	(109)	(124)
Other income (expense), net	(1,509)	—)

Loss before provision for income taxes	(6,732)	(20,234)
Provision for income taxes	(22)	6

Net loss	(6,754)	(20,228)
Accretion of redeemable convertible preferred stock	(70)	—
Increase in cumulative dividends payable upon conversion or liquidation of redeemable convertible preferred stock	(2,320)	—

Net loss attributable to common stockholders	$(9,144)	$(20,228)

Basic and diluted net loss per share attributable to common stockholders	$(0.61)	$(0.12)

Weighted-average number of shares used in computing basic per share amounts	14,900	165,404

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,
	2011	2012
Net loss	$(6,754)	(20,228)
Other comprehensive loss:
Unrealized gains on marketable securities, net	—	3

Other comprehensive loss:	$(6,754)	(20,225)

Total comprehensive loss	$(6,754)	$(20,225)

The accompanying notes are an integral part of the condensed consolidated financial statements

Pandora Media, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2011	2012
Operating Activities
Net loss	$(6,754)	$(20,228)
Adjustments to reconcile net loss to net cash provided (used in) by operating activities:
Depreciation and amortization	759	1,541
(Gain) loss on disposition of assets	—	32
Stock-based compensation	936	5,500
Remeasurement of preferred stock warrants	1,523	—
Amortization of premium on investments	—	92
Amortization of debt issuance cost and debt discount	1	66
Changes in assets and liabilities:
Accounts receivable	1,007	(3,793)
Prepaid expenses and other assets	(1,406)	(433)
Accounts payable and accrued liabilities	(624)	1,022
Accrued royalties	3,006	4,314
Accrued compensation	2,781	(2,445)
Deferred revenue	1,546	2,509
Reimbursement of cost of leasehold improvements	—	1,243

Net cash provided (used in) by operating activities	2,775	(10,580)

Investing Activities
Purchases of property and equipment	(2,086)	(1,243)
Purchase of short-term investments	—	(17,641)
Maturities of short-term investments	—	28,100

Net cash provided by (used) in investing activities	(2,086)	9,216

Financing Activities
Repayments of debt	(164)	—
Proceeds from issuance of common stock	145	1,928

Net cash provided by (used in) financing activities	(19)	1,928

Net increase in cash and cash equivalents	670	564
Cash and cash equivalents at beginning of period	43,048	44,126

Cash and cash equivalents at end of period	$43,718	$44,690

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. These interim unaudited condensed consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any subsequent period and should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates are used for determining selling prices for elements sold in multiple-element arrangements, the allowance for doubtful accounts, the fair value of common stock through the date of the Company’s initial public offering (“IPO”) in June 2011, stock-based compensation, fair values of investments, income taxes, and accrued royalties. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, the Company’s financial statements could be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

Fiscal Year

All references herein to a fiscal year refer to the 12 months ended January 31 of such year, and references to the first, second, third and fourth fiscal quarters refer to the three months ended April 30, July 31, October 31 and January 31, respectively.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

2.	Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as compared to those described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

Concentration of Credit Risk

For the three months ended April 30, 2011 the Company had one customer that accounted for 12% of total revenue. For the three months ended April 30, 2012, the Company had no customers that accounted for more than 10% of the Company’s total revenue.

As of January 31 and April 30, 2012, the Company had no customers that accounted for more than 10% of the Company’s total accounts receivable.

Recently Issued Accounting Standards

Effective February 1, 2012, the Company adopted Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” The ASU updates the accounting guidance to clarify and align Fair Value Measurement within U.S. GAAP and International Financial Reporting Standards. In addition, the ASU updates certain requirements for measuring fair value and for disclosure around fair value measurement. It does not require additional fair value measurements and the ASU was not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 did not have a significant impact on the Company’s consolidated financial position or results of operations.

Effective February 1, 2012, the Company adopted ASU No. 2011-05, “Presentation of Comprehensive Income.” The adoption of ASU 2011-05 concerns presentation and disclosure only and did not have an impact on the Company’s consolidated balance sheets or results of operations. ASU 2011-05 requires retrospective application and separate consolidated statements of comprehensive income are included in these financial statements.

Effective February 1, 2012, the Company adopted ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The adoption of ASU 2011-12 concerns presentation and disclosure only and did not have an impact on the Company’s consolidated financial position or results of operations.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

3.	Composition of Certain Financial Statement Captions

Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consisted of the following:

	As of January 31, 2012	As of April 30, 2012
	(in thousands)
Cash and cash equivalents:
Cash	$6,604	$5,411
Money market funds	31,614	34,780
Commercial paper	2,893	4,499
Corporate debt securities	3,015	—

Total cash and cash equivalents	$44,126	$44,690

Short-term investments:
Commercial paper	$27,587	$23,789
Corporate debt securities	17,968	9,607
U.S. agency notes	900	2,504

Total short-term investments	$46,455	$35,900

Cash, cash equivalents and short-term investments	$90,581	$80,590

The Company’s short-term investments have maturities of less than 12 months and are classified as available for sale. As of January 31 and April 30, 2012 the cost basis of the Company’s cash and cash equivalents approximated their fair values and as a result, no unrealized gains or losses were recorded as of January 31 and April 30, 2012.

The following tables summarize the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of January 31 and April 30, 2012 (in thousands).

	As of January 31, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$31,614	$—	$—	$31,614
Commercial paper	30,481	—	(1)	30,480
Corporate debt securities	20,987	1	(5)	20,983
U.S. agency notes	900	—	—	900

Total cash equivalents and marketable securities	$83,982	$1	$(6)	$83,977

	As of April 30, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$34,780	$—	$—	$34,780
Commercial paper	28,288	1	(1)	28,288
Corporate debt securities	9,609	—	(2)	9,607
U.S. agency notes	2,504	—	—	2,504

Total cash equivalents and marketable securities	$75,181	$1	$(3)	$75,179

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

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

The unrealized losses on the Company’s available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. As of April 30, 2012, the Company owned 12 securities that were in an unrealized loss position. The Company does not intend nor expect to need to sell these securities before recovering the associated unrealized losses. It expects to recover the full carrying value of these securities. As a result, no portion of the unrealized losses at April 30, 2012 is deemed to be other-than-temporary and the unrealized losses are not deemed to be credit losses. No available-for-sale securities have been in an unrealized loss position for 12 months or more. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three months ended April 30, 2012, the Company did not recognize any impairment charges.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

4.	Fair Value

The Company records cash equivalents and short-term investments at fair value.

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

Level 3 – Inputs lack observable market data to corroborate management’s estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. As of January 31 and April 30, 2012 the Company did not hold any Level 3 assets.

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available.

The fair value of these financial assets and liabilities was determined using the following inputs at January 31 and April 30, 2012:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
		(in thousands)
Fair values as of January 31, 2012
Assets:
Money market funds	$31,614	$—	$31,614
Commercial paper	—	30,480	30,480
Corporate debt securities	—	20,983	20,983
U.S. agency notes	—	900	900

Total assets measured at fair value	$31,614	$52,363	$83,977

Fair values as of April 30, 2012
Assets:
Money market funds	$34,780	$—	$34,780
Commercial paper	—	28,288	28,288
Corporate debt securities	—	9,607	9,607
U.S. agency notes	—	2,504	2,504

Total assets measured at fair value	$34,780	$40,399	$75,179

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

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

5.	Commitments and Contingencies

Legal Proceedings

Pandora has been in the past, and continues to be, a party to privacy and patent infringement litigation which has consumed, and may continue to consume, financial and managerial resources. The Company is also from time to time subject to various other legal proceedings and claims arising in the ordinary course of its business. Management believes that the liabilities associated with these cases, while possible, are not probable, and therefore the Company has not recorded any accrual for these as of January 31, 2012 and April 30, 2012. Further, any possible range of loss cannot be reasonably estimated at this time. The Company does not believe the ultimate resolution of any pending legal matters is likely to have a material adverse effect on its business, financial position, results of operations or cash flows.

In June 2011, a putative class action lawsuit was filed against Pandora in the United States District Court for the Northern District of California alleging that it unlawfully accessed and transmitted personally identifiable information of the plaintiffs in connection with their use of the Company’s Android mobile application. In addition to civil liability, the amended complaint includes allegations of violations of statutes under which criminal penalties could be imposed if the Company were found liable. Pandora’s motion to dismiss the first amended complaint was filed on March 23, 2012. No hearing date is currently set.

In September 2011, a putative class action lawsuit was filed against Pandora in the United States District Court for the Northern District of California alleging that it violated Michigan’s video rental privacy law and consumer protection statute by allowing Pandora listeners’ listening history to be visible to the public. Pandora’s motion to dismiss the complaint was filed on November 28, 2011. No hearing date is currently set.

In April 2011, Augme Technologies, Inc. filed a complaint in the United States District Court for the District of Delaware against Pandora alleging patent infringement. The complaint alleges that Pandora infringes an Augme patent and seeks injunctive relief and monetary damages.

The Company currently believes that it has substantial and meritorious defenses to the claims in the lawsuits discussed above and intends to vigorously defend its position.

On December 29, 2011, Hartford Casualty Insurance Company filed a complaint in the U.S. District Court for the Northern District of California seeking a declaratory judgment that it has no obligation to defend or indemnify Pandora in relation to certain pending and formerly pending privacy class actions. Pandora and Hartford entered into a settlement agreement with respect to Hartford’s claims on May 18, 2012.

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

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

6.	Income Taxes

For the three months ended April 30, 2012 the Company recorded a tax benefit of $6,000 compared to a tax expense of $22,000 for the three months ended April 30, 2011. The effective tax rate for the three months ended April 30, 2012 was less than one percent based on the estimated tax loss for the fiscal year.

There were no material changes to the unrecognized tax benefits in the three months ended April 30, 2012 and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, all years remain open to tax audit.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

7.	Debt Instruments

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

As of April 30, 2012, the Company had $520,000 in letters of credit outstanding and had $29.48 million of available borrowing capacity under the credit facility. On December 30, 2011, the Company entered into a cash collateral agreement in connection with the issuance of letters of credit which were used to satisfy deposit requirements under facility leases. As of April 30, 2012, the $520,000 cash collateral was considered to be restricted cash. The amount is included in other assets on the Company’s balance sheet.

Total debt issuance costs associated with the credit facility were $1.0 million, which are being amortized as interest expense over the four-year term of the credit facility agreement. For the three months ended April 30, 2012, $0.1 million of debt issuance costs were amortized and included in interest expense.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

8.	Stock-based Compensation Plans and Awards

The Company’s 2011 Equity Incentive Plan (the “2011 Plan”) provides for the issuance of stock options, restricted stock units and other stock-based awards. Each fiscal year, (beginning with the fiscal year that commenced February 1, 2012 and ending with the fiscal year commencing February 1, 2021), the number of shares in the reserve under the 2011 Plan may be increased by the lesser of (x) 10,000,000 shares, (y) 4.0% of the outstanding shares of common stock on the last day of the prior fiscal year or (z) another amount determined by the Company’s board of directors. The 2011 Plan is scheduled to terminate in 2021, unless the board of directors determines otherwise. The 2011 Plan is administered by the compensation committee of the board of directors of the Company.

Valuation of Awards

The per-share fair value of each stock option with a service period condition but not a market condition was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended April 30,
	2011	2012
Expected life (in years)	5.72-7.02	6.67
Risk-free interest rate	2.28%-3.30%	1.52%
Expected volatility	54%-57%	56%
Expected dividend yield	0%	0%

Stock Options

A summary of stock option activity for the three months ended April 30, 2012 is as follows:

	Options Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate(1) Intrinsic Value
	(in thousands, except share and per share data)
Balance as of January 31, 2012	34,810,926	$2.43	$379,355

Granted	1,350,000	10.63
Exercised	(2,750,045)	0.70
Cancelled	(182,925)	4.00

Balance as of April 30, 2012	33,227,956	$2.90	$209,017

Equity awards available for grant at April 30, 2012	13,726,781

(1)	Amounts represent the difference between the exercise price and the fair value of common stock at period end for all in the money options outstanding based on the fair value per share of common stock.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

Restricted Stock Units

The fair value of the restricted stock units (“RSUs”) is expensed ratably over the vesting period. RSUs vest annually on a cliff basis over the service period, generally four years. The Company recorded stock-based compensation expense related to RSUs of approximately $1.8 million during the three months ended April 30, 2012. As of April 30, 2012, total compensation cost not yet recognized of approximately $37.1 million related to non-vested RSUs, is expected to be recognized over a weighted average period of 3.68 years.

The following table summarizes the activities for our RSUs for the three months ended April 30, 2012:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at January 31, 2012	1,426,975	$12.03
Granted	1,932,762	11.94
Vested	—	—
Canceled	(24,775)	13.93

Unvested at April 30, 2012	3,334,962	$11.95

Stock Option Awards with Both a Service Period and a Market Condition

On March 22, 2012 Mr. Joseph Kennedy, the Company’s Chief Executive Officer, was granted a non-statutory stock option to purchase 800,000 shares of common stock. This option grant to Mr. Kennedy was intended to be in lieu of an annual equity grant for fiscal 2014. This option includes both a service period and a market vesting condition. The stock option will vest if the 60-day trailing volume weighted average price of the Company’s common stock exceeds $21.00 per share, or if there is a sale of the Company for at least $21.00 per share, in each case prior to July 6, 2017. If the market condition is met, the performance option will vest ratably over four years, beginning on July 6, 2013, subject to severance and change of control acceleration. To the extent that the market condition is not met, the option will not vest and will be cancelled. The Company used a binomial model to value the option with a market condition. The Company used Monte Carlo simulation techniques that incorporate assumptions as provided by management for the term of option from grant date (in years), risk-free interest rate, stock price volatility and beginning stock price. The Company does not adjust compensation cost recognition for subsequent changes in the expected outcome of the market-vesting conditions.

The following assumptions were used to value the grant using the Monte-Carlo simulation option pricing model: 10-year term, risk-free interest rate of 2.33%, expected volatility of 70% and a beginning stock price of $10.63. The grant-date fair value for the option was $6.08. As of April 30, 2012, total compensation cost not yet recognized of approximately $4.7 million related to this grant, is expected to be recognized over a period of 5.2 years.

Stock-based Compensation Expenses

The weighted-average fair value of stock option grants made during the three months ended April 30, 2011 and 2012 was $3.21 and $6.02, respectively. As of April 30, 2012, total compensation cost related to stock options granted, but not yet recognized, was $46.4 million which the Company expects to recognize over a weighted-average period of approximately 2.68 years.

The total grant date fair value of stock options vested during the three months ended April 30, 2011 and 2012 was $0.8 million and $3.4 million, respectively. The aggregate intrinsic value of all options and warrants exercised during the three months ended April 30, 2011 and 2012 was $2.4 million and $32.4 million, respectively.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

Stock-based compensation expenses related to all employee and non-employee stock-based awards was as follows (in thousands):

	Three Months Ended April 30,
	2011	2012
	(unaudited)
Stock-based compensation expenses:
Cost of revenue	$64	$263
Product development	177	986
Marketing and sales	423	2,930
General and administrative	272	1,321

Total stock-based compensation, recorded in costs and expenses(1)	$936	$5,500

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

9.	Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period.

Diluted net income per share is computed by giving effect to all potential shares of common stock, including stock options, restricted stock units, convertible preferred stock warrants and redeemable convertible preferred stock, to the extent dilutive. Basic and diluted net loss per share was the same for the three months ended April 30, 2011 and 2012 as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands except per share amounts):

	Three Months Ended April 30,
	2011	2012
Numerator
Net loss	$(6,754)	$(20,228)
Accretion of redeemable convertible preferred stock	(70)	—
Increase in cumulative dividends payable upon conversion or liquidation of redeemable convertible preferred stock	(2,320)	—

Net loss attributable to common stockholders	$(9,144)	$(20,228)

Denominator
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	14,900	165,404

Net loss per share, basic and diluted	$(0.61)	$(0.12)

Net loss was increased by the cumulative dividends payable upon conversion or liquidation of redeemable convertible preferred shares earned during the period to arrive at net loss attributable to common stockholders for the three months ended April 30, 2011. Dividends were accrued up through the conversion at the close of the IPO in June, 2011.

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended
	April 30, 2011	April 30, 2012
Options to purchase common stock	37,633	33,228
Warrants to purchase convertible preferred stock	403	—
Restricted stock units	—	3,335
Convertible preferred stock	137,295	—

Total common stock equivalents	175,331	36,563

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 31, 2012 filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All references herein to a fiscal year refer to the 12 months ended January 31 of such year, and references to the first, second, third and fourth fiscal quarters refer to the three months ended April 30, July 31, October 31 and January 31, respectively.

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 31, 2012. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. We qualify all of our forward-looking statements by these cautionary statements. These and other factors could cause our results to differ materially from those expressed in this Quarterly Report on Form 10-Q.

Some of the industry and market data contained in this Quarterly Report on Form 10-Q are based on independent industry publications, including those generated by Triton Digital Media or (“Triton”) or other publicly available information. This information involves a number of assumptions and limitations. Although we believe that each source is reliable as of its respective date, we have not independently verified the accuracy or completeness of this information.

As used herein, “Pandora,” the “Company,” “we,” “our,” and similar terms refer to Pandora Media, Inc., unless the context indicates otherwise.

“Pandora” and other trademarks of ours appearing in this report are our property. This report may contain additional trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

Overview

Pandora is the leader in internet radio in the United States, offering a personalized experience for each of our listeners. We have pioneered a new form of radio – one that uses intrinsic qualities of music to initially create stations and then adapts playlists in real-time based on the individual feedback of each listener. As of April 30, 2012, we had approximately 150 million registered users, which we define as the total number of accounts that have been created for our service at period end. As of April 30, 2012 approximately 100 million registered users have accessed Pandora through smartphones and tablets. For the three months ended April 30, 2012, we streamed 3.09 billion hours of radio and as of April 30, 2012, we had 51.9 million active users during the prior 30 day period. According to a March 2012 report by Triton, we have more than a 70% share of internet radio among the top 20 stations and networks in the United States. Since we launched our free, advertising-supported radio service in 2005 our listeners have created over 2.8 billion stations.

Since we started the Music Genome Project in 2000, we have continuously built our song catalog, refined the genotyping model and developed proprietary algorithms for building personalized playlists for our listeners based both on our analysis and feedback data from our listeners.

Our comedy service leverages similar technology to the technology underlying the Music Genome Project, allowing a listener to choose a favorite comedian or a genre as a seed to start a station and then give feedback to personalize that station.

The mobile version of our Pandora service, the Pandora app, is available for smartphones including the iPhone, Android and Blackberry phones, and for tablets including the iPad, Android tablets and Blackberry Playbook.

One key element of our strategy is to make the Pandora service available everywhere in the United States that there is internet connectivity. To this end, we partner with manufacturers of home entertainment systems and other consumer electronics products to integrate the Pandora service with their products. We also develop relationships with major automobile manufacturers and their suppliers to integrate the Pandora service with automobiles. We are currently available on models of Ford, Lincoln, Mercedes-Benz, MINI, BMW, Hyundai, Scion, Toyota, Lexus, Chevrolet, Buick, GMC and Honda. Additionally, Cadillac, Suzuki, Nissan and Kia have publicly announced their plans for future Pandora integrations.

Business Model

We derive the substantial majority of our revenue from the sale of display, audio and video advertising for delivery across our traditional computer-based, mobile and other connected device platforms. We also offer a paid subscription service to listeners, which we call Pandora One. While historically our revenue growth was principally attributable to selling display advertising through our traditional computer-based platform, the rapid adoption of our service on mobile and other connected devices is changing this mix. This expansion of our services also presents an opportunity for us to reach our audience anytime, anywhere they enjoy music, and therefore offer additional distribution channels to current and potential advertisers for delivery of their advertising messages.

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

•

Content Acquisition Expenses. Listener hours drive substantially all of our content acquisition expenses. With respect to each sound recording streamed to each listener, we pay royalties to the copyright owners both of sound recordings and of the underlying musical works, subject to certain exclusions, and we record these royalties as content acquisition expenses. Under U.S. law, we are guaranteed the right to stream any lawfully released sound recordings. Royalties for sound recordings are negotiated with and paid through SoundExchange. Royalties for musical works are negotiated with and paid through publishing companies such as Entertainment World Inc. or EMI; or performance rights organizations such as the American Society of Composers, Authors and Publishers, or ASCAP; Broadcast Music, Inc., or BMI; and SESAC Inc. or SESAC. Royalties are calculated using negotiated rates documented in master royalty agreements and based on sound recordings streamed, revenue earned or other usage measures. If we cannot agree on royalty rates, the dispute will be resolved by the Copyright Royalty Board, or CRB, in the case of SoundExchange, and by the rate court in the case of ASCAP and BMI. In May 2011, we started streaming spoken word comedy content, for which the underlying literary works are not currently entitled to eligibility for licensing by any performing rights organization for the United States. Rather, pursuant to industry-wide custom and practice, this content is performed absent a specific license from any such performing rights organization, however we pay royalties to SoundExchange at federally negotiated rates for the right to stream this spoken word comedy content.

Given the royalty structures in effect with respect to content acquisition, our content acquisition costs increase with each additional listener hour, subject to certain exclusions, regardless of whether we are able to generate more revenue. As such, our ability to achieve operating leverage depends on our ability to increase our revenue per hour of streaming through increased advertising sales.

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

In fiscal 2011 and 2012, we substantially increased our expenditures for product development, marketing and sales and general and administrative expenses to generate growth and provide support infrastructure for that anticipated growth. We expect increased levels of operating expenses into the future.

Our total revenue has grown from $51.0 million in the three months ended April 30, 2011 to $80.8 million in the three months ended April 30, 2012. At the same time, our total cost and expenses have grown from $56.2 million in the three months ended April 30,

2011 to $100.9 million in the three months ended April 30, 2012, principally as a result of the growth in content acquisition expenses. As the volume of music we stream to listeners increases, our content acquisition expense will also increase, regardless of whether we are able to generate more revenue. In addition, we expect to invest heavily in our operations to support anticipated future growth. As a result of these factors, we expect to continue to incur operating losses on an annual basis through at least the end of fiscal 2013.

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

The tables below set forth our listener hours for the three months ended April 30, 2011 and 2012 and our active users as of January 31 and April 30, 2012.

	Three Months Ended April 30,
	2011	2012
Listener hours (in billions)	1.61	3.09

	As of January 31, 2012	As of April 30, 2012
Active users (end of period, in millions)	47.6	51.9

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

For the three months ended April 30, 2011 and 2012, respectively, advertising revenue accounted for 86% and 87% of our total revenue. We expect that advertising will comprise a substantial majority of revenue for the foreseeable future.

Subscription Services and Other Revenue. We generate subscription revenue through the sale and activation of access to a premium version of the Pandora service for $36 per year or, on some devices, $4 per month, which currently includes an ad free environment and, on devices that support it, higher quality audio. We receive the full amount of the subscription payment, net of any applicable commissions and processing fees at the time of sale; however, subscription revenue is recognized on a straight-line basis over the subscription period. For the three months ended April 30, 2011 and 2012, subscription services and other revenue accounted for 14% and 13%, respectively, of our total revenue.

Deferred Revenue. Our deferred revenue consists principally of both prepaid but unrecognized subscription revenue and advertising fees received or billed in advance of the delivery or completion of the delivery of services. Deferred revenue is recognized as revenue when the services are provided and all other revenue recognition criteria have been met.

Costs and Expenses

Costs and expenses consist of cost of revenue, product development, marketing and sales, general and administrative and content acquisition expenses. Content acquisition expenses are the most significant component of our costs and expenses followed by employee-related costs, which includes stock-based compensation expenses. We expect to continue to hire employees in order to support our anticipated growth. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue. We anticipate that our costs and expenses will increase in the future.

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

Product Development. Product development expenses consist of employee compensation, information technology, consulting, facilities-related expenses and costs associated with supporting consumer connected-device manufacturers in implementing our service in their products. We incur product development expenses primarily for improvements to our website and the Pandora app, development of new advertising products and development and enhancement of our personalized station(s) generating system. We have generally expensed product development as incurred. Certain website development and internal use software development costs may be capitalized when specific criteria are met. In such cases, the capitalized amounts are amortized over the useful life of the related application once the application is placed in service. We intend to continue making significant investments in developing new products and enhancing the functionality of our existing products.

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

General and Administrative. General and administrative expenses include employee and employee-related costs consisting of salaries and benefits for finance, accounting, legal, internal information technology and other administrative personnel. In addition, general and administrative expenses include professional services costs for outside legal and accounting services, and infrastructure costs for facility, supporting overhead costs and merchant and other transaction costs, such as credit card fees. We expect to incur additional expenses in future periods as we continue to invest in corporate infrastructure, including adding personnel and systems to our finance and administrative functions. We expect to continue to incur expenses associated with being a public company, including increased legal and accounting costs, investor relations costs and compliance costs in connection with section 404 of the Sarbanes-Oxley Act.

Content Acquisition. Content acquisition expenses principally consist of royalties payable for streaming music or other content to our listeners. Royalties are calculated using negotiated rates documented in master royalty agreements and are based on both percentage of revenue and listener metrics. The majority of our royalties are payable based on a fee per track, while in other cases our royalties are payable based on a percentage of our revenue.

We periodically test our royalty calculation methods to ensure we are accurately reporting and paying royalties. The performance rights organizations have the right to audit our playlist and payment records, and any such audit could result in disputes over whether we have paid the proper royalties. If such a dispute were to occur, we could be required to pay additional royalties, and the amounts involved could be material.

For royalty arrangements under negotiation, we accrue for estimated royalties based on the available facts and circumstances and adjust these estimates as more information becomes available. The results of any finalized negotiation may be materially different from our estimates.

In 2009 we, together with other webcasters, negotiated new royalty rates on performances with SoundExchange for calendar years 2006 to 2015. The agreement reduced rates originally established by the Copyright Royalty Board for calendar years 2006 to 2010 and established new rates for calendar years 2011 to 2015.

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

	Three Months Ended April 30,
	2011(2)	2012(2)
	(unaudited)
Revenue:
Advertising	86%	87%
Subscription services and other	14	13

Total revenue	100	100
Costs and expenses:
Cost of revenue(1)	9	9
Product development(1)	5	5
Marketing and sales(1)	25	29
General and administrative(1)	14	13
Content acquisition	57	69

Total costs and expenses	110	125

Loss from operations	(10)	(25)
Other income (expense):
Interest income	—	—
Interest expense	—	—
Other expense, net	(3)	—

Loss before provision for income taxes	(13)	(25)
Provision for income taxes	—	—

Net Loss	(13)%	(25)%

(2)	Amounts may not sum due to rounding.
(1)	Includes stock-based compensation as follows:

Cost of revenue	0.1%	0.3%
Product development	0.3	1.2
Marketing and sales	0.8	3.6
General and administrative	0.5	1.6

Comparison of the Three Months Ended April 30, 2011 and 2012

Revenue

	Three Months Ended April 30,
	2011	2012	$ Change
	(in thousands)
Advertising	$43,661	$70,597	$26,936
Subscription services and other	7,379	10,187	2,808

Total revenue	$51,040	$80,784	$29,744

Three months ended 2011 compared to 2012. Advertising revenue increased $26.9 million due to an increase in the number of advertising campaigns enabled by higher listener hours across our traditional computer as well as mobile and other connected device platforms, and by an increase in the size of our sales force as compared to the prior year period. Subscription revenue increased $2.8 million due to an increase in the number of subscribers.

Costs and Expenses

Cost of Revenue

	Three Months Ended April 30,
	2011	2012	$ Change
	(in thousands)
Cost of revenue	$4,360	$6,917	$2,557

Three months ended 2011 compared to 2012. Cost of revenue increased $2.6 million primarily due to a $0.9 million increase in hosting services costs as a result of a 92% increase in listener hours, $0.8 million higher employee-related expenses driven primarily by a 45% increase in headcount and $0.6 million due to higher infrastructure costs.

Product Development

	Three Months Ended April 30,		$ Change
	2011	2012
	(in thousands)
Product development	$2,731	$4,119	$1,388

Three months ended 2011 compared to 2012. Product development expenses increased $1.4 million primarily due to $1.5 million higher employee-related expenses driven by a 30% increase in headcount, partially offset by lower professional services fees.

Marketing and Sales

	Three Months Ended April 30,		$ Change
	2011	2012
	(in thousands)
Marketing and sales	$12,964	$23,460	$10,496

Three months ended 2011 compared to 2012. Marketing and sales expenses increased $10.5 million primarily due to an $8.7 million increase in employee-related expenses driven by a 75% increase in headcount along with an increase in external sales and marketing expenses of $1.2 million related to marketing events and marketing research.

General and Administrative

	Three Months Ended April 30,		$ Change
	2011	2012
	(in thousands)
General and administrative	$6,943	$10,612	$3,669

Three months ended 2011 compared to 2012. General and administrative expenses increased $3.7 million primarily due to a $2.4 million increase in employee-related expenses driven by a 44% increase in headcount and higher overall compensation, and a $0.9 million increase in professional services fees.

Content Acquisition

	Three Months Ended April 30,		$ Change
	2011	2012
	(in thousands)
Content acquisition	$29,158	$55,818	$26,660

Three months ended 2011 compared to 2012. Content acquisition expenses increased $26.7 million due to increased royalty payments driven by increased listener hours, higher royalty rates due to scheduled rate increases and higher revenue.

Other Income (Expense)

	Three Months Ended April 30,
	2011	2012	$ Change
	(in thousands)
Interest income	$2	$32	$30
Interest expense	(109)	(124)	(15)
Other income (expense)	(1,509)	—	1,509

Total other expense	$(1,616)	$(92)	$1,524

Three months ended 2011 compared to 2012. Total other expenses decreased $1.5 million due to the absence in the 2012 period of expenses related to the remeasurement of the fair value of our preferred stock warrants which existed as of April 30, 2011 but were converted into shares of common stock upon the closing of our IPO on June 20, 2011.

Provision for Income Taxes

Three months ended 2011 compared to 2012. For the three months ended April 30, 2012 the Company recorded a tax benefit of $6,000 compared to a tax expense of $22,000 for the three months ended April 30, 2011. The difference was primarily driven by changes in state tax statutes which resulted in lower tax obligations in some states.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements and as of April 30, 2012 we had no such arrangements. There has been no material change in our contractual obligations other than in the ordinary course of business since our fiscal year ended January 31, 2012.

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

In addition, expenditures by advertisers tend to be cyclical and discretionary in nature, reflecting overall economic conditions, the economic prospects of specific advertisers or industries, budgeting constraints and buying patterns and a variety of other factors, many of which are outside our control. For example, an advertiser which accounted for more than 10% of our advertising revenue for the first two quarters of fiscal 2012 did not meet this threshold for the first quarter of fiscal 2013. As a result of these and other factors, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

Liquidity and Capital Resources

As of April 30, 2012 we had cash, cash equivalents and short-term investments totaling $80.6 million, which consisted of cash and money market funds held at major financial institutions, debt instruments of the U.S. government and its agencies, commercial paper and investment-grade corporate debt securities. Our principal uses of cash during the three months ended April 30, 2012 were funding our operations and capital expenditures.

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

Credit Facility. On May 13, 2011, we entered into a $30 million credit facility with a syndicate of financial institutions. The amount of borrowings available under the credit facility at any time is based on our monthly accounts receivable balance at such time, and the amounts borrowed are collateralized by our personal property (including such accounts receivable but excluding intellectual property. Under the credit facility, we can request up to $5 million in letters of credit be issued by the financial institutions.

As of April 30, 2012, the Company had $520,000 in letters of credit outstanding and had $29.48 million of available borrowing capacity under the credit facility. On December 30, 2011, the Company entered into a cash collateral agreement in connection with the issuance of letters of credit which were used to satisfy deposit requirements under facility leases. As of April 30, 2012, the $520,000 cash collateral was considered to be restricted cash. The amount is included in other assets on the Company’s balance sheet.

Capital Expenditures

Consistent with previous periods, future capital expenditures will primarily focus on acquiring additional hosting and general corporate infrastructure. Based on current estimates, we believe that our anticipated capital expenditures will be adequate to implement our current plans.

Historical Trends

The following table summarizes our cash flow data for the three months ended April 30, 2011 and 2012.

	Three Months Ended April 30,
	2011	2012
	(in thousands) (unaudited)
Net cash provided by (used in) operating activities	$2,775	$(10,580)
Net cash provided by (used in) investing activities	(2,086)	9,216
Net cash provided by (used in) financing activities	(19)	1,928

Operating Activities

In the three months ended April 30, 2011, net cash provided by operating activities was $2.8 million including our net loss of $6.8 million and non-cash charges of $3.2 million. In addition, cash inflows from changes in operating assets and liabilities included an increase in accrued royalties of $3.0 million due to the timing of royalty payments and an increase in the number of listeners, an increase in accrued compensation of $2.8 million related to higher employee bonus compensation due to higher revenue, and an increase in deferred revenue of $1.5 million primarily related to an increase in customers purchasing subscriptions for Pandora One, partially offset by cash outflows of $1.4 million in prepaid expenses and other assets primarily related to deferred costs associated with this offering.

In the three months ended April 30, 2012, net cash used in operating activities was $10.6 million, including our net loss of $20.2 million and non-cash charges of $7.2 million. Net cash used in operating activities included $3.8 million higher accounts receivable primarily due to increased billings, and $2.4 lower accrued compensation due commission and bonus payments, partially offset by $4.3 million higher accrued royalties due to an increase in listening hours and scheduled royalty rate increases, $2.5 million higher deferred revenue due to an increase in customers purchasing subscriptions for Pandora One and a $1.2 million reimbursement of leasehold improvement costs related to our Oakland, California facility.

Investing Activities

Cash used in investing activities in the three months ended April 30, 2011 was $2.1 million consisting primarily of capital expenditures for server equipment.

Cash provided by investing activities in the three months ended April 30, 2012 was $9.2 million consisting of $28.1 million in maturities of short-term investments, partially offset by $17.6 million in purchases of short-term investments and $1.2 million in capital expenditures primarily related to leasehold improvements.

Financing Activities

Cash used in financing activities in the three months ended April 30, 2011 was $19,000 consisting of repayment of debt of $0.2 million partially offset by proceeds from the issuance of common stock of $0.1 million.

Cash provided by financing activities in the three months ended April 30, 2012 was $1.9 million consisting of proceeds from issuance of common stock.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the condensed consolidated financial statements. We believe that our critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the condensed consolidated financial statements.

There have been no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2012. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2012.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended April 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The material set forth in Note 5 of Notes to Condensed Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before deciding to invest in our common stock, you should carefully consider each of the risk factors described in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012 and all information set forth in this Quarterly Report on Form 10-Q. Those risks and the risks described in this Quarterly Report on Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” could materially harm our business, financial condition, operating results, cash flow and prospects. If that occurs, the trading price of our common stock could decline, and you may lose all or part of your investment.

There have been no material changes to the Risk Factors described under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012, other than:

If music publishers withdraw all or a portion of their digital music catalogs from performing rights organizations, we may be forced to enter into direct licensing agreements with these publishers at rates higher than those we currently pay, or we may be unable to reach agreement with these publishers at all, which could adversely affect our business, financial condition and results of operations.

If music publishers withdraw all or a portion of their catalogs from performing rights organizations (or “PROs”) such as ASCAP, BMI or SESAC, we may no longer be able to obtain licenses for such publisher’s withdrawn catalogs. Under these circumstances, digital music webcasters, such as Pandora, who have been able to secure licenses for such publisher’s musical compositions would need to enter into direct licensing arrangements with music publishers. Although we continue to be licensed by the PROs, it is currently unclear what specific effect a publisher’s limited withdrawal from a PRO would have on us. For example, EMI withdrew its catalog from ASCAP in May 2011, and as a result we entered into a separate license agreement with EMI in March 2012. If we are unable to reach an agreement with respect to the repertoire of any music publisher who withdraws all or a portion of its catalog(s) from a PRO, or if we are forced to enter into direct licensing agreements with publishers at rates higher than those currently set by the PROs (or the U.S. District Court having supervisory authority over ASCAP and BMI) for the performance of musical works, our ability to stream music content to our listeners may be limited or our operating costs may significantly increase, which could adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2011, our registration statement on Form S-1 (File No. 333-172215) was declared effective for our initial public offering (“IPO”). There have been no changes regarding the use of proceeds from our IPO from the disclosure in our Annual Report on Form 10-K for the fiscal year ended January  31, 2012.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By	Filed Herewith

10.19†	Offer Letter with Simon Fleming-Wood, dated August 5, 2011						X

10.20†	2013 Corporate Incentive Plan						X

10.21†	Stock Option Agreement with Joseph Kennedy, dated March 22, 2012						X

31.01	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act						X

31.02	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act						X

32.01	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act						X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By	Filed Herewith

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Balance Sheets as of April 30, 2012 and January 31, 2012, (ii) Condensed Statements of Operations for the Three Months ended April 30, 2012 and 2011, (iii) Condensed Statements of Cash Flows for the Three Months ended April 30, 2012 and 2011 and (iv) Notes to Condensed Financial Statements						X

†	Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Pandora Media, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANDORA MEDIA, INC.

Date: June 1, 2012	By:	/s/ Steven Cakebread
Steven Cakebread
Executive Vice President and Chief
Financial Officer

(Duly Authorized Officer and Principal Financial and
Accounting Officer)