Form 10-Q
period 2012-07-31
Pandora Media, Inc.
filed 2012-09-04
CIK 1230276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of registrant’s common stock outstanding as of August 29, 2012 was: 168,878,677.

Pandora Media, Inc.

FORM 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Pandora Media, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	As of January 31, 2012	As of July 31, 2012
Assets
Current assets:
Cash and cash equivalents	$44,126	$49,539
Short-term investments	46,455	32,758
Accounts receivable, net of allowances of $590 and $418 at January 31 and July 31, 2012, respectively	66,738	80,387
Prepaid expenses and other current assets	2,806	3,551
Total current assets	160,125	166,235
Property and equipment, net	15,576	16,104
Other assets	2,314	2,154
Total assets	$178,015	$184,493
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,053	$3,473
Accrued liabilities	3,838	4,440
Accrued royalties	33,822	40,353
Deferred revenue	19,232	24,145
Accrued compensation	11,962	14,572
Total current liabilities	70,907	86,983
Other long-term liabilities	2,568	3,292
Total liabilities	73,475	90,275
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of January 31 and July 31, 2012, respectively; no shares issued and outstanding as of January 31 and July 31, 2012	—	—
Common stock, $0.0001 par value: 1,000,000,000 shares authorized as of January 31 and July 31, 2012, respectively; 163,569,361 and 168,452,486 shares issued and outstanding as of January 31 and July 31, 2012, respectively	16	17
Additional paid-in capital	205,955	221,272
Accumulated deficit	(101,426)	(127,069)
Accumulated other comprehensive loss	(5)	(2)
Total stockholders’ equity	104,540	94,218
Total liabilities and stockholders’ equity	$178,015	$184,493

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2012	2011	2012
Revenue:
Advertising	$58,258	$89,384	$101,919	$159,981
Subscription services and other	8,708	11,883	16,087	22,070
Total revenue	66,966	101,267	118,006	182,051
Costs and expenses:
Cost of revenue — Content acquisition costs	33,723	60,522	62,881	116,340
Cost of revenue - Other	5,460	7,514	9,820	14,431
Product development	3,426	4,475	6,157	8,594
Marketing and sales	14,502	23,457	27,466	46,917
General and administrative	8,410	10,602	15,353	21,214
Total costs and expenses	65,521	106,570	121,677	207,496
Income (loss) from operations	1,445	(5,303)	(3,671)	(25,445)
Other income (expense):
Interest income	1	25	3	57
Interest expense	(261)	(136)	(370)	(260)
Other expense, net	(2,976)	—	(4,485)	—
Loss before provision for income taxes	(1,791)	(5,414)	(8,523)	(25,648)
Income tax benefit (expense)	(21)	(1)	(43)	5
Net loss	(1,812)	(5,415)	(8,566)	(25,643)
Accretion of redeemable convertible preferred stock	(40)	—	(110)	—
Increase in cumulative dividends payable upon conversion or liquidation of redeemable convertible preferred stock	(1,328)	—	(3,648)	—
Net loss attributable to common stockholders	$(3,180)	$(5,415)	$(12,324)	$(25,643)
Basic and diluted net loss per share attributable to common stockholders	$(0.04)	$(0.03)	$(0.25)	$(0.15)
Weighted-average number of shares used in computing per share amounts	82,389	167,429	49,204	166,428

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2012	2011	2012
Net loss	$(1,812)	$(5,415)	$(8,566)	$(25,643)
Other comprehensive loss:
Change in net unrealized losses on marketable securities	—	—	—	3
Other comprehensive loss:	(1,812)	(5,415)	(8,566)	(25,640)
Total comprehensive loss	$(1,812)	$(5,415)	$(8,566)	$(25,640)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2011	2012
Operating Activities
Net loss	$(8,566)	$(25,643)
Adjustments to reconcile net loss to net cash provided (used in) by operating activities:
Depreciation and amortization	1,715	3,336
Loss on disposition of assets	—	23
Stock-based compensation	3,064	11,537
Remeasurement of preferred stock warrants	4,499	—
Amortization of premium on investments	—	192
Amortization of debt issuance cost and debt discount	58	132
Changes in assets and liabilities:
Accounts receivable	(9,223)	(13,649)
Prepaid expenses and other assets	(960)	(676)
Accounts payable and accrued liabilities	(1,138)	1,717
Accrued royalties	6,434	6,531
Accrued compensation	3,820	2,610
Deferred revenue	3,293	4,913
Reimbursement of cost of leasehold improvements	375	1,243
Net cash provided (used in) by operating activities	3,371	(7,734)
Investing Activities
Purchases of property and equipment	(5,371)	(3,887)
Purchase of short-term investments	—	(35,093)
Maturities of short-term investments	—	48,560
Net cash provided by (used) in investing activities	(5,371)	9,580
Financing Activities
Repayments of debt	(7,596)	—
Proceeds from exercise of preferred stock warrants	165	—
Proceeds from initial public offering net of offering costs	91,666	—
Proceeds from issuance of common stock	654	3,567
Payment of dividends to preferred stockholders at initial public offering	(30,630)	—
Net cash provided by financing activities	54,259	3,567
Net increase in cash and cash equivalents	52,259	5,413
Cash and cash equivalents at beginning of period	43,048	44,126
Cash and cash equivalents at end of period	$95,307	$49,539

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

Certain changes in presentation have been made to conform prior period presentation to current period reporting of the Company’s content acquisition costs which are now included as a separate line item component of Cost of Revenue in the Company’s Income Statement.

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

Concentration of Credit Risk

For the three and six months ended July 31, 2011, the Company had one customer that accounted for 16% and 14%, respectively of the Company’s total revenue. For the three and six months ended July 31, 2012, the Company had no customers that accounted for more than 10% of the Company’s total revenue.

As of January 31 and July 31, 2012, the Company had no customers that accounted for more than 10% of the Company’s total accounts receivable.

Recently Issued Accounting Standards

Effective February 1, 2012, the Company adopted Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” The ASU updates the accounting guidance to clarify and align Fair Value Measurement within U.S. GAAP and International Financial Reporting Standards. In addition, the ASU updates certain requirements for measuring fair value and for disclosure around fair value measurement. It does not require additional fair value measurements and the ASU was not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 did not have a significant impact on the Company’s consolidated balance sheets or statements of operations.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

3.                       Composition of Certain Financial Statement Captions

Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consisted of the following:

	As of January 31, 2012	As of July 31, 2012
	(in thousands)
Cash and cash equivalents:
Cash	$6,604	$13,107
Money market funds	31,614	31,932
Commercial paper	2,893	3,000
Corporate debt securities	3,015	1,500
Total cash and cash equivalents	$44,126	$49,539
Short-term investments:
Commercial paper	$27,587	$19,944
Corporate debt securities	17,968	10,314
U.S. agency notes	900	2,500
Total short-term investments	$46,455	$32,758
Cash, cash equivalents and short-term investments	$90,581	$82,297

The Company’s short-term investments have maturities of less than 12 months and are classified as available for sale. As of January 31 and July 31, 2012 the cost basis of the Company’s cash and cash equivalents approximated their fair values and as a result, no unrealized gains or losses were recorded as of January 31 and July 31, 2012.

The following tables summarize the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of January 31 and July 31, 2012 (in thousands).

	As of January 31, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$31,614	$—	$—	$31,614
Commercial paper	30,481	—	(1)	30,480
Corporate debt securities	20,987	1	(5)	20,983
U.S. agency notes	900	—	—	900
Total cash equivalents and marketable securities	$83,982	$1	$(6)	$83,977

	As of July 31, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$31,932	$—	$—	$31,932
Commercial paper	22,944	—	—	22,944
Corporate debt securities	11,816	1	(3)	11,814
U.S. agency notes	2,500	—	—	2,500
Total cash equivalents and marketable securities	$69,192	$1	$(3)	$69,190

The Company’s investment policy requires investments to be investment grade, primarily rated “A1” by Standard & Poor’s or “P1” by Moody’s or better for short-term investments, with the objective of minimizing the potential risk of principal loss. In addition, the investment policy limits the amount of credit exposure to any one issuer.

The unrealized losses on the Company’s available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. As of July 31, 2012, the Company owned 16 securities that were in an unrealized loss position. The Company does not intend nor expect to need to sell these securities before recovering the associated unrealized losses. It expects to recover the full carrying value of these securities. As a result, no portion of the unrealized losses at July 31, 2012 is deemed to be other-than-temporary and the unrealized losses are not deemed to be credit losses. No available-for-sale securities have been in an unrealized loss position for 12 months or more. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three months ended July 31, 2012, the Company did not recognize any impairment charges.

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

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 — Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 — Inputs lack observable market data to corroborate management’s estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. As of January 31 and July 31, 2012 the Company did not hold any Level 3 assets.

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available.

The fair value of these financial assets and liabilities was determined using the following inputs at January 31 and July 31, 2012:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
		(in thousands)
Fair values as of January 31, 2012
Assets:
Money market funds	$31,614	$—	$31,614
Commercial paper	—	30,480	30,480
Corporate debt securities	—	20,983	20,983
U.S. agency notes	—	900	900
Total assets measured at fair value	$31,614	$52,363	$83,977
Fair values as of July 31, 2012
Assets:
Money market funds	$31,932	$—	$31,932
Commercial paper	—	22,944	22,944
Corporate debt securities	—	11,814	11,814
U.S. agency notes	—	2,500	2,500
Total assets measured at fair value	$31,932	$37,258	$69,190

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

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

5.                       Commitments and Contingencies

Legal Proceedings

Pandora has been in the past, and continues to be, a party to privacy and patent infringement litigation which has consumed, and may continue to consume, financial and managerial resources. The Company is also from time to time subject to various other legal proceedings and claims arising in the ordinary course of its business. Management believes that the liabilities associated with these cases, while possible, are not probable, and therefore the Company has not recorded any accrual for these as of January 31, 2012 and July 31, 2012. Further, any possible range of loss cannot be reasonably estimated at this time. The Company does not believe the ultimate resolution of any pending legal matters is likely to have a material adverse effect on its business, financial position, results of operations or cash flows.

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

In April 2011, Augme Technologies, Inc. filed a complaint in the United States District Court for the District of Delaware against Pandora alleging patent infringement. The complaint alleges that Pandora infringes an Augme patent and seeks injunctive relief and monetary damages. The parties are currently engaged in pretrial discovery.

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

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

6.                       Income Taxes

For the three and six months ended July 31, 2011 the Company recorded income tax expenses of approximately $21,000 and $43,000, respectively. For the three months ended July 31, 2012 the Company recorded income tax expenses of approximately $1,000.  For the six months ended July 31, 2012 the Company recorded an income tax benefit of approximately $5,000.  The effective tax rates for the three and six months ended July 31, 2012 were less than one percent based on the estimated tax loss for the fiscal year.

There were no material changes to the unrecognized tax benefits in the three and six months ended July 31, 2012 and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, all years remain open to tax audit.

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

As of July 31, 2012, the Company had $520,000 in letters of credit outstanding and had $29.48 million of available borrowing capacity under the credit facility. On December 30, 2011, the Company entered into a cash collateral agreement in connection with the issuance of letters of credit which were used to satisfy deposit requirements under facility leases. As of July 31, 2012, the $520,000 cash collateral was considered to be restricted cash. The amount is included in other assets on the Company’s balance sheet.

Total debt issuance costs associated with the credit facility were $1.0 million, which are being amortized as interest expense over the four-year term of the credit facility agreement. For the three and six months ended July 31, 2012, $0.1 million and $0.1 million, respectively, of debt issuance costs were amortized and included in interest expense.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

8.                       Stock-based Compensation Plans and Awards

The Company’s 2011 Equity Incentive Plan (the “2011 Plan”) provides for the issuance of stock options, restricted stock units and other stock-based awards. Each fiscal year, (beginning with the fiscal year that commenced February 1, 2012 and ending with the fiscal year commencing February 1, 2021), the number of shares in the reserve under the 2011 Plan may be increased by the lesser of (x) 10,000,000 shares, (y) 4.0% of the outstanding shares of common stock on the last day of the prior fiscal year or (z) another amount determined by the Company’s board of directors. For the fiscal year beginning February 1, 2012, 4.0% of the outstanding shares of common stock as of January 31, 2012 were added to the number of shares in the reserve. The 2011 Plan is scheduled to terminate in 2021, unless the board of directors determines otherwise. The 2011 Plan is administered by the compensation committee of the board of directors of the Company.

Valuation of Awards

The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2012	2011	2012
Expected life (in years)	5.82-6.08	N/A	5.73-7.02	6.67
Risk-free interest rate	1.70-2.78%	N/A	1.70-3.30%	1.52%
Expected volatility	54%	N/A	54-57%	57%
Expected dividend yield	0%	N/A	0%	0%

Stock Options

No stock options were granted during the three months ended July 31, 2012.  A summary of stock option activity for the six months ended July 31, 2012 is as follows:

	Options Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate(1) Intrinsic Value
	(in thousands, except share and per share data)
Balance as of January 31, 2012	34,810,926	$2.43	$379,355
Granted	1,350,000	10.63
Exercised	(4,732,848)	0.75
Cancelled	(991,217)	4.67
Balance as of July 31, 2012	30,436,861	$2.99	$223,993
Equity awards available for grant at July 31, 2012	14,274,993

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

During the three and six months ended July 31, 2012, the Company recorded stock-based compensation expense related to RSUs of approximately $2.3 million and $4.1 million, respectively. As of July 31, 2012, total compensation cost not yet recognized of approximately $37.4 million related to non-vested RSUs, is expected to be recognized over a weighted average period of 3.40 years.

The following table summarizes the activities for our RSUs for the six months ended July 31, 2012:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at January 31, 2012	1,426,975	$12.03
Granted	2,265,800	11.76
Vested	(4,200)	17.78
Canceled	(97,733)	12.73
Unvested at July 31, 2012	3,590,842	$11.83

Stock Option Awards with Both a Service Period and a Market Condition

On March 22, 2012, Mr. Joseph Kennedy, the Company’s Chief Executive Officer, was granted a non-statutory stock option to purchase 800,000 shares of common stock. This option grant to Mr. Kennedy was intended to be in lieu of an annual equity grant for fiscal 2014. This option includes both a service period and a market vesting condition. The stock option will vest if the 60-day trailing volume weighted average price of the Company’s common stock exceeds $21.00 per share, or if there is a sale of the Company for at least $21.00 per share, in each case prior to July 6, 2017. If the market condition is met, the performance option will vest ratably over four years, beginning on July 6, 2013, subject to severance and change of control acceleration. To the extent that the market condition is not met, the option will not vest and will be cancelled. The Company used a binomial model to value the option with a market condition. The Company used Monte Carlo simulation techniques that incorporate assumptions as provided by management for the term of option from grant date (in years), risk-free interest rate, stock price volatility and beginning stock price. The Company does not adjust compensation cost recognition for subsequent changes in the expected outcome of the market-vesting conditions.

The following assumptions were used to value the grant using the Monte-Carlo simulation option pricing model: 10-year term, risk-free interest rate of 2.33%, expected volatility of 70% and a beginning stock price of $10.63. The grant-date fair value for the option was $6.08. As of July 31, 2012, the remaining unrecognized compensation expense of approximately $4.3 million related to this grant is expected to be recognized over a period of 4.9 years.

Stock-based Compensation Expenses

The weighted-average fair value of stock option grants was $8.58 and $4.50 for the three and six months ended July 31, 2011, respectively and $6.02 for the six months ended July 31, 2012. No stock options were granted during the three months ended July 31, 2012. As of July 31, 2012, total compensation cost related to stock options granted, but not yet recognized, was approximately $40.5 million which the Company expects to recognize over a weighted-average period of approximately 2.5 years.

The total grant date fair value of stock options vested during the three and six months ended July 31, 2011was $1.1 million and $1.8 million, respectively.  For the three and six months ended July 31, 2012 the total grant date fair value of stock options vested was $4.6 million and $8.0 million, respectively. The aggregate intrinsic value of all options and warrants exercised during the three and six months ended July 31, 2011 was $23.2 million and $27.5 million, respectively.  For the three and six months ended July 31, 2012 the aggregate intrinsic value of all options and warrants exercised was $19.2 million and $51.6 million, respectively.

Stock-based compensation expenses related to all employee and non-employee stock-based awards was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2012	2011	2012
	(unaudited)		(unaudited)
Stock-based compensation expenses:
Cost of revenue - Other	$148	$304	$212	$567
Product development	413	1,185	590	2,171
Marketing and sales	1,079	2,738	1,502	5,668
General and administrative	488	1,810	760	3,131

Total stock-based compensation, recorded in costs and expenses	$2,128	$6,037	$3,064	$11,537

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

9.                       Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period.

Diluted net income per share is computed by giving effect to all potential shares of common stock, including stock options, restricted stock units, convertible preferred stock warrants and redeemable convertible preferred stock, to the extent dilutive. Basic and diluted net loss per share was the same for the three months and six months ended July 31, 2011 and 2012 as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2012	2011	2012
Numerator

Net loss	$(1,812)	$(5,415)	$(8,566)	$(25,643)
Accretion of redeemable convertible preferred stock	(40)	—	(110)	—

Increase in cumulative dividends payable upon conversion or liquidation of redeemable convertible preferred stock	(1,328)	—	(3,648)	—
Net loss attributable to common stockholders	$(3,180)	$(5,415)	$(12,324)	$(25,643)

Denominator

Weighted-average common shares outstanding used in computing basic and diluted net loss per share	82,389	167,429	49,204	166,428
Net loss per share, basic and diluted	$(0.04)	$(0.03)	$(0.25)	$(0.15)

For the three and six months ended July 31, 2011 net loss was increased by the cumulative dividends payable upon conversion or liquidation of redeemable convertible preferred shares earned during the three and six months ended July 31, 2011 through the conversion at the close of the IPO in June 2011.

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive (in thousands):

	As of July 31,
	2011	2012
Options to purchase common stock	36,894	30,437
Warrants to purchase common stock	155	—
Restricted stock units	—	3,591
Total common stock equivalents	37,049	34,028

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

Overview

Pandora is the leader in internet radio in the United States, offering a personalized experience for each of our listeners. We have pioneered a new form of radio — one that uses intrinsic qualities of music to initially create stations and then adapts playlists in real-time based on the individual feedback of each listener. As of July 31, 2012, we had approximately 150 million registered users, which we define as the total number of accounts that have been created for our service at period end. As of July 31, 2012 approximately 100 million registered users have accessed Pandora through smartphones and tablets. For the three months ended July 31, 2012, we streamed 3.30 billion hours of radio and as of July 31, 2012, we had 54.9 million active users during the prior 30 day period. According to a June 2012 report by Triton, we have more than a 70% share of internet radio among the top 20 stations and networks in the United States. Since we launched our free, advertising-supported radio service in 2005 our listeners have created over 3.2 billion stations.

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

One key element of our strategy is to make the Pandora service available everywhere that there is internet connectivity. To this end, we partner with manufacturers of home entertainment systems and other consumer electronics products to integrate the Pandora service with their products. We also develop relationships with major automobile manufacturers and their suppliers to integrate the Pandora service with automobiles. We are currently available on models of BMW, Buick, Chevrolet, Ford, GMC, Honda, Hyundai, Lexus, Lincoln, Mercedes-Benz, MINI, Scion and Toyota. Additionally, Acura, Cadillac, Kia, Mazda, Nissan and Suzuki have publicly announced their plans for future Pandora integrations.

In June 2012, we entered into or reactivated agreements which allow Pandora to launch in New Zealand, Australia and the territories associated with the two countries.  These arrangements with PPNZ Music Licensing Limited, which represents recording artists and record companies, and activated with APRA/AMCOS, which represents songwriters, composers and publishers have not had a material effect on our results of operations to date.

Business Model

We derive the substantial majority of our revenue from the sale of display, audio and video advertising for delivery across our traditional computer-based, mobile and other connected device platforms. We also offer a paid subscription service which we call Pandora One. While historically our revenue growth was principally attributable to selling display advertising through our traditional computer-based platform, the rapid adoption of our service on mobile and other connected devices is changing this mix. This expansion of our services also presents an opportunity for us to reach our listeners anytime, anywhere they enjoy music, and therefore offer additional distribution channels to current and potential advertisers for delivery of their advertising messages.

Growth in our active users and distribution platforms has fueled a corresponding growth in listener hours. Our total number of listener hours is a key driver for both revenue generation opportunities and content acquisition expenses, which are the largest component of total costs.

•                  Revenue. Listener hours define the number of opportunities we have to sell advertisements, which we refer to as inventory. Our ability to attract advertisers depends in large part on our ability to offer sufficient inventory within desired demographics. In turn, our ability to generate revenue depends on the extent to which we are able to sell the inventory we have.

•         Cost of Revenue - Content Acquisition Costs. Listener hours drive substantially all of our content acquisition costs, although certain of our licensing agreements require us to pay fees for public performances based on a percentage of revenue.

With respect to each sound recording streamed to each listener, we pay royalties to the copyright owners both of sound recordings and of the underlying musical works, subject to certain exclusions, and we record these royalties as content acquisition costs. Under U.S. law, we are guaranteed the right to stream any lawfully released sound recordings. Royalties for sound recordings are negotiated with and paid through SoundExchange. Royalties for musical works are negotiated with and paid through publishing companies such as Entertainment World Inc. or EMI; or performance rights organizations such as the American Society of Composers, Authors and Publishers, or ASCAP; Broadcast Music, Inc., or BMI; and SESAC Inc. or SESAC. Royalties are calculated using negotiated rates documented in master royalty agreements and based on sound recordings streamed, revenue earned or other usage measures. If we cannot agree on royalty rates, the dispute will be resolved by the Copyright Royalty Board, or CRB, in the case of SoundExchange, and by the rate court in the case of ASCAP and BMI. In May 2011, we started streaming spoken word comedy content, for which the underlying literary works are not currently entitled to eligibility for licensing by any performing rights organization for the United States. Rather, pursuant to industry-wide custom and practice, this content is performed absent a specific license from any such performing rights organization, however we pay royalties to SoundExchange at federally negotiated rates for the right to stream this spoken word comedy content.

Given the royalty structures in effect with respect to the public performance of sound recordings in the United States, our content acquisition costs increase with each additional listener hour, regardless of whether we are able to generate more revenue. As such, our ability to achieve and sustain profitability and operating leverage depends on our ability to increase our revenue per hour of streaming through increased advertising sales across all of our delivery platforms.  To date, we have not been able to generate additional revenue from our advertising products as rapidly as we have been able to grow our listener hours on mobile and other connected devices, which have experienced significant growth.

As our mobile listenership increases, we face new challenges in optimizing our advertising products for delivery on mobile and other connected device platforms and monetizing inventory generated by listeners using these platforms. The mobile digital advertising market is nascent, with lower overall spending levels than traditional online advertising markets, and faces technical challenges due to fragmented platforms and lack of standard audience measurement protocols.

In addition, our strategy includes increasing the number of ad campaigns for traditional computer, mobile and other connected device platforms sold to local advertisers, placing us in more direct competition with broadcast radio for advertiser spending, especially for audio advertisements. By contrast, historically our display advertisers have been predominantly national brands. To successfully monetize our growing listener hours, we may have to convince a substantial base of local advertisers of the benefits of advertising on the Pandora service including demonstrating the effectiveness and relevance of our advertising products across the range of our delivery platforms.

In fiscal 2011 and 2012, we substantially increased our expenditures for product development, marketing and sales and general and administrative expenses to generate growth and provide support infrastructure for that anticipated growth. We expect increased levels of operating expenses into the future.

Our total revenue has grown from $67.0 million and $118.0 million in the three and six months ended July 31, 2011, respectively, to $101.3 million and $182.1 million in the three and six months ended July 31, 2012, respectively. At the same time, our total costs and expenses have grown from $65.5 million and $121.7 million in the three and six months ended July 31, 2011, respectively, to $106.6 and $207.5 million in the three and six months ended July 31, 2012, respectively, principally as a result of the growth in content acquisition costs. As the volume of music we stream to listeners in the United States increases, our content acquisition costs will also increase, regardless of whether we are able to generate more revenue. In addition, we expect to invest heavily in our operations to support anticipated future growth. One of our key objectives is furthering our market leadership in internet radio, which we believe will strengthen our brand and help us to convince advertisers to allocate spending towards our ad products. As such, a central focus is adding, retaining and engaging listeners to build market share and grow our listener hours. For the foreseeable future, we expect that there will be periods during which our ability to monetize listener hours will lag the growth in listener hours. While in the long-term, to the extent our business matures and our market leadership becomes more comprehensive, we expect that the growth rate in our listener hours will decline relative to our increased ability to monetize listener hours, we do not expect to be profitable on an annual basis in the near term.

Key Metrics:

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2012	2011	2012
Listener hours (in billions)	1.83	3.30	3.45	6.39

	As of January 31, 2012	As of July 31, 2012
Active users (end of period, in millions)	47.6	54.9

Advertising revenue per thousand listener hours

	Trailing Twelve Months Ended		Three Months Ended		Six Months Ended
	July 31,(1)		July 31,		July 31,
	2011	2012	2011	2012	2011	2012

Total	$33.6	$29.2	$35.3	$29.5	$32.8	$27.2
Traditional computer	65.2	56.9	69.9	57.1	62.2	51.6
Mobile and other connected devices	18.7	20.4	23.7	22.2	21.4	20.2

(1)   Trailing twelve months measure ad RPMs over the periods from August 1, 2010 to July 31, 2011 and from August 1, 2011 to July 31, 2012.

Listener Hours. We track listener hours because it is a key indicator of the growth of our business. We also track the number of active users as an additional indicator of the breadth of audience we are reaching at a given time, which is particularly important to potential advertisers.

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

Active Users. Active users are defined as the number of distinct registered users that have requested audio from our servers within the trailing 30 days to the end of the final calendar month of the period. The number of active users may overstate the number of unique individuals who actively use our service within a month as one individual may register for, and use, multiple accounts.

Ad RPMs. We track advertising revenue per thousand listener hours for our free, advertising supported service (“ad RPMs”) because it is a key indicator of our ability to monetize advertising inventory created by our listener hours. We focus on total ad RPMs across all of our delivery platforms. RPMs compare advertising revenue generated in a given period to advertising supported listener hours in the period, calculated on a trailing twelve months basis and we believe such total ad RPMs to be the central top-line indicator for evaluating the results of our monetization efforts. We calculate total ad RPMs by dividing advertising revenue we generate by the number of thousands of listener hours of our advertising-based service.

We also provide estimates of disaggregated total and ad RPMs for our traditional computer platform as well as our mobile and other connected devices platforms, which we calculate by dividing the estimated advertising revenue generated through the respective platforms by the number of thousands of listener hours of our advertising-based service delivered through such platforms. While we believe that such disaggregated RPMs provide directional insight for evaluating our efforts to monetize our service by platform, we do not validate disaggregated RPMs to the level of financial statement reporting. Such metrics should be seen as indicative only and as management’s best estimate. We continue to refine our systems and methodologies used to categorize RPMs across our delivery platforms. Period-to-period results should not be regarded as precise nor can they be relied upon as indicative of results for future periods. In addition, as our business matures and in response to technological evolutions, we anticipate that the relevant indicators we monitor for evaluating our business may change.

Total ad RPMs over the trailing twelve months ended July 31, 2012 and the three and six months ended July 31, 2012 decreased compared to the respective prior year periods due to the continuing shift in the platform mix between traditional computer and mobile and other connected devices as well as an increase in listener hours, in part the result of the effective elimination of the 40 hour per month free listening cap on traditional computers in September 2011 which created increased advertising inventory not fully offset by advertising sales.

Traditional computer ad RPMs over the trailing twelve months ended July 31, 2012 and in the three and six month periods ended July 31, 2012 decreased compared to the respective prior year periods, primarily due to listener hours growing at a faster pace than revenue due in part to the effective elimination of the 40 hour per month free listening cap which created increased listener hours not fully offset by increased advertising sales.

Mobile and other connected device ad RPMs over the trailing twelve months ended July 31, 2012 increased to approximately $20.4 from approximately $18.7 over the twelve months ended July 31, 2011 primarily due to mobile and connected device revenue growing at a faster pace than listening hours driven by our continued focus on monetizing our mobile inventory including the introduction of new advertising products for these devices.

Mobile and other connected device ad RPMs decreased to approximately $22.2 and $20.2 from approximately $23.7 and $21.4 in the three and six months ended July 31, 2012, compared to the three and six months ended July 31, 2011, respectively, primarily due to listener hours growing at a faster pace than revenue as well as the fact that the three and six month periods ended July 31, 2011 include revenue from one advertiser that accounted for 16% and 14%, respectively, of total revenue through premium sales.

Although we monitor RPM to evaluate our business, to provide additional context regarding the factors driving this ratio, total advertising revenue increased by approximately 69% during the trailing twelve months ended July 31, 2012, with advertising revenue on mobile and other connected devices increasing by approximately 138% and advertising revenue on traditional computers increasing by approximately 27%.  Total advertising revenue increased by 53% and 57% during the three and six months ended July 31, 2012, compared to the prior year periods, with advertising revenue on mobile and other connected devices increasing by approximately 81% and 92% respectively, and advertising revenue on traditional computers increasing by approximately 25% and 26% respectively.

In addition to ad RPMs, we also track total RPMs, which measures total revenue, including both advertising and subscription services and other revenue, compared to total listener hours.  We calculate total RPMs by dividing the estimated total revenue generated through the respective platforms by the total number of thousands of listener hours delivered through such platforms. While we believe that such disaggregated total RPMs provide directional insight for evaluating our efforts to monetize our service by platform, we do not validate disaggregated total RPMs to the level of financial statement reporting. Such metrics should be seen as indicative only and as management’s best estimate. Total RPMs over the trailing twelve months ended July 31, 2012 decreased to approximately $30.3 from approximately $34.9 over the trailing twelve months ended July 31, 2011.  Within this, mobile and other connected device total RPMs increased to approximately $21.5 from $19.8 and traditional computer total RPMs decreased to $54.0 from $61.3 over this same period.  These changes were driven by the same factors mentioned above within the discussion of ad RPMs.

Basis of Presentation

Revenue

Advertising Revenue. We generate advertising revenue primarily from display, audio and video advertising, which is typically sold on a cost-per-thousand impressions, or CPM, basis. Advertising campaigns typically range from one to 12 months, and advertisers generally pay us based on a minimum number of impressions delivered or the satisfaction of other criteria, such as click-throughs. We may earn referral revenue when, for example, a listener clicks on an advertisement and signs up for membership with an advertiser. We also have arrangements with advertising agencies and brokers pursuant to which we provide the ability to sell advertising inventory on our service directly to advertisers. We report revenue under these arrangements net of amounts due to agencies and brokers.

For the three months ended July 31, 2011 and 2012, respectively, advertising revenue accounted for 87% and 88% of our total revenue. For the six months ended July 31, 2011 and 2012, respectively, advertising revenue accounted for 86% and 88% of our total revenue. We expect that advertising will comprise a substantial majority of revenue for the foreseeable future.

Subscription Services and Other Revenue. We generate subscription revenue through the sale and activation of access to a premium version of the Pandora service for $36 per year or, on some devices, $4 per month, which currently includes an ad free environment and, on devices that support it, higher quality audio. We receive the full amount of the subscription payment, net of any applicable commissions and processing fees at the time of sale; however, subscription revenue is recognized on a straight-line basis over the subscription period. For the three months ended July 31, 2011 and 2012, subscription services and other revenue accounted for 13% and 12%, respectively, of our total revenue. For the six months ended July 31, 2011 and 2012, subscription services and other revenue accounted for 14% and 12%, respectively, of our total revenue.

Deferred Revenue. Our deferred revenue consists principally of both prepaid but unrecognized subscription revenue and advertising fees received or billed in advance of the delivery or completion of the delivery of services. Deferred revenue is recognized as revenue when the services are provided and all other revenue recognition criteria have been met.

Costs and Expenses

Costs and expenses consist of cost of revenue-content acquisition costs, costs of revenue-other, product development, marketing and sales, general and administrative. Content acquisition costs are the most significant component of our costs and expenses followed by employee-related costs, which includes stock-based compensation expenses. We expect to continue to hire employees in order to support our anticipated growth. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue. We anticipate that our costs and expenses will increase in the future.

Cost of Revenue - Content Acquisition Costs. Cost of Revenue -Content acquisition costs principally consist of royalties payable for streaming music or other content to our listeners. Royalties are calculated using negotiated rates documented in master royalty agreements and are based on both percentage of revenue and listener metrics. The majority of our royalties are payable based on a fee per track, while in other cases our royalties are payable based on a percentage of our revenue.

We periodically test our royalty calculation methods to ensure we are accurately reporting and paying royalties. Publishing companies such as EMI Entertainment World, Inc., (“EMI”), and the performance rights organizations have the right to audit our playlist and payment records, and any such audit could result in disputes over whether we have paid the proper royalties. If such a dispute were to occur, we could be required to pay additional royalties, and the amounts involved could be material.

For royalty arrangements under negotiation, we accrue for estimated royalties based on the available facts and circumstances and adjust these estimates as more information becomes available. The results of any finalized negotiation may be materially different from our estimates.

In 2009 we, together with other webcasters, negotiated new royalty rates for performances with SoundExchange for calendar years 2006 to 2015. The agreement reduced rates originally established by the Copyright Royalty Board for calendar years 2006 to 2010 and established new rates for calendar years 2011 to 2015.

Cost of Revenue - Other. Cost of revenue - Other consists of hosting costs, infrastructure and the employee and employee-related costs associated with supporting those functions. Hosting costs consist of content streaming, maintaining our internet radio service and creating and serving advertisements through third-party ad servers. Infrastructure costs consist of equipment, software, facilities and depreciation. We make payments to third-party ad servers for the period the advertising impressions or click-through actions are delivered or occur, and accordingly, we record this as a cost of revenue in the related period.

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

Provision for Income Taxes. Since our inception, we have been subject to income taxes only in the United States. Now that we have begun to expand our operations outside the United States, we will become subject to taxation based on the foreign statutory rates and our effective tax rate could fluctuate accordingly.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2011(2)	2012(2)	2011(2)	2012(2)
	(unaudited)		(unaudited)
Revenue:
Advertising	87%	88%	86%	88%
Subscription services and other	13	12	14	12
Total revenue	100	100	100	100
Costs and expenses:
Cost of revenue — Content acquisition costs	50	60	53	64
Cost of revenue — Other(1)	8	7	8	8
Product development(1)	5	4	5	5
Marketing and sales(1)	22	23	23	26
General and administrative(1)	13	10	13	12
Total costs and expenses	98	105	103	114
Income (loss) from operations	1	(5)	(3)	(14)
Other income (expense):
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other expense, net	(4)	—	(4)	—
Income (loss) before provision for income taxes	(3)	(5)	(7)	(14)
Provision for income taxes	—	—	—	—
Net income (loss)	(3)%	(5)%	(7)%	(14)%

(1)         Includes stock-based compensation as follows:

Cost of revenue - Other	0.2%	0.3%	0.2%	0.3%
Product development	0.6	1.2	0.5	1.2
Marketing and sales	1.6	2.7	1.3	3.1
General and administrative	0.7	1.8	0.6	1.7

(2)              Amounts may not sum due to rounding

Comparison of the Three and Six Months Ended July 31, 2011 and 2012

Revenue

	Three Months Ended July 31,			Six Months Ended July 31,
	2011	2012	$ Change	2011	2012	$ Change
	(in thousands)			(in thousands)
Advertising	$58,258	$89,384	$31,126	$101,919	$159,981	$58,062
Subscription services and other	8,708	11,883	3,175	16,087	22,070	5,983
Total revenue	$66,966	$101,267	$34,301	118,006	182,051	64,045

	Trailing Twelve Months Ended		Three Months Ended		Six Months Ended
	July 31,		July 31,		July 31,
	2011	2012	2011	2012	2011	2012

Total ad RPMs	$33.3	$29.2	$35.3	$29.5	$32.8	$27.2

Three months ended 2011 compared to 2012. Advertising revenue increased $31.1 million or approximately 54% in the three months ended July 31, 2012, primarily due to an approximate 112% increase in the number of ads delivered, partially offset by a decrease in the average price per ad of approximately 27% due to fluctuations in the sales distribution mix amongst, direct sales, third-party network sales, and other channels and the platform mix between traditional computer and mobile and other connected devices.  The increase in the number of ads delivered was primarily due to an increase in total listener hours of approximately 80% which increased the volume of advertising inventory as well as an increase in our sales force by approximately 80% year-over-year to sell such advertising inventory.  Subscription revenue increased $3.2 million due to an increase in the number of subscribers.

Six months ended 2011 compared to 2012. Advertising revenue increased $58.1 million or approximately 57% in the six months ended July 31, 2012, primarily due to an approximate 103% increase in the number of ads delivered, partially offset by the aforementioned decrease in the average price per ad of approximately 23% due to fluctuations in the sales distribution mix amongst, direct sales, third-party network sales, and other channels and the platform mix between traditional computer and mobile and other connected devices. The increase in the number of ads delivered was primarily due to an increase in total listener hours of approximately 85% which increased the volume of advertising inventory, as well as an increase in our sales force by approximately 80% year-over-year to sell such advertising inventory. Subscription revenue increased $6.0 million due to an increase in the number of subscribers.

Total ad RPMs over the trailing twelve months ended July 31, 2012 and three and six months ended July 31, 2012 decreased compared to the respective prior year periods primarily due to listener hours growing at a faster pace than revenue, in part the result of the effective elimination of the 40 hour per month free listening cap on traditional computers in September 2011 which created increased advertising inventory not fully offset by advertising sales, as well as a lower percentage of advertising inventory being sold directly to advertisers by Pandora’s sales team during the period ending July 31, 2012. This decrease in the percentage of advertising inventory being sold directly to advertisers by Pandora’s sales team was due in part to the fact that the three and six month periods ended July 31, 2011 included direct sales revenue from one advertiser that accounted for 16% and 14% respectively, of total revenue.

Costs and Expenses

Cost of Revenue - Content acquisition costs

	Three Months Ended July 31,			Six Months Ended July 31,
	2011	2012	$ Change	2011	2012	$ Change
	(in thousands)			(in thousands)
Cost of Revenue - Content acquisition costs	$33,723	$60,522	$26,799	$62,881	$116,340	$53,459

The following table presents our estimated content acquisition costs for our advertising-based service attributable to our traditional computer platform and our mobile and other connected devices platforms as percentages of the estimated advertising revenue attributable to such platforms.

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2012	2011	2012
Traditional computer	25%	32%	27%	35%
Mobile and other connected devices	72%	77%	79%	85%

The majority of our royalties are payable based on a fee per track, while in other cases our royalties are payable based on a percentage of our revenue. We estimate our advertising-based content acquisition costs attributable to specific platforms by allocating costs from royalties payable based on a fee per track to the platform for which the track is served and by allocating costs from royalties based on a percentage of our revenue in accordance with the overall percentage of our revenue estimated to be attributable to such platforms. While we believe that comparing disaggregated content acquisition costs and revenues across our delivery platforms may provide directional insight for evaluating our efforts to monetize the rapid adoption of our service on mobile and other connected devices, we do not validate such disaggregated metrics to the level of financial statement reporting.  We continue to refine our systems and methodologies used to categorize such metrics across our delivery platforms and the period-to-period comparisons of results are not necessarily indicative of results for future periods.

Three months ended 2011 compared to 2012. Content acquisition costs increased $26.8 million due to increased royalty payments driven by increased listener hours and higher royalty rates due to scheduled rate increases and higher revenue. Content acquisition costs as a percentage of total revenue increased from 50% to 60%, primarily due to the growth in listener hours on mobile devices for which we have not been able to as effectively generate revenue as compared to listener hours on traditional computers and to the rate increases. Estimated content acquisition costs as a percentage of the revenue attributable to our traditional computer platform increased from 25% to 32%, primarily due to the effective elimination of the 40 hour per month free listening cap on traditional computers, which created increased listener hours not fully offset by increased advertising sales, as well as the rate increases. Estimated content acquisition costs as a percentage of the revenue attributable to our mobile and other connected devices platforms increased from 72% to 77%, primarily due to an increase in listener hours on these platforms not fully offset by increased advertising sales, as well as the three months ending July 31, 2011 including revenue from one advertiser that accounted for 16% of total revenue made through premium sales.

Six months ended 2011 compared to 2012. Content acquisition costs increased $53.5 million due to increased royalty payments driven by increased listener hours and higher royalty rates due to scheduled rate increases and higher revenue. . Content acquisition costs as a percentage of total revenue increased from 53% to 64%, primarily due to the growth in listener hours on mobile devices for which we have not been able to as effectively generate revenue as compared to listener hours on traditional computers. Estimated content acquisition costs as a percentage of the revenue attributable to our traditional computer platform increased from 27% to 35%, primarily due to the effective elimination of the 40 hour per month free listening cap on traditional computers, which created increased listener hours not fully offset by increased advertising sales. Estimated content acquisition costs as a percentage of the revenue attributable to our mobile and other connected devices platforms increased from 79% to 85%, primarily due to an increase in listener hours on these platforms not fully offset by increased advertising sales, as well as the six months ended July 31, 2011 including revenue from one advertiser that accounted for 14 % of total revenue made through premium sales.

Cost of Revenue - Other

	Three Months Ended July 31,			Six Months Ended July 31,
	2011	2012	$ Change	2011	2012	$ Change
	(in thousands)			(in thousands)
Cost of revenue — Other	$5,460	$7,514	$2,054	$9,820	$14,431	$4,611

Three months ended 2011 compared to 2012. Cost of revenue increased $2.1 million primarily due to a $0.9 million increase in hosting services costs as a result of an 80% increase in listener hours, $0.4 million higher employee-related expenses driven primarily by a 24% increase in period ending headcount and $0.6 million due to higher infrastructure costs.

Six months ended 2011 compared to 2012. Cost of revenue increased $4.6 million primarily due to a $1.8 million increase in hosting services costs as a result of an 85% increase in listener hours, $1.2 million higher employee-related expenses driven primarily by a 24% increase in period ending headcount and $1.3 million due to higher infrastructure costs.

Product Development

	Three Months Ended July 31,			Six Months Ended July 31,
	2011	2012	$ Change	2011	2012	$ Change
	(in thousands)			(in thousands)
Product development	$3,426	$4,475	$1,049	$6,157	$8,594	$2,437

Three months ended 2011 compared to 2012. Product development expenses increased $1.0 million primarily due to $1.2 million higher employee-related expenses driven by a 14% increase in period ending headcount.

Six months ended 2011 compared to 2012. Product development expenses increased $2.4 million primarily due to $2.7 million higher employee-related expenses driven by a 14% increase in period ending headcount, partially offset by lower professional services fees.

Marketing and Sales

	Three Months Ended July 31,			Six Months Ended July 31,
	2011	2012	$ Change	2011	2012	$ Change
	(in thousands)			(in thousands)
Marketing and sales	$14,502	$23,457	$8,955	$27,466	$46,917	$19,451

Three months ended 2011 compared to 2012. Marketing and sales expenses increased $9.0 million primarily due to an $7.1 million increase in employee-related expenses driven by a 49% increase in period ending headcount along with an increase in external sales and marketing expenses of $1.1 million related to marketing events and marketing research and a $0.6 million increase in infrastructure costs.

Six months ended 2011 compared to 2012. Marketing and sales expenses increased $19.5 million primarily due to a $15.7 million increase in employee-related expenses driven by a 49% increase in period ending headcount along with a $2.3 million increase in external sales and marketing expenses related to marketing events and marketing research and a $1.3 million increase in infrastructure costs.

General and Administrative

	Three Months Ended July 31,			Six Months Ended July 31,
	2011	2012	$ Change	2011	2012	$ Change
	(in thousands)			(in thousands)
General and administrative	$8,410	$10,602	$2,192	$15,353	$21,214	$5,861

Three months ended 2011 compared to 2012. General and administrative expenses increased $2.2 million which was attributable to a 34% increase in period ending headcount.  Higher infrastructure costs were offset by lower professional services fees.

Six months ended 2011 compared to 2012. General and administrative expenses increased $5.9 million primarily due to a $4.6 million increase in employee-related expenses driven by a 34% increase in period ending headcount and a $0.6 million increase in professional services fees.

Other Income (Expense)

	Three Months Ended July 31,			Six Months Ended July 31,
	2011	2012	$ Change	2011	2012	$ Change
	(in thousands)			(in thousands)
Interest income	$1	$25	$24	$3	$57	$54
Interest expense	(261)	(136)	125	(370)	(260)	110
Other income (expense)	(2,976)	—	2,976	(4,485)	—	4,485
Total other expense	$(3,236)	$(111)	$3,125	$(4,852)	$(203)	$4,649

Three months ended 2011 compared to 2012. Total other expenses decreased $3.1 million due to the absence in the 2012 period of expenses related to the remeasurement of the fair value of our preferred stock warrants which were exercised and converted to shares of common stock or converted into warrants for shares of common stock upon the closing of our IPO on June 20, 2011.

Six months ended 2011 compared to 2012. Total other expenses decreased $4.6 million due to the absence in the 2012 period of expenses related to the remeasurement of the fair value of our preferred stock warrants which were exercised and converted to shares of common stock or converted into warrants for shares of common stock upon the closing of our IPO on June 20, 2011.

Provision for Income Taxes

Three months ended 2011 compared to 2012. For the three months ended July 31, 2011 and 2012 the Company recorded income tax expenses of approximately $21,000 and $1,000, respectively.  The difference was primarily driven by changes in state tax statutes which resulted in lower tax obligations in some states.

Six months ended 2011 compared to 2012. For the six months ended July 31, 2011 the Company recorded income tax expenses of approximately $43,000 compared to an income tax benefit of approximately $5,000 recorded in the six months ended July 31, 2012. The difference was primarily driven by changes in state tax statutes which resulted in lower tax obligations in some states.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements and as of July 31, 2012 we had no such arrangements. There has been no material change in our contractual obligations other than in the ordinary course of business since our fiscal year ended January 31, 2012.

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

In addition, expenditures by advertisers tend to be cyclical and discretionary in nature, reflecting overall economic conditions, the economic prospects of specific advertisers or industries, budgeting constraints and buying patterns and a variety of other factors, many of which are outside our control. For example, an advertiser which accounted for more than 10% of our advertising revenue for the first two quarters of fiscal 2012 did not meet this threshold for the first two quarters of fiscal 2013. As a result of these and other factors, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

Liquidity and Capital Resources

As of July 31, 2012 we had cash, cash equivalents and short-term investments totaling $82.3 million, which consisted of cash and money market funds held at major financial institutions, debt instruments of the U.S. government and its agencies, commercial paper and investment-grade corporate debt securities. Our principal uses of cash during the six months ended July 31, 2012 were funding our operations and capital expenditures.

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

As of July 31, 2012, we had $520,000 in letters of credit outstanding and had $29.5 million of available borrowing capacity under the credit facility. On December 30, 2011, we entered into a cash collateral agreement in connection with the issuance of letters of credit which were used to satisfy deposit requirements under facility leases. As of July 31, 2012, the $520,000 cash collateral was considered to be restricted cash. The amount is included in other assets on the Company’s balance sheet.

Capital Expenditures

Consistent with previous periods, future capital expenditures will primarily focus on acquiring additional hosting and general corporate infrastructure. Based on current estimates, we believe that our anticipated capital expenditures will be adequate to implement our current plans.

Historical Trends

The following table summarizes our cash flow data for the six months ended July 31, 2011 and 2012.

	Six Months Ended July 31,
	2011	2012
	(in thousands) (unaudited)
Net cash provided by (used in) operating activities	$3,371	$(7,734)
Net cash provided by (used in) investing activities	(5,371)	9,580
Net cash provided by (used in) financing activities	54,259	3,567

Operating Activities

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

In the six months ended July 31, 2012, net cash used in operating activities was $7.7 million, including our net loss of $25.6 million and non-cash charges of $15.2 million. Net cash used in operating activities included $13.6 million higher accounts receivable primarily due to increased billings, partially offset by $6.5 million higher accrued royalties due to an increase in listening hours and scheduled royalty rate increases, $4.9 million higher deferred revenue due to an increase in customers purchasing subscriptions for Pandora One, $2.6 million higher accrued compensation primarily related to tax withholdings on settlement of equity awards and a $1.2 million reimbursement of leasehold improvement costs related to our Oakland, California facility.

Investing Activities

Cash used in investing activities in the six months ended July 31, 2011 was $5.4 million consisting primarily of capital expenditures for server equipment.

Cash provided by investing activities in the six months ended July 31, 2012 was $9.6 million consisting of $48.6 million in maturities of short-term investments, partially offset by $35.1 million in purchases of short-term investments and $3.9 million in capital expenditures primarily related to leasehold improvements.

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

Cash provided by financing activities in the six months ended July 31, 2012 was $3.6 million consisting of proceeds from the issuance of common stock.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 31, 2012.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended July 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the Risk Factors described under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012, other than as set forth below. The risk factors below, all of which originally appear in our Annual Report on Form 10-K, have been updated to reflect additional information regarding monetization and key metrics we began disclosing in this report and our initiation of early stage entry in international markets, among other things.

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

•                  our ability to effectively monetize listener hours, particularly with respect to listener hours on mobile devices, by growing our sales of advertising inventory created from growing listener hours and developing compelling ad product solutions that successfully deliver advertisers’ messages across the range of our delivery platforms while maintaining our listener experience in continually evolving markets;

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

Since our inception in 2000, we have incurred significant net operating losses and, as of January 31, 2012, we had an accumulated deficit of $101.4 million. A key element of our strategy is to increase the number of listeners and listener hours to increase our market penetration, including the number of listener hours on mobile and other connected devices, such as automobiles and consumer electronics. However, as our number of listener hours increases, the royalties we pay for content acquisition also increase. We have not in the past generated, and may not in the future generate, sufficient revenue from the sale of advertising and subscriptions to offset such royalty expenses. In particular, we have not been able to generate additional revenue from our advertising products as rapidly as we have been able to grow our listener hours, particularly on mobile and other connected devices. Part of the challenge that we face in increasing sales to monetize inventory generated by mobile devices is that radio advertising has traditionally attracted primarily local advertisers and we are still at an early stage of building our sales capability and penetrating local advertising markets. In addition, to the extent that our listener base on mobile platforms may skew to different demographics than we have historically sold on our traditional computer platform, we must identify such demographics and convince advertisers of the capabilities of mobile advertising to maximize advertising inventory utilization across our multi-platform ad campaigns.

If we cannot successfully earn revenue at a rate that exceeds the operational costs associated with increased listener hours, we may not be able to achieve or sustain profitability. In addition, we expect to invest heavily in our operations to support anticipated future growth and the reporting and compliance obligations to which we are subject as a public company. As a result of these factors, we expect to continue to incur operating losses on an annual basis in the near term.

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

For our fiscal year ended January 31, 2012 we derived 87% of our revenue from the sale of advertising and expect to continue to derive a substantial majority of our revenue from the sale of advertising in the future. Our ability to attract and retain advertisers, and ultimately to sell our advertising inventory to generate advertising revenue, depends on a number of factors, including:

•                  increasing the number of listener hours;

•                  keeping pace with changes in technology and our competitors;

•                  competing effectively for advertising dollars from other online marketing and media companies;

•                  penetrating the market for local radio advertising;

•                  demonstrating the value of advertisements to reach targeted audiences across all of our delivery platforms, including the value of mobile digital advertising;

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

Our number of listener hours on mobile devices has surpassed listener hours on traditional computers, and we expect that this trend will continue. Our mobile listenership has experienced significant growth since we introduced the first mobile version of our service in May 2007. Listener hours on mobile devices and other connected devices constituted approximately 5%, 26%, 54% and 69% of our total listener hours for fiscal years 2009, 2010, 2011 and 2012, respectively. We expect this growth to continue, though at a less rapid pace. Digital advertising on mobile devices is an emerging phenomenon, and the percentage of advertising spending allocated to digital advertising on mobile devices is lower than that allocated to traditional online advertising. According to IDC, the percentage of U.S. advertising spending allocated to advertising on mobile devices was less than 1% in 2010, compared to 13% for all online advertising. We must therefore convince advertisers of the capabilities of mobile digital advertising opportunities so that they migrate their advertising spend toward demographics and ad solutions that more effectively utilize mobile inventory. Our cost of content acquisition, or royalty fees for public performances is currently calculated on the same basis whether a listening hour is consumed on a traditional computer or a mobile device. To date, we have not been able to generate revenue from our advertising products delivered to mobile and other connected devices, such as automobiles and consumer electronics, as effectively as we have for our advertising products served on traditional computers.

Radio advertising has traditionally attracted primarily local advertisers, and we are still at an early stage of building our sales capability to penetrate local advertising markets, which we view as a key challenge in monetizing our listener hours, including listener hours on mobile and other connected devices. In addition, while a substantial amount of our revenue has traditionally been derived from display ads, some display ads may not be currently optimized for use on certain mobile or other connected devices. For example, display ads are not well-suited for use on smartphones due to the size of the device screen and may not be appropriate for smartphones connected to or integrated in automobiles due to safety considerations. Further, some display ads may not be optimized to take advantage of the multimedia capabilities of connected devices. By contrast, audio ads are better-suited for delivery on smartphones connected to or installed in automobiles and across mobile and connected device platforms and video ads can be optimized for a variety of platforms. However, our audio and video advertising products are relatively new and have not been as widely accepted by advertisers as our traditional display ads. In addition, the introduction of audio advertising places us in more direct competition with terrestrial radio, as many advertisers that purchase audio ads focus their spending on terrestrial radio stations who traditionally have strong connections with local advertisers.

We have plans that, that if successfully implemented, would increase our number of listener hours on mobile and other connected devices, including efforts to expand the reach of our service by making it available on an increasing number of devices, such as smartphones and devices connected to or installed in automobiles. In order to effectively monetize such increased listener hours, we must, among other things, convince advertisers to migrate spending to nascent advertising markets, penetrate local advertising markets and develop compelling ad product solutions. We cannot assure you that we will be able to effectively monetize inventory generated by listeners using mobile and connected devices, or the time frame on which we may do so.

If we fail to effectively manage our growth, our business and operating results may suffer.

Our rapid growth has placed, and will continue to place, significant demands on our management and our operational and financial infrastructure. In order to attain and maintain profitability, we will need to recruit, integrate and retain skilled and experienced sales personnel who can demonstrate our value proposition to advertisers and increase the monetization of listener hours, particularly on mobile devices, by developing relationships with both national and local advertisers to convince them to migrate advertising spending to online and mobile digital advertising markets and utilize our advertising product solutions. Continued growth could also strain our ability to maintain reliable service levels for our listeners, effectively monetize our listener hours, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train and retain highly skilled personnel. If our systems do not evolve to meet the increased demands placed on us by an increasing number of advertisers, we may also be unable to meet our obligations under advertising agreements with respect to the timing of our delivery of advertising or other performance obligations. As our operations grow in size, scope and complexity, we will need to improve and upgrade our systems and infrastructure, which will require significant expenditures and allocation of valuable management resources. If we fail to maintain the necessary level of discipline and efficiency and allocate limited resources effectively in our organization as it grows, our business, operating results and financial condition may suffer.

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

Many of our competitors may leverage their existing infrastructure, brand recognition and content collections to augment their services by offering competing internet radio features to provide listeners with more comprehensive music service delivery choices. We face increasing competition for listeners from a growing variety of businesses that deliver audio media content through mobile phones and other wireless devices.

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

If music publishers withdraw all or a portion of their catalogs from performing rights organizations (or “PROs”) such as ASCAP, BMI or SESAC, we may no longer be able to obtain licenses for such publisher’s withdrawn catalogs. Under these circumstances, digital music webcasters, such as Pandora, who previously have been able to secure licenses for such publisher’s musical compositions from PROs, would need to enter into direct licensing arrangements with such music publishers. For example, EMI withdrew its catalog from ASCAP in May 2011, and as a result we entered into a separate license agreement with EMI in March 2012. Although we continue to be licensed by the PROs, it is currently unclear what specific effect a publisher’s limited withdrawal from a PRO would have on us. If we are unable to reach an agreement with respect to the repertoire of any music publisher who withdraws all or a portion of its catalog(s) from a PRO, or if we are forced to enter into direct licensing agreements with publishers at rates higher than those currently set by the PROs (or higher than those set by the U.S. District Court having supervisory authority over ASCAP and BMI) for the performance of musical works, or if there is uncertainty as to what rights are administered by any particular PRO or publisher, our ability to stream music content to our listeners may be limited or our operating costs may significantly increase, and this could adversely affect our business, financial condition and results of operations.

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

•                  our ability to more effectively monetize mobile listener hours by increasing the sale of mobile advertising inventory as the number of listener hours on mobile devices grow;

•                  our ability to attract and retain existing advertisers and prove that our advertising products are effective enough to justify a pricing structure that is profitable for us;

•                  our ability to effectively manage our growth;

•                  our ability to continue to operate under the statutory licenses set forth in the Digital Millenium Copyright Act (“DMCA”) and the Digital Performance Right in Sound Recordings Act (“DPRA”).

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

Expanding our operations into international markets is an element of our long-term strategy. For example, we recently began streaming music to web-based devices and engaging with listeners in New Zealand, Australia and the associated territories. However, offering our service outside of the United States involves numerous risks and challenges. Most importantly, while the DPRA and DMCA provide a statutory licensing regime for the streaming of sound recordings to listeners within the United States, there is no equivalent statutory licensing regime available outside of the United States, and many of the other licensing alternatives currently available in other countries are not commercially viable. Currently, the licensing terms offered by rights organizations and individual copyright owners in most countries outside the United States are prohibitively expensive. Addressing licensing structure and royalty rate issues in the United States required us to make very substantial investments of time, capital and other resources, and our business could have failed if such investments had not succeeded. Addressing these issues in foreign jurisdictions may require a commensurate investment by us, and there can be no assurance that we would succeed or achieve any return on this investment.

In addition, international expansion exposes us to other risks such as:

•                  the need to modify our technology and sell our solutions in non-English speaking countries;

•                  the need to localize our service to foreign customers’ preferences and customs;

•                  the need to amend existing agreements and to enter into new agreements with automakers, automotive suppliers, consumer electronics manufacturers with products that integrate our service, and others in order to provide that service in foreign countries;

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

Further, in jurisdictions where copyright protection has been insufficient to protect against widespread music piracy, achieving market acceptance of our service may prove difficult as we would need to convince listeners to stream our service when they could otherwise download the same music for free. As a result of these obstacles, we may find it impossible or prohibitively expensive to enter or sustain our presence in foreign markets, or entry into foreign markets could be delayed, which could hinder our ability to grow our business.

Federal, state and industry regulations as well as self-regulation related to privacy and data security concerns pose the threat of lawsuits and other liability, require us to expend significant resources, and may hinder our ability and our advertisers’ ability to deliver relevant advertising.

We collect and utilize demographic and other information, including personally identifiable information, from and about our listeners as they interact with our service. For example, to register for a Pandora account, our listeners must provide the following information: age, gender, zip code and e-mail address. Listeners must also provide their credit card or debit card numbers and other billing information in connection with additional service offerings. We also may collect information from our listeners when they enter information on their profile page, post comments on other listeners’ pages, use other community or social networking features that are part of our service, participate in polls or contests or sign up to receive e-mail newsletters. Further, we and third parties use tracking technologies, including “cookies” and related technologies, to help us manage and track our listeners’ interactions with our service and deliver relevant advertising. Third parties may, without our knowledge or consent, illegally obtain, transmit or utilize our listeners’ personally identifiable information, or data associated with particular users or devices.

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

Techniques used to gain unauthorized access are constantly evolving, and we may be unable to anticipate or prevent unauthorized access to data pertaining to our listeners, including credit card and debit card information and other personally identifiable information. Like all internet services, our service, which is supported by our own systems and those of third-party vendors, is vulnerable to computer viruses, internet worms, break-ins, phishing attacks, attempts to overload servers with denial-of-service, attempts to access our servers to stream music or acquire playlists, or other attacks and similar disruptions from unauthorized use of our and third-party vendor computer systems, any of which could lead to system interruptions, delays, or shutdowns, causing loss of critical data or the unauthorized access to personally identifiable information. If an actual or perceived breach of security occurs of our systems or a vendor’s systems, we may face civil liability and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract listeners, which in turn would harm our efforts to attract and retain advertisers. We also would be required to expend significant resources to mitigate the breach of security and to address related matters.  Unauthorized access to music or playlists would potentially create additional royalty obligations with no corresponding revenue.

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

The percentage of the advertising market allocated to online advertising lags the percentage of consumer offline consumption by a significant degree. Growth of our business will depend in large part on the reduction or elimination of this gap between online and offline advertising spending, which may not happen. Many advertisers still have limited experience with online advertising and may continue to devote significant portions of their advertising budgets to traditional, offline advertising media. Accordingly, we continue to compete for advertising dollars with traditional media, including broadcast radio.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2011, our registration statement on Form S-1 (File No. 333-172215) was declared effective for IPO. There have been no changes regarding the use of proceeds from our IPO from the disclosure in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By	Filed Herewith

10.12C	Third Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated December 15, 2010						X

10.12D	Fourth Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated March 10, 2011						X

10.12E	Fifth Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated July 1, 2011						X

10.12F	Sixth Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated September 27, 2011						X

10.12G	Seventh Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated July 12, 2012						X

31.01	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act						X

31.02	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act						X

32.01	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act						X

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Balance Sheets as of July 31, 2012 and January 31, 2012, (ii) Condensed Statements of Operations for the Three Months and Six Months ended July 31, 2012 and 2011, (iii) Condensed Statements of Comprehensive Loss for the Three and Six Months Ended July 31, 2012 and 2011, (iv) Condensed Statements of Cash Flows for the Six Months ended July 31, 2012 and 2011 and (v) Notes to Condensed Financial Statements(1)

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Pandora Media, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANDORA MEDIA, INC.

Date: September 4, 2012	By:	/s/ Steven Cakebread
Steven Cakebread
Executive Vice President and Chief
Financial Officer

(Duly Authorized Officer and Principal Financial and
Accounting Officer)