Form 10-Q
period 2012-10-31
Pandora Media, Inc.
filed 2012-12-07
CIK 1230276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

or

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

The number of shares of registrant’s common stock outstanding as of December 3, 2012 was: 170,076,350.

Pandora Media, Inc.

FORM 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Pandora Media, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	As of January 31, 2012	As of October 31, 2012
Assets
Current assets:
Cash and cash equivalents	$44,126	$57,725
Short-term investments	46,455	22,778
Accounts receivable, net of allowances of $590 and $465 at January 31 and October 31, 2012, respectively	66,738	97,864
Prepaid expenses and other current assets	2,806	4,409
Total current assets	160,125	182,776
Property and equipment, net	15,576	16,387
Other assets	2,314	2,612
Total assets	$178,015	$201,775
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,053	$3,615
Accrued liabilities	3,838	6,234
Accrued royalties	33,822	44,430
Deferred revenue	19,232	26,976
Accrued compensation	11,962	11,719
Total current liabilities	70,907	92,974
Other long-term liabilities	2,568	4,064
Total liabilities	73,475	97,038
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of January 31 and October 31, 2012, respectively; no shares issued and outstanding as of January 31 and October 31, 2012	—	—
Common stock, $0.0001 par value: 1,000,000,000 shares authorized as of January 31 and October 31, 2012, respectively; 163,569,361 and 169,918,924 shares issued and outstanding as of January 31 and October 31, 2012, respectively	16	17
Additional paid-in capital	205,955	229,742
Accumulated deficit	(101,426)	(125,017)
Accumulated other comprehensive loss	(5)	(5)
Total stockholders’ equity	104,540	104,737
Total liabilities and stockholders’ equity	$178,015	$201,775

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2012	2011	2012
Revenue:
Advertising	$65,985	$106,258	$167,904	$266,239
Subscription services and other	9,023	13,747	25,110	35,817
Total revenue	75,008	120,005	193,014	302,056
Costs and expenses:
Cost of revenue — Content acquisition costs	37,658	65,713	100,539	182,053
Cost of revenue — Other	6,260	8,338	16,080	22,769
Product development	3,685	4,371	9,842	12,965
Marketing and sales	16,628	26,714	44,094	73,631
General and administrative	10,021	12,700	25,374	33,914
Total costs and expenses	74,252	117,836	195,929	325,332
Income (loss) from operations	756	2,169	(2,915)	(23,276)
Other income (expense):
Interest income	28	19	31	76
Interest expense	(123)	(137)	(493)	(397)
Other income (expense), net	—	1	(4,485)	1
Income (loss) before provision for income taxes	661	2,052	(7,862)	(23,596)
Income tax benefit (expense)	(23)	—	(66)	5
Net income (loss)	638	2,052	(7,928)	(23,591)
Accretion of redeemable convertible preferred stock	—	—	(110)	—
Increase in cumulative dividends payable upon conversion or liquidation of redeemable convertible preferred stock	—	—	(3,648)	—
Net income (loss) attributable to common stockholders	$638	$2,052	$(11,686)	$(23,591)
Basic net income (loss) per share attributable to common stockholders	$0.00	$0.01	$(0.13)	$(0.14)
Weighted-average number of shares used in computing basic per share amounts	161,288	169,391	86,976	167,423
Diluted net income (loss) per share attributable to common stockholders	$0.00	$0.01	$(0.13)	$(0.14)
Weighted-average number of shares used in computing diluted per share amounts	191,014	190,278	86,976	167,423

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2012	2011	2012
Net income (loss)	$638	$2,052	$(7,928)	$(23,591)
Other comprehensive loss:
Change in foreign currency translation adjustment	—	(1)	—	(1)
Change in net unrealized losses on marketable securities	(11)	(2)	(11)	1
Other comprehensive income (loss)	627	2,049	(7,939)	(23,591)
Total comprehensive income (loss)	$627	$2,049	$(7,939)	$(23,591)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2011	2012
Operating Activities
Net loss	$(7,928)	$(23,591)
Adjustments to reconcile net loss to net cash provided (used in) by operating activities:
Depreciation and amortization	2,987	5,147
Loss on disposition of assets	283	23
Stock-based compensation	5,739	18,610
Remeasurement of preferred stock warrants	4,499	—
Amortization of premium on investments	—	279
Amortization of debt issuance cost and debt discount	124	198
Changes in assets and liabilities:
Accounts receivable	(18,035)	(31,126)
Prepaid expenses and other assets	711	(2,036)
Accounts payable and accrued liabilities	259	4,532
Accrued royalties	7,542	10,608
Accrued compensation	4,404	(243)
Deferred revenue	2,522	7,744
Reimbursement of cost of leasehold improvements	375	1,243
Net cash provided (used in) by operating activities	3,482	(8,612)
Investing Activities
Purchases of property and equipment	(9,024)	(5,981)
Purchase of short-term investments	(36,934)	(50,124)
Maturities of short-term investments	—	73,460
Net cash provided by (used) in investing activities	(45,958)	17,355
Financing Activities
Repayments of debt	(7,596)	—
Proceeds from exercise of preferred stock warrants	165	—
Proceeds from initial public offering net of offering costs	90,912	—
Proceeds from issuance of common stock	828	5,065
Tax withholdings related to net share settlements of restricted stock units	—	(208)
Payment of dividends to preferred stockholders at initial public offering	(31,005)	—
Net cash provided by financing activities	53,304	4,857
Effects of foreign currency translation on cash and cash equivalents	—	(1)
Net increase in cash and cash equivalents	10,828	13,599
Cash and cash equivalents at beginning of period	43,048	44,126
Cash and cash equivalents at end of period	$53,876	$57,725

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

Certain changes in presentation have been made to conform prior period presentation to current period reporting of the Company’s content acquisition costs which are now included as a separate line item component of Cost of Revenue in the Company’s Statement of Operations.

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

Concentration of Credit Risk

For the three months ended October 31, 2011, the Company had no customers that accounted for more than 10% of the Company’s total revenue.  For the nine months ended October 31, 2011, the Company had one customer that accounted for 11% of the Company’s total revenue.  For the three and nine months ended October 31, 2012, the Company had no customers that accounted for more than 10% of the Company’s total revenue.

As of January 31 and October 31, 2012, the Company had no customers that accounted for more than 10% of the Company’s total accounts receivable.

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

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

3.                       Composition of Certain Financial Statement Captions

Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consisted of the following:

	As of January 31, 2012	As of October 31, 2012
	(in thousands)
Cash and cash equivalents:
Cash	$6,604	$14,255
Money market funds	31,614	32,820
Commercial paper	2,893	10,000
Corporate debt securities	3,015	650
Total cash and cash equivalents	$44,126	$57,725
Short-term investments:
Commercial paper	$27,587	$12,244
Corporate debt securities	17,968	10,534
U.S. agency notes	900	—
Total short-term investments	$46,455	$22,778
Cash, cash equivalents and short-term investments	$90,581	$80,503

The Company’s short-term investments have maturities of less than 12 months and are classified as available for sale. As of January 31 and October 31, 2012 the cost basis of the Company’s cash and cash equivalents approximated their fair values and as a result, no unrealized gains or losses were recorded as of January 31 and October 31, 2012.

The following tables summarize the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of January 31 and October 31, 2012 (in thousands).

	As of January 31, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$31,614	$—	$—	$31,614
Commercial paper	30,481	—	(1)	30,480
Corporate debt securities	20,987	1	(5)	20,983
U.S. agency notes	900	—	—	900
Total cash equivalents and marketable securities	$83,982	$1	$(6)	$83,977

	As of October 31, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$32,820	$—	$—	$32,820
Commercial paper	22,244	—	—	22,244
Corporate debt securities	11,188	—	(4)	11,184
Total cash equivalents and marketable securities	$66,252	$—	$(4)	$66,248

The Company’s investment policy requires investments to be investment grade, primarily rated “A1” by Standard & Poor’s or “P1” by Moody’s or better for short-term investments, with the objective of minimizing the potential risk of principal loss. In addition, the investment policy limits the amount of credit exposure to any one issuer.

The unrealized losses on the Company’s available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. As of October 31, 2012, the Company owned 20 securities that were in an unrealized loss position. The Company does not intend nor expect to need to sell these securities before recovering the associated unrealized losses. It expects to recover the full carrying value of these securities. As a result, no portion of the unrealized losses at October 31, 2012 is deemed to be other-than-temporary and the unrealized losses are not deemed to be credit losses. No available-for-sale securities have been in an unrealized loss position for 12 months or more. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three months ended October 31, 2012, the Company did not recognize any impairment charges.

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

Level 3 — Inputs lack observable market data to corroborate management’s estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. As of January 31 and October 31, 2012 the Company did not hold any Level 3 assets.

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available.

The fair value of these financial assets and liabilities was determined using the following inputs at January 31 and October 31, 2012:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
		(in thousands)
Fair values as of January 31, 2012
Assets:
Money market funds	$31,614	$—	$31,614
Commercial paper	—	30,480	30,480
Corporate debt securities	—	20,983	20,983
U.S. agency notes	—	900	900
Total assets measured at fair value	$31,614	$52,363	$83,977
Fair values as of October 31, 2012
Assets:
Money market funds	$32,820	$—	$32,820
Commercial paper	—	22,244	22,244
Corporate debt securities	—	11,184	11,184
Total assets measured at fair value	$32,820	$33,428	$66,248

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

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

5.                       Commitments and Contingencies

Legal Proceedings

Pandora has been in the past, and continues to be, a party to privacy and patent infringement litigation which has consumed, and may continue to consume, financial and managerial resources. The Company is also from time to time subject to various other legal proceedings and claims arising in the ordinary course of its business. Management believes that the liabilities associated with these cases, while possible, are not probable, and therefore the Company has not recorded any accrual for these as of January 31, 2012 and October 31, 2012. Further, any possible range of loss cannot be reasonably estimated at this time. The Company does not believe the ultimate resolution of any pending legal matters is likely to have a material adverse effect on its business, financial position, results of operations or cash flows.

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

In September 2011, a putative class action lawsuit was filed against Pandora in the United States District Court for the Northern District of California alleging that it violated Michigan’s video rental privacy law and consumer protection statute by allowing Pandora listeners’ listening history to be visible to the public. Pandora’s motion to dismiss the complaint was granted with leave to amend on September 28, 2013.  Plaintiff consented to entry of judgment and has publicly threatened to appeal the judgment.  Judgment was entered on November 14, 2012 and any notice of appeal is due on December 14, 2012.

In April 2011, Augme Technologies, Inc. filed a complaint in the United States District Court for the District of Delaware against Pandora alleging patent infringement. The complaint alleges that Pandora infringes an Augme patent and seeks injunctive relief and monetary damages. The parties are currently waiting for the Court to issue a claim construction order.

On September 10, 2012, B.E. Technology, LLC filed suit against Pandora in the United States District Court for the Western District of Tennessee alleging that Pandora infringes a B.E. Technology patent and seeking injunctive relief and monetary damages.  Pandora’s responsive pleading is due December 31, 2012.

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

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

6. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	As of January 31, 2012	As of October 31, 2012
		(unaudited)
Foreign currency translation adjustment	$—	$(1)
Net unrealized losses on cash equivalents and marketable securities	(5)	(4)
Accumulated other comprehensive income (loss)	$(5)	$(5)

7.                       Income Taxes

For the three and nine months ended October 31, 2011 the Company recorded income tax expenses of approximately $23,000 and $66,000, respectively. For the three months ended October 31, 2012 the Company recorded no income tax expenses and for the nine months ended October 31, 2012 the Company recorded an income tax benefit of $5,000.  The effective tax rates for the three and nine months ended October 31, 2012 were less than one percent based on the estimated tax loss for the fiscal year.

There were no material changes to the unrecognized tax benefits in the three and nine months ended October 31, 2012 and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, all years remain open to tax audit.

8.                       Debt Instruments

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

As of October 31, 2012, the Company had $828,000 in letters of credit outstanding and had $29.17 million of available borrowing capacity under the credit facility. On December 30, 2011, the Company entered into a cash collateral agreement in connection with the issuance of letters of credit which were used to satisfy deposit requirements under facility leases. As of October 31, 2012, the $828,000 cash collateral was considered to be restricted cash. The amount is included in other assets on the Company’s balance sheet.

Total debt issuance costs associated with the credit facility were $1.0 million, which are being amortized as interest expense over the four-year term of the credit facility agreement. For the three and nine months ended October 31, 2012, $0.1 million and $0.2 million, respectively, of debt issuance costs were amortized and included in interest expense.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

9.                       Stock-based Compensation Plans and Awards

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

Valuation of Awards

The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2012	2011	2012
Expected life (in years)	5.83-6.07	N/A	5.72-7.02	6.67
Risk-free interest rate	1.19-1.27%	N/A	1.19-2.77%	1.52%
Expected volatility	54-55%	N/A	54-57%	57%
Expected dividend yield	0%	N/A	0%	0%

Stock Options

No stock options were granted during the three months ended October 31, 2012.  A summary of stock option activity for the nine months ended October 31, 2012 is as follows:

	Options Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate(1) Intrinsic Value
	(in thousands, except share and per share data)
Balance as of January 31, 2012	34,810,926	$2.43	$379,355
Granted	1,350,000	10.63
Exercised	(5,992,401)	0.85
Cancelled	(1,152,360)	5.62
Balance as of October 31, 2012	29,016,165	$3.02	$179,321
Equity awards available for grant at October 31, 2012	13,511,565

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

During the three and nine months ended October 31, 2012, the Company recorded stock-based compensation expense related to RSUs of approximately $2.9 million and $7.0 million, respectively. As of October 31, 2012, total compensation cost not yet recognized of approximately $42.9 million related to non-vested RSUs, is expected to be recognized over a weighted average period of 3.33 years.

The following table summarizes the activities for our RSUs for the nine months ended October 31, 2012:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at January 31, 2012	1,426,975	$12.03
Granted	3,286,500	11.03
Vested	(229,425)	12.24
Canceled	(193,862)	12.29
Unvested at October 31, 2012	4,290,188	$11.24

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

The following assumptions were used to value the grant using the Monte-Carlo simulation option pricing model: 10-year term, risk-free interest rate of 2.33%, expected volatility of 70% and a beginning stock price of $10.63. The grant-date fair value for the option was $6.08 per share. As of October 31, 2012, the remaining unrecognized compensation expense of approximately $4.0 million related to this grant is expected to be recognized over a period of 4.7 years.

Stock-based Compensation Expenses

The weighted-average fair value of stock option grants was $6.02 and $4.55 for the three and nine months ended October 31, 2011, respectively and $6.02 for the nine months ended October 31, 2012. No stock options were granted during the three months ended October 31, 2012. As of October 31, 2012, total compensation cost related to stock options granted, but not yet recognized, was approximately $34.6 million which the Company expects to recognize over a weighted-average period of approximately 2.4 years.

The total grant date fair value of stock options vested during the three and nine months ended October 31, 2011was $1.3 million and $3.1 million, respectively.  For the three and nine months ended October 31, 2012 the total grant date fair value of stock options vested was $2.6 million and $10.6 million, respectively. The aggregate intrinsic value of all options and warrants exercised during the three and nine months ended October 31, 2011 was $3.0 million and $34.3 million, respectively.  For the three and nine months ended October 31, 2012 the aggregate intrinsic value of all options and warrants exercised was $11.9 million and $63.5 million, respectively.

Stock-based compensation expenses related to all employee and non-employee stock-based awards was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2012	2011	2012
	(unaudited)		(unaudited)
Stock-based compensation expenses:
Cost of revenue - Other	$184	$333	$396	$900
Product development	491	1,180	1,081	3,351
Marketing and sales	1,463	3,186	2,965	8,854
General and administrative	537	2,374	1,297	5,505

Total stock-based compensation, recorded in costs and expenses	$2,675	$7,073	$5,739	$18,610

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

10.                Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period.

Diluted net income per share is computed by giving effect to all potential shares of common stock, including stock options, restricted stock units, convertible preferred stock warrants and redeemable convertible preferred stock, to the extent dilutive. Basic and diluted net loss per share was the same for the nine months ended October 31, 2011 and 2012 as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2012	2011	2012

Numerator
Net income (loss)	$638	$2,052	$(7,928)	$(23,591)
Accretion of redeemable convertible preferred stock	—	—	(110)	—
Increase in cumulative dividends payable upon conversion of liquidation of redeemable convertible preferred stock	—	—	(3,648)	—

Net income (loss) attributable to common stockholders	$638	$2,052	$(11,686)	$(23,591)

Denominator
Weighted-average common shares outstanding used in computing basic net income (loss) per share	161,288	169,391	86,976	167,423

Net income (loss) per share, basic	$0.00	$0.01	$(0.13)	$(0.14)
Effect of dilutive options	29,538	20,722	—	—
Effect of dilutive restricted stock units	42	165	—	—
Effect of dilutive warrants to purchase common stock	146	—	—	—
Weighted-average common shares outstanding used in computing diluted net income (loss) per share	191,014	190,278	86,976	167,423

Net income (loss) per share, diluted	$0.00	$0.01	$(0.13)	$(0.14)

For the nine months ended October 31, 2011 net loss was increased by the cumulative dividends payable upon conversion or liquidation of redeemable convertible preferred shares earned during the nine months ended October 31, 2011 through the conversion at the close of the IPO in June 2011.

The following potential common shares outstanding were excluded from the computation of diluted net income (loss) per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2011	October 31, 2012	October 31, 2011	October 31, 2012
Options to purchase common stock	1,930	4,442	36,598	29,016
Warrants to purchase common stock	—	—	155	—
Restricted stock units	169	2,841	553	4,290
Total common stock equivalents	2,099	7,283	37,306	33,306

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

Overview

Pandora is the leader in internet radio in the United States, offering a personalized experience for each of our listeners. We have pioneered a new form of radio — one that uses intrinsic qualities of music to initially create stations and then adapts playlists in real-time based on the individual feedback of each listener. As of October 31, 2012, we had approximately 175 million registered users, which we define as the total number of accounts that have been created for our service at period end. As of October 31, 2012 approximately 115 million registered users have accessed Pandora through smartphones and tablets. For the three months ended October 31, 2012, we streamed 3.56 billion hours of radio and as of October 31, 2012, we had 59.2 million active users during the prior 30 day period. According to a September 2012 report by Triton, we have more than a 70% share of internet radio among the top 20 stations and networks in the United States. Since we launched our free, advertising-supported radio service in 2005 our listeners have created over 3.65 billion stations.

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

The mobile version of our Pandora service, the Pandora app, is available for smartphones including the iPhone, Android and Blackberry phones and for tablets including the iPad, Android tablets and Blackberry Playbook.

One key element of our strategy is to make the Pandora service available everywhere that there is internet connectivity. To this end, we partner with manufacturers of home entertainment systems and other consumer electronics products to integrate the Pandora service with their products. We also develop relationships with major automobile manufacturers and their suppliers to integrate the Pandora service with automobiles. We are currently available on models of Acura, BMW, Buick, Cadillac, Chevrolet, Ford, GMC, Honda, Hyundai, Lexus, Lincoln, Mazda, Mercedes-Benz, MINI, Nissan, Scion, Suzuki and Toyota. Additionally, Kia has publicly announced its plans for future Pandora integration and Holden Ltd. a subsidiary of GMC announced the upcoming launch of the first in-car system in Australia to offer full compatibility with Pandora.

In June 2012, we entered into or reactivated agreements which allow Pandora to launch in New Zealand, Australia and the territories associated with the two countries.  The arrangements with PPNZ Music Licensing Limited, which represents recording artists and record companies, and APRA/AMCOS, which represents songwriters, composers and publishers, have not had a material effect on our results of operations to date.

Business Model

We derive the substantial majority of our revenue from the sale of display, audio and video advertising for delivery across our traditional computer-based, mobile and other connected device platforms. We also offer a paid subscription service which we call Pandora One. While historically our revenue growth was principally attributable to selling display advertising through our traditional computer-based platform, the rapid adoption of our service on mobile and other connected devices is changing this mix. This expansion of our services also presents an opportunity for us to reach our listeners anytime, anywhere they enjoy music, and therefore, offer additional distribution channels to current and potential advertisers for delivery of their advertising messages.

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

With respect to each sound recording streamed to each listener, we pay royalties to the copyright owners both of sound recordings and of the underlying musical works, subject to certain exclusions, and we record these royalties as content acquisition costs. Under U.S. law, we are guaranteed the right to stream any lawfully released sound recordings. Royalties for sound recordings are negotiated with and paid through SoundExchange. Royalties for musical works are negotiated with and paid through publishing companies such as Entertainment World Inc. or EMI; or performance rights organizations such as the American Society of Composers, Authors and Publishers, or ASCAP; Broadcast Music, Inc., or BMI; and SESAC Inc. or SESAC. Royalties are calculated using negotiated rates documented in master royalty agreements and based on sound recordings streamed, revenue earned or other usage measures. If we cannot agree on royalty rates, the dispute will be resolved by the Copyright Royalty Board, or CRB, in the case of SoundExchange, and by the rate court in the case of ASCAP and BMI. In May 2011, we started streaming spoken word comedy content, for which the underlying literary works are not currently entitled to eligibility for licensing by any performing rights organization for the United States. Rather, pursuant to industry-wide custom and practice, this content is performed absent a specific license from any such performing rights organization. However, we pay royalties to SoundExchange at federally negotiated rates for the right to stream this spoken word comedy content.

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

Our total revenue has grown from $75.0 million and $193.0 million in the three and nine months ended October 31, 2011, respectively, to $120.0 million and $302.1 million in the three and nine months ended October 31, 2012, respectively. At the same time, our total costs and expenses have grown from $74.3 million and $195.9 million in the three and nine months ended October 31, 2011, respectively, to $117.8 million and $325.3 million in the three and nine months ended October 31, 2012, respectively, principally as a result of the growth in content acquisition costs. As the volume of music we stream to listeners in the United States increases, our content acquisition costs will also increase, regardless of whether we are able to generate more revenue. In addition, we expect to invest heavily in our operations to support anticipated future growth. One of our key objectives is furthering our market leadership in internet radio, which we believe will strengthen our brand and help us to convince advertisers to allocate spending towards our ad products. As such, a central focus is adding, retaining and engaging listeners to build market share and grow our listener hours. For the foreseeable future, we expect that there will be periods during which our ability to monetize listener hours will lag the growth in listener hours. As our business matures, we expect that the growth rate in our listener hours will decline relative to our increased ability to monetize listener hours. However, we do not expect to be profitable on an annual basis in the near term.

Key Metrics:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2012	2011	2012
Listener hours (in billions)	2.12	3.56	5.56	9.95

	As of January 31, 2012	As of October 31, 2012
Active users (end of period, in millions)	47.6	59.2

Advertising revenue per thousand listener hours

	Trailing Twelve Months Ended		Three Months Ended		Nine Months Ended
	October 31,(1)		October 31,		October 31,
	2011	2012	2011	2012	2011	2012

Total	$33.64	$29.21	$34.42	$32.40	$33.43	$29.08
Traditional computer	65.25	55.18	67.26	58.03	64.07	53.81
Mobile and other connected devices	20.71	21.56	22.74	25.59	21.90	22.12

(1)   Trailing twelve months measure ad RPMs over the periods from November 1, 2010 to October 31, 2011 and from November 1, 2011 to October 31, 2012.

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

Total ad RPMs over the trailing twelve months ended October 31, 2012 and the three and nine months ended October 31, 2012 decreased compared to the respective prior year periods due to the continuing shift in the platform mix between traditional computer and mobile and other connected devices as well as an increase in listener hours, in part the result of the effective elimination of the 40 hour per month free listening cap on traditional computers in September 2011 which created increased advertising inventory not fully offset by advertising sales.

Traditional computer ad RPMs over the trailing twelve months ended October 31, 2012 and in the three and nine month periods ended October 31, 2012 decreased compared to the respective prior year periods, primarily due to listener hours growing at a faster pace than revenue due in part to the effective elimination of the 40 hour per month free listening cap which created increased listener hours not fully offset by increased advertising sales.

Mobile and other connected device ad RPMs over the trailing twelve months ended October 31, 2012and in the three and nine month periods ended October 31, 2012 increased compared to the respective prior year periods primarily due to mobile and connected device revenue growing at a faster pace than listening hours. Faster relative growth in revenue was driven by our continued focus on monetizing our mobile inventory including the introduction of new advertising products for these devices. The increase in RPMs was partially offset by the effect of direct advertising sales to one customer which accounted for 11% of revenue in the nine months ended October 31, 2011.

Specific to the revenue component  of the RPM ratio, total advertising revenue increased by approximately 62% during the trailing twelve months ended October 31, 2012, with advertising revenue on mobile and other connected devices increasing approximately 111% and advertising revenue on traditional computers increasing by approximately 23%.  Total advertising revenue increased by 61% and 59% during the three and nine months ended October 31, 2012, compared to the prior year periods, with advertising revenue on mobile and other connected devices increasing by approximately 106% and 98% respectively, and advertising revenue on traditional computers increasing by approximately 18% and 23% respectively.

In addition to ad RPMs, we also track total RPMs, which measures total revenue, including both advertising and subscription services and other revenue, compared to total listener hours.  We calculate total RPMs by dividing the estimated total revenue generated through the respective platforms by the total number of thousands of listener hours delivered through such platforms. While we believe that such disaggregated total RPMs provide directional insight for evaluating our efforts to monetize our service by platform, we do not validate disaggregated total RPMs to the level of financial statement reporting. Such metrics should be seen as indicative only and as management’s best estimate. Total RPMs over the trailing twelve months ended October 31, 2012 decreased to approximately $30.40 from approximately $34.83 over the trailing twelve months ended October 31, 2011.  Within this, mobile and other connected device total RPMs increased to approximately $22.68 from $21.65 and traditional computer total RPMs decreased to $53.19 from $61.13 over this same period.  These changes were driven by the same factors mentioned above within the discussion of ad RPMs.

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

For the three months ended October 31, 2011 and 2012, respectively, advertising revenue accounted for 88% and 89% of our total revenue. For the nine months ended October 31, 2011 and 2012, respectively, advertising revenue accounted for 87% and 88% of our total revenue. We expect that advertising will comprise a substantial majority of revenue for the foreseeable future.

Subscription Services and Other Revenue. We generate subscription revenue through the sale and activation of access to a premium version of the Pandora service for $36 per year or, on some devices, $4 per month, which currently includes an ad free environment and, on devices that support it, higher quality audio. We receive the full amount of the subscription payment, net of any applicable commissions and processing fees at the time of sale. However, subscription revenue is recognized on a straight-line basis over the subscription period. For the three months ended October 31, 2011 and 2012, subscription services and other revenue accounted for 12% and 11%, respectively, of our total revenue. For the nine months ended October 31, 2011 and 2012, subscription services and other revenue accounted for 13% and 12%, respectively, of our total revenue.

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

Provision for Income Taxes. Since our inception, we have been subject to income taxes only in the United States. Now that we have begun to expand our operations outside the United States, we will become subject to taxation based on the foreign statutory rates, and our effective tax rate could fluctuate accordingly.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011(2)	2012(2)	2011(2)	2012(2)
	(unaudited)		(unaudited)
Revenue:
Advertising	88%	89%	87%	88%
Subscription services and other	12	11	13	12
Total revenue	100	100	100	100
Costs and expenses:
Cost of revenue — Content acquisition costs	50	55	52	60
Cost of revenue — Other(1)	8	7	8	8
Product development(1)	5	4	5	4
Marketing and sales(1)	22	22	23	24
General and administrative(1)	13	11	13	11
Total costs and expenses	99	98	102	108
Income (loss) from operations	1	2	(2)	(8)
Other income (expense):
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other expense, net	—	—	(2)	—
Income (loss) before provision for income taxes	1	2	(4)	(8)
Provision for income taxes	—	—	—	—
Net income (loss)	1%	2%	(4)%	(8)%

(1)         Includes stock-based compensation as follows:

Cost of revenue - Other	0.2%	0.3%	0.2%	0.3%
Product development	0.7	1.0	0.6	1.1
Marketing and sales	2.0	2.7	1.5	2.9
General and administrative	0.7	2.0	0.7	1.8

(2)         Amounts may not sum due to rounding

Comparison of the Three and Nine Months Ended October 31, 2011 and 2012

Revenue

	Three Months Ended October 31,			Nine Months Ended October 31,
	2011	2012	$ Change	2011	2012	$ Change
	(in thousands)			(in thousands)
Advertising	$65,985	$106,258	$40,273	$167,904	$266,239	$98,335
Subscription services and other	9,023	13,747	4,724	25,110	35,817	10,707
Total revenue	$75,008	$120,005	$44,997	$193,014	$302,056	$109,042

	Trailing Twelve Months Ended		Three Months Ended		Nine Months Ended
	October 31,		October 31,		October 31,
	2011	2012	2011	2012	2011	2012

Total ad RPMs	$33.64	$29.21	$34.42	$32.40	$33.43	$29.08

Three months ended 2011 compared to 2012. Advertising revenue increased $40.3 million or approximately 61% in the three months ended October 31, 2012, primarily due to an approximate 106% increase in the number of ads delivered, partially offset by a decrease in the average price per ad of approximately 22% due to fluctuations in the sales distribution mix amongst direct sales, third-party network sales, and other channels and the platform mix between traditional computer and mobile and other connected devices.  The increase in the number of ads delivered was primarily due to an increase in total listener hours of approximately 67% which increased the volume of advertising inventory as well as an increase in our sales force by approximately 75% year-over-year to sell such advertising inventory.  Subscription revenue increased $4.7 million due to an increase in the number of subscribers.

Nine months ended 2011 compared to 2012. Advertising revenue increased $98.3 million or approximately 59% in the nine months ended October 31, 2012, primarily due to an approximate 104% increase in the number of ads delivered, partially offset by the aforementioned decrease in the average price per ad of approximately 22% due to fluctuations in the sales distribution mix amongst direct sales, third-party network sales, and other channels and the platform mix between traditional computer and mobile and other connected devices. The increase in the number of ads delivered was primarily due to an increase in total listener hours of approximately 78% which increased the volume of advertising inventory, as well as an increase in our sales force by approximately 75% year-over-year to sell such advertising inventory. Subscription revenue increased $10.7 million due to an increase in the number of subscribers.

Total ad RPMs over the trailing twelve months ended October 31, 2012 and the three and nine months ended October 31, 2012 decreased compared to the respective prior year periods due to the continuing shift in the platform mix between traditional computer and mobile and other connected devices as well as an increase in listener hours, in part the result of the effective elimination of the 40 hour per month free listening cap on traditional computers in September 2011 which created increased advertising inventory not fully offset by advertising sales.

Costs and Expenses

Cost of Revenue - Content acquisition costs

	Three Months Ended October 31,			Nine Months Ended October 31,
	2011	2012	$ Change	2011	2012	$ Change
	(in thousands)			(in thousands)
Cost of Revenue - Content acquisition costs	$37,658	$65,713	$28,055	$100,539	$182,053	$81,514

The following table presents our estimated content acquisition costs for our advertising-based service attributable to our traditional computer platform and our mobile and other connected devices platforms as percentages of the estimated advertising revenue attributable to such platforms.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2012	2011	2012
Traditional computer	27%	32%	28%	34%
Mobile and other connected devices	71%	67%	74%	77%

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

Three months ended 2011 compared to 2012. Content acquisition costs increased $28.1 million due to increased royalty payments driven by increased listener hours and higher royalty rates due to scheduled rate increases and higher revenue. Content acquisition costs as a percentage of total revenue increased from 50% to 55%, primarily due to the growth in listener hours on mobile devices for which we have not been able to as effectively generate revenue as compared to listener hours on traditional computers and to the rate increases. Estimated content acquisition costs as a percentage of the revenue attributable to our traditional computer platform increased from 27% to 32%, primarily due to the effective elimination of the 40 hour per month free listening cap on traditional computers, which created increased listener hours not fully offset by increased advertising sales, as well as the rate increases. Estimated content acquisition costs as a percentage of the revenue attributable to our mobile and other connected devices platforms decreased from 71% to 67%, primarily due to an increase in advertising sales on those platforms.

Nine months ended 2011 compared to 2012. Content acquisition costs increased $81.5 million due to increased royalty payments driven by increased listener hours and higher royalty rates due to scheduled rate increases and higher revenue. Content acquisition costs as a percentage of total revenue increased from 52% to 60%, primarily due to the growth in listener hours on mobile devices for which we have not been able to as effectively generate revenue as compared to listener hours on traditional computers. Estimated content acquisition costs as a percentage of the revenue attributable to our traditional computer platform increased from 28% to 34%, primarily due to the effective elimination of the 40 hour per month free listening cap on traditional computers, which created increased listener hours not fully offset by increased advertising sales. Estimated content acquisition costs as a percentage of the revenue attributable to our mobile and other connected devices platforms increased from 74% to 77%, primarily due to the aforementioned increase in royalty rates.

Cost of Revenue - Other

	Three Months Ended October 31,			Nine Months Ended October 31,
	2011	2012	$ Change	2011	2012	$ Change
	(in thousands)			(in thousands)
Cost of revenue — Other	$6,260	$8,338	$2,078	$16,080	$22,769	$6,689

Three months ended 2011 compared to 2012. Cost of revenue increased $2.1 million primarily due to a $1.6 million increase in hosting services costs as a result of a 67% increase in listener hours, and $0.3 million higher employee-related expenses driven primarily by a 17% increase in period ending headcount.

Nine months ended 2011 compared to 2012. Cost of revenue increased $6.7 million primarily due to a $3.4 million increase in hosting services costs as a result of a 78% increase in listener hours, $1.6 million higher employee-related expenses driven primarily by a 17% increase in period ending headcount and $1.5 million due to higher infrastructure costs.

Product Development

	Three Months Ended October 31,			Nine Months Ended October 31,
	2011	2012	$ Change	2011	2012	$ Change
	(in thousands)			(in thousands)
Product development	$3,685	$4,371	$686	$9,842	$12,965	$3,123

Three months ended 2011 compared to 2012. Product development expenses increased $0.7 million primarily due to $0.7 million higher employee-related expenses driven by a 12% increase in period ending headcount.

Nine months ended 2011 compared to 2012. Product development expenses increased $3.1 million primarily due to $3.4 million higher employee-related expenses driven by a 12% increase in period ending headcount, partially offset by lower professional services fees and infrastructure costs.

Marketing and Sales

	Three Months Ended October 31,			Nine Months Ended October 31,
	2011	2012	$ Change	2011	2012	$ Change
	(in thousands)			(in thousands)
Marketing and sales	$16,628	$26,714	$10,086	$44,094	$73,631	$29,537

Three months ended 2011 compared to 2012. Marketing and sales expenses increased $10.1 million primarily due to an $7.8 million increase in employee-related expenses driven by a 52% increase in period ending headcount, along with an increase in marketing expenses of $1.3 million and a $0.7 million increase in infrastructure costs.

Nine months ended 2011 compared to 2012. Marketing and sales expenses increased $29.5 million primarily due to a $23.5 million increase in employee-related expenses driven by a 52% increase in period ending headcount along with a $3.6 million increase in marketing expenses and a $2.0 million increase in infrastructure costs.

General and Administrative

	Three Months Ended October 31,			Nine Months Ended October 31,
	2011	2012	$ Change	2011	2012	$ Change
	(in thousands)			(in thousands)
General and administrative	$10,021	$12,700	$2,679	$25,374	$33,914	$8,540

Three months ended 2011 compared to 2012. General and administrative expenses increased $2.7 million, primarily due to $2.9 million higher employee-related expenses attributable to a 29% increase in period ending headcount and a $0.8 million charge related to an executive’s transition agreement, partially offset by $1.0 million lower professional services fees.

Nine months ended 2011 compared to 2012. General and administrative expenses increased $8.5 million primarily due to a $7.6 million increase in employee-related expenses driven by a 29% increase in period ending headcount and a $0.8 million charge related to an executive’s transition agreement, and a $0.7 million increase in taxes and insurance costs..

Other Income (Expense)

	Three Months Ended October 31,			Nine Months Ended October 31,
	2011	2012	$ Change	2011	2012	$ Change
	(in thousands)			(in thousands)
Interest income	$28	$19	$(9)	$31	$76	$45
Interest expense	(123)	(137)	(14)	(493)	(397)	96
Other income (expense)	—	1	1	(4,485)	1	4,486
Total other expense	$(95)	$(117)	$(22)	$(4,947)	$(320)	$4,627

Three months ended 2011 compared to 2012. Total other expenses increased $22,000 due to higher interest expense.

Nine months ended 2011 compared to 2012. Total other expenses decreased $4.6 million due to the absence in the 2012 period of expenses related to the remeasurement of the fair value of our preferred stock warrants which were exercised and converted to shares of common stock or converted into warrants for shares of common stock upon the closing of our IPO on June 20, 2011.

Provision for Income Taxes

Three months ended 2011 compared to 2012. For the three months ended October 31, 2011 the Company recorded income tax expenses of approximately $23,000.  For the three months ended October 31, 2012 the Company recorded no income tax expenses.  The difference was primarily driven by changes in state tax statutes which resulted in lower tax obligations in some states.

Nine months ended 2011 compared to 2012. For the nine months ended October 31, 2011 the Company recorded income tax expenses of approximately $66,000 compared to an income tax benefit of approximately $5,000 recorded in the nine months ended October 31, 2012. The difference was primarily driven by changes in state tax statutes which resulted in lower tax obligations in some states.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements and as of October 31, 2012 we had no such arrangements. There has been no material change in our contractual obligations other than in the ordinary course of business since our fiscal year ended January 31, 2012.

Quarterly Trends

Our operating results fluctuate from quarter to quarter as a result of a variety of factors. We expect our operating results to continue to fluctuate in future quarters.

Our results may reflect the effects of some seasonal trends in listener behavior due to increased internet usage and sales of media-streaming devices during certain vacation and holiday periods. For example, we expect to experience increased usage during the fourth quarter of each calendar year due to the holiday season, and in the first quarter of each calendar year due to increased use of media-streaming devices received as gifts during the holiday season. We may also experience higher advertising sales post-holiday season during the fourth quarter of each calendar year due to greater advertiser demand during the holiday season and lower advertising sales during the first quarter of each calendar year due to seasonally adjusted advertising demand. While we believe these seasonal trends have affected and will continue to affect our operating results, particularly as increases in content acquisition costs from increased usage are not offset by increases in advertising sales in the last month of our fourth fiscal quarter, our trajectory of rapid growth may have overshadowed these effects to date. We believe that our business may become more seasonal in the future and that such seasonal variations in listener behavior may result in fluctuations in our financial results.

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

Liquidity and Capital Resources

As of October 31, 2012 we had cash, cash equivalents and short-term investments totaling $80.5 million, which consisted of cash and money market funds held at major financial institutions, commercial paper and investment-grade corporate debt securities. Our principal uses of cash during the nine months ended October 31, 2012 were funding our operations and capital expenditures.

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

As of October 31, 2012, we had $828,000 in letters of credit outstanding and had $29.17 million of available borrowing capacity under the credit facility. On December 30, 2011, we entered into a cash collateral agreement in connection with the issuance of letters of credit which were used to satisfy deposit requirements under facility leases. As of October 31, 2012, the $828,000 cash collateral was considered to be restricted cash. The amount is included in other assets on the Company’s balance sheet.

Capital Expenditures

Consistent with previous periods, future capital expenditures will primarily focus on acquiring additional hosting and general corporate infrastructure. We believe that our existing cash, cash equivalents, short-term investments and available borrowings are sufficient to fund our anticipated capital expenditures.

Historical Trends

The following table summarizes our cash flow data for the nine months ended October 31, 2011 and 2012.

	Nine Months Ended October 31,
	2011	2012
	(in thousands) (unaudited)
Net cash provided by (used in) operating activities	$3,482	$(8,612)
Net cash provided by (used in) investing activities	(45,958)	17,355
Net cash provided by financing activities	53,304	4,857

Operating Activities

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

In the nine months ended October 31, 2012, net cash used in operating activities was $8.6 million, including our net loss of $23.6 million and non-cash charges of $24.3 million. In addition, cash used from changes in operating assets and liabilities included $31.1 million higher accounts receivable primarily due to increased billings, partially offset by $18.6 million provided by stock based compensation, $10.6 million higher accrued royalties due to an increase in listening hours and scheduled royalty rate increases, $7.7 million higher deferred revenue due to an increase in customers purchasing subscriptions for Pandora One, $4.5 million higher accounts payable due to the timing of payments and a $1.2 million reimbursement of leasehold improvement costs related to our Oakland, California facility.

Investing Activities

Cash used in investing activities in the nine months ended October 31, 2011 was $46.0 million consisting of $36.9 million for the purchase of short-term investments and $9.0 million primarily for capital expenditures for leasehold improvements and server equipment.

Cash provided by investing activities in the nine months ended October 31, 2012 was $17.4 million consisting of $73.5 million in maturities of short-term investments, partially offset by $50.1 million in purchases of short-term investments and $6.0 million in capital expenditures primarily related to leasehold improvements.

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

Cash provided by financing activities in the nine months ended October 31, 2012 was $4.9 million consisting of proceeds from the issuance of common stock pursuant to incentive awards.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 31, 2012.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended October 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the Risk Factors described under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012, other than as set forth below. The risk factors below, all of which originally appear in our Annual Report on Form 10-K, have been updated to reflect additional information regarding monetization and key metrics and our initiation of early stage entry in international markets, among other things.

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

•                  our ability to continue to operate under the statutory licenses set forth in the Digital Millennium Copyright Act (“DMCA”) and the Digital Performance Right in Sound Recordings Act (“DPRA”).

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

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By	Filed Herewith

10.22†	Transition Agreement with Steven Cakebread, dated August 29, 2012						X

31.01	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act						X

31.02	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act						X

32.01	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act						X

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Balance Sheets as of October 31, 2012 and January 31, 2012, (ii) Condensed Statements of Operations for the Three Months and Nine Months ended October 31, 2012 and 2011, (iii) Condensed Statements of Comprehensive Loss for the Three and Nine Months Ended October 31, 2012 and 2011, (iv) Condensed Statements of Cash Flows for the Nine Months ended October 31, 2012 and 2011 and (v) Notes to Condensed Financial Statements

X

†        Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Pandora Media, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANDORA MEDIA, INC.

Date: December 6, 2012	By:	/s/ Steven Cakebread
Steven Cakebread
Executive Vice President and Chief
Financial Officer

(Duly Authorized Officer and Principal Financial and Accounting Officer)