Form 10-K
period 2013-01-31
Pandora Media, Inc.
filed 2013-03-18
CIK 1230276

Use these links to rapidly review the document
PANDORA MEDIA, INC. FORM 10-K TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended January 31, 2013
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-35198

Pandora Media, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3352630 (I.R.S. Employer Identification No.)
2101 Webster Street, Suite 1650 Oakland, CA (Address of principal executive offices)	94612 (Zip Code)

(510) 451-4100
(Registrant's telephone number, including area code)

Title of each class	Name of each exchange on which registered
Common stock, $0.0001 par value	The New York Stock Exchange

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting common stock held by non-affiliates of the registrant as of July 31, 2012(the last business day of the registrant's most recently completed second quarter), based on the closing price of such stock on The New York Stock Exchange on such date was approximately $725 million. This calculation excludes the shares of common stock held by executive officers, directors and stockholders whose ownership exceeds 5% outstanding at July 31, 2012. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

          On March 13, 2013 the registrant had 172,896,461 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Definitive Proxy Statement relating to its 2013 annual meeting of stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant's fiscal year ended January 31, 2013. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

PANDORA MEDIA, INC.
FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

        This Annual Report on Form 10-K contains "forward-looking statements" that involve substantial risks and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as "anticipate," "believe," "estimate," "expect," "intend," "may," "might," "plan," "project," "will," "would," "should," "could," "can," "predict," "potential," "continue," "objective," or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Risk Factors" included in this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. We qualify all of our forward-looking statements by these cautionary statements. In addition, the industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors including those described in the section entitled "Risk Factors." These and other factors could cause our results to differ materially from those expressed in this Annual Report on Form 10-K.

        Some of the industry and market data contained in this Annual Report on Form 10-K are based on independent industry publications, including those generated by Triton Digital Media or "Triton" and International Data Corporation or "IDC" or other publicly available information. This information involves a number of assumptions and limitations. Although we believe that each source is reliable as of its respective date, we have not independently verified the accuracy or completeness of this information.

        As used herein, "Pandora," the "Company," "we," "our," and similar terms refer to Pandora Media, Inc., unless the context indicates otherwise.

        "Pandora" and other trademarks of ours appearing in this report are our property. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies' trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

PART I.

ITEM 1.    BUSINESS

Overview

        Pandora is the leader in internet radio in the United States, offering a personalized experience for each of our listeners. We have pioneered a new form of radio—one that uses intrinsic qualities of music to initially create stations and then adapts playlists in real-time based on the individual feedback of each listener. As of January 31, 2013, we had approximately 175 million registered users, which we define as the total number of accounts that have been created for our service at period end. As of January 31, 2013 approximately 140 million registered users have accessed Pandora through smartphones and tablets. For the fiscal year ended January 31, 2013, we streamed 14.01 billion hours of radio and as of January 31, 2013, we had 65.6 million active users during the prior 30 day period. According to a December 2012 report by Triton, we have more than a 70% share of internet radio among the top 20 stations and networks in the United States. Since we launched our free, advertising-supported radio service in 2005 our listeners have created over 4.0 billion stations.

        In June 2012, we entered into or activated agreements which allow Pandora to launch in New Zealand, Australia and the territories associated with the two countries. The arrangements with PPNZ Music Licensing Limited, which represents recording artists and record companies, and APRA/AMCOS, which represents songwriters, composers and publishers, have not had a material effect on our results of operations to date.

Our Service

        Unlike traditional radio stations that broadcast the same content at the same time to all of their listeners, we enable each of our listeners to create up to 100 personalized stations. The Music Genome Project and our playlist generating algorithms power our ability to predict listener music preferences, play music content suited to the tastes of each individual listener and introduce listeners to music they will love. When a listener enters a single song, artist or genre to start a station—a process we call seeding—the Pandora service instantly generates a station that plays music we think that listener will enjoy. Based on listener reactions to the songs we pick, we further tailor the station to match the listener's preferences.

        We currently provide the Pandora service through two models:

  •
  Free Service.  Our free service is advertising-based and allows listeners access to our music and comedy catalogs and personalized playlist generating system for free across all of our delivery platforms. In September 2011, we effectively eliminated the 40 hour per month listening cap on desktop and laptop computers by increasing the cap to 320 hours of listening per month, which almost none of our listeners exceed. We have the right to assess a $0.99 fee to listeners who exceed the new cap, but this has not generated, and is not expected to generate any meaningful revenue. In fiscal years 2010, 2011 and 2012 listeners on other platforms had access to unlimited hours of free music and comedy. Starting in March 2013, we instituted a 40 hour per month listening cap on mobile and other connected devices. Listeners who reach this limit may continue to use our ad supported service on these devices by paying $0.99 for the remainder of the month, may listen to our ad supported service on their desktop or laptop computers, or may purchase annual or monthly Pandora One subscriptions for $36 per year or approximately $4 per month, respectively.

  •
  Pandora One.  Pandora One currently eliminates all external advertising from any device used to access our service. Pandora One allows unlimited listening time and provides access to higher quality 192 kbps audio on supported devices. In fiscal years 2011, 2012 and 2013, subscription services and other revenue accounted for approximately 13%, 13% and 12%, respectively, of our total revenue.

        Beyond song delivery, listeners can discover more about the music they hear by researching song lyrics, reading the history of their favorite artists, viewing artist photos and buying albums and songs from Amazon or iTunes. Our service also incorporates community social networking features. Listeners can create and customize personal listener profile pages to connect with other listeners. Our music feed feature enables a real-time, centralized stream for listeners to view the music that their social connections are experiencing and to provide and receive recommendations for songs, albums and artists. Listeners can also share their stations across other social media outlets and through email by using our share feature or by distributing our individualized station URLs. In addition, our website is integrated with Facebook's instant personalization capability, allowing our listeners to share their stations and music preferences with their Facebook friends and enabling us to make additional music recommendations. In October 2012, we announced the redesign of our mobile listener interface,

Pandora 4.0, on both IOS and Android smartphones which included expanding listening functionality, artist pages, personal music profiles and sharing capabilities.

Distribution and Partnerships

        One key element of our strategy is to make the Pandora service available everywhere that there is internet connectivity. To this end, we make the Pandora service available through a variety of distribution channels. In addition to streaming our service to traditional computers, we have developed Pandora mobile device applications or "apps" for smartphones such as Android, Blackberry and the iPhone, and for tablets including the iPad, Android tablets, and Amazon Kindle Fire tablets. We distribute those mobile apps free to listeners via app stores. Pandora is now available on more than 1,000 integrations, including automobiles, automotive aftermarket devices and consumer electronic devices. In the consumer electronics space, more than 760 consumer electronics devices from third-party distribution partners such as Samsung, Roku and DirecTV make Pandora available in the home. Many automotive partners, including Alpine Electronics, Audiovox, Clarion, JVC, Kenwood, Pioneer Sony, incorporate our application into aftermarket radios. We have also developed relationships with major automobile manufacturers and are currently available on vehicle models sold by Acura, BMW, Buick, Cadillac, Chevrolet, Ford, GMC, Honda, Hyundai, Lexus, Lincoln, Mazda, Mercedes-Benz, MINI, Nissan, Scion, Suzuki and Toyota. Additionally, Chrysler, Infiniti and Kia have publicly announced their plans to offer Pandora integration on future vehicles. Holden Ltd., a subsidiary of General Motors, has also launched the first in-car system in Australia to offer full compatibility with Pandora. Under the arrangements, we receive no financial compensation and recognize no revenue from these automotive distribution partners.

Advertising

        We generate revenue primarily from advertising. In fiscal 2011, 2012 and 2013, advertising revenue accounted for approximately 87%, 87% and 88% of our total revenue, respectively, and we expect that advertising will comprise a substantial majority of revenue for the foreseeable future.

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

  •
  Display Advertising.  Our display products offer advertisers opportunities to maximize exposure to our listeners through our desktop and mobile service interfaces, which are divided between our tuner containing our player and "now playing" information, and the information space surrounding our tuner. Our display ads include industry standard banner ads of various sizes and placements depending on platform and listener interaction.

  •
  Audio Advertising.  Our audio advertising products allow custom audio messages to be delivered between songs during short ad interludes. Audio ads are available across all of our delivery platforms. On supported platforms, the audio ads can be accompanied by display ads to further enhance advertisers' messages.

  •
  Video Advertising.  Our video advertising products allow delivery of rich branded messages to further engage listeners through in-banner click-initiated videos, videos that automatically play when a listener changes stations or skips a song and opt-in videos that pause the music and cover the tuner.

        Our advertising strategy focuses on developing our core suite of display, audio and video advertising products and marketing these products to advertisers for delivery across traditional computer, mobile and other connected device platforms such as automobiles and consumer electronics. We believe that our ability to run multi-platform ad campaigns enables advertisers to deliver their advertising messages to listeners anytime and anywhere they enjoy music and comedy, providing a unique advertising opportunity that is central to our achieving and sustaining profitability. As listenership on our mobile platforms has grown more rapidly than on our other platforms, we have sought to improve our advertising products for the mobile environment to better enable us to develop and market multi-platform advertising solutions. For example, our introduction of audio ads was driven by the growth of mobile listenership. In addition, our banner advertising products for display on mobile devices include standard banner ads displayed on the Pandora app "now-playing" screen, "welcome" screen banners which are the first to display upon launch of the app, and other multi-functional banners of different shapes and sizes. Further, advertisers can create "drag-and-drop" stations where listeners select among branded icons and drag and drop the selected icon to automatically launch a station. We have also incorporated rich media touch screen initiated functionality, or "tap-to" technology, to enhance connections between our mobile listeners and advertisers. "Tap-to" technology allows mobile listeners to expand banner ads, launch videos, receive advertiser emails, dial advertiser phone numbers, download applications and access links to advertiser websites, offering increased listener and advertiser engagement.

        Our display, audio and video advertising products can be designed and modified by us and advertisers to create advertising campaigns tailored across all of our high volume delivery platforms to fit specific advertiser needs. For example, our advertisers can create custom "branded" stations from our music library that can be accessed by our listeners, as well as engage listeners by allowing them to personalize the branded stations through listener-controlled variables.

Sales and Marketing

        We organize our sales force into multiple teams that are each focused on selling advertising across our traditional computer, mobile and other connected device platforms. Teams are located in our Oakland, California headquarters, in regional sales offices in Chicago, Illinois; Santa Monica, California; and New York, New York and local sales offices throughout the country.

        Our marketing team is charged with amplifying Pandora's brand message to grow awareness and drive listening hours. We organize the marketing team into three groups focused on communications, marketing analytics, and brand marketing.

Our Technologies

  Music Genome Project

        The Music Genome Project is the foundation of our personalized playlist generating system and has been built by our music analysts to select songs tailored to an individual's music tastes. The Music Genome Project database was developed one song at a time, by evaluating and cataloging each song's particular attributes. Our music catalog currently consists of over 1,000,000 uniquely analyzed songs from over 100,000 artists, spanning over 500 genres and sub-genres ranging from classical, jazz, rock, pop and hip hop to post punk, Celtic and flamenco. Our musical catalog includes both well-known and little-known music and incorporates listener suggestions and independent submissions. Music is assessed on the basis of value to our catalog and we do not accept money or any form of consideration from artists or their representatives for inclusion in the Music Genome Project.

        Once we select music to become part of our catalog, our music analysts genotype it by examining up to 450 attributes including objectively observable metrics such as tone and tempo, as well as subjective characteristics, such as lyrics, vocal texture and emotional intensity. We employ rigorous hiring and training standards for selecting our music analysts, who typically have four-year degrees in music theory, composition or performance, and we provide them with intensive training in the Music Genome Project's precise methodology.

  Comedy Genome Project

        Our Comedy Genome Project leverages similar technology to the technology underlying the Music Genome Project, allowing a listener to choose a favorite comedian or a genre as a seed to start a station and then give feedback to personalize that station. Our comedy collection includes content from more than 1,500 comedians with more than 20,000 tracks.

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

Competition

  Competition for Listeners

        We compete for the time and attention of our listeners with other content providers on the basis of a number of factors, including quality of experience, relevance, acceptance and diversity of content, ease of use, price, accessibility, perceptions of ad load, brand awareness and reputation. We also compete for listeners on the basis of our presence and visibility as compared with other providers that deliver content through the internet, mobile devices and consumer products. We believe that we compete favorably on these factors. For additional details on risks related to competition for listeners, please refer to the section entitled "Risk Factors."

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

        Our competitors include:

        Other Radio Providers.    We compete for listeners with broadcast radio providers, including terrestrial radio providers such as Clear Channel and CBS and satellite radio providers such as Sirius XM. Many broadcast radio companies own large numbers of radio stations or other media properties. Many terrestrial radio stations have begun broadcasting digital signals, which provide high quality audio transmission. In addition, unlike participants in the emerging internet radio market, terrestrial and satellite radio providers, as aggregate entities of their subsidiary providers, generally enjoy larger established audiences and longer operating histories. Broadcast and satellite radio companies enjoy a significant cost advantage because they pay a much lower percentage of revenue for transmissions of sound recordings. Broadcast radio pays no royalties for its terrestrial use of sound recordings, and satellite radio pays only 9% of revenue for its satellite transmissions of sound recordings. By contrast, Pandora incurred content acquisition costs representing 55.9% of revenue for our internet transmissions of sound recordings during the fiscal year ending January 31, 2013. We also compete directly with other emerging non-interactive online radio providers such as CBS's Last.fm, Clear Channel's iheartradio and Slacker Personal Radio. We could face additional competition if known incumbents in the digital media space choose to enter the internet radio market.

        Other Audio Entertainment Providers.    We face competition from providers of interactive on-demand audio content and pre-recorded entertainment, such as Apple's iTunes Music Store, RDIO, Rhapsody, Spotify, and Amazon that allow listeners to select the audio content that they stream or purchase. This interactive on-demand content, is accessible in automobiles and homes, using portable players, mobile phones and other wireless devices. The audio entertainment marketplace continues to rapidly evolve, providing our listeners with a growing number of alternatives and new media platforms.

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

  Competition for Advertisers

        We compete with other content providers for a share of our advertising customers' overall marketing budgets. We compete on the basis of a number of factors, including perceived return on investment, effectiveness and relevance of our advertising products, pricing structure and ability to deliver large volumes or precise types of ads to targeted demographics. We believe that our ability to deliver targeted and relevant ads across a wide range of platforms allows us to compete favorably on the basis of these factors and justify a long-term profitable pricing structure. However, the market for online advertising solutions is intensely competitive and rapidly changing, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future. For additional details on risks related to competition for advertisers, please refer to the section entitled "Risk Factors."

        Our competitors include:

        Other Internet Companies.    The market for online advertising is becoming increasingly competitive as advertisers are allocating increasing amounts of their overall marketing budgets to web-based advertising. We compete for online advertisers with other internet companies, including major internet portals, search engine companies and social media sites. Large internet companies with greater brand recognition, such as Facebook, Google, MSN and Yahoo! have large direct sales staffs, substantial proprietary advertising technology and extensive web traffic and consequently enjoy significant competitive advantages.

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

  Content, Copyrights and Royalties

        To secure the rights to stream music content over the internet, we must obtain licenses from, and pay royalties to, copyright owners of both sound recordings and musical compositions. These royalty and licensing arrangements strongly influence our business operations. We stream spoken word comedy content, for which the underlying literary works are not currently entitled to eligibility for licensing by any performing rights organization for the United States. Rather, pursuant to industry-wide custom and practice, this content is performed absent a specific license from any such performing rights organization. We do, however, obtain licenses to stream the sound recordings of comedy content under federal statutory licenses as more fully described under the section captioned "Sound Recordings" below, which in some instances we have opted to augment with direct agreements with the licensors of such sound recordings.

  Sound Recordings

        Our largest royalty expense arises from our use of sound recordings. We obtain performance rights licenses and pay performance rights royalties to the copyright owners of sound recordings, typically performing artists and recording companies, pursuant to the Digital Millennium Copyright Act of 1998, (the "DMCA"). Under federal statutory licenses created by the Digital Performance Right in Sound Recordings Act of 1995, (the "DPRA"), and DMCA, we are permitted to stream any lawfully released sound recordings and to make reproductions of these recordings on our computer servers, without having to separately negotiate and obtain direct licenses with each individual copyright owner. These statutory licenses are granted to us on the condition that we operate in compliance with the rules of statutory licenses and pay the applicable royalty rates to SoundExchange, the non-profit organization designated by the Copyright Royalty Board, or CRB, to collect and distribute royalties under these statutory licenses. We believe we are not an "interactive service" as defined in the U.S. Copyright Act of 1976 (the "U.S. Copyright Act"). As a non-interactive service, we are not allowed to stream a particular song "on-demand" and are otherwise obliged to limit the ways in which we stream music to our listeners. As such we are required, among other things, to restrict the number of songs that are played on a particular station from a particular artist or album within certain time periods.

        The rates we pay to SoundExchange for non-interactive streaming of sound recordings pursuant to these licenses are privately negotiated or set by the CRB. In 2007, the CRB set royalty rates for non-interactive, online streaming of music that were extremely high. In response to the lobbying efforts of internet webcasters, including Pandora, Congress passed the Webcaster Settlement Acts of 2008 and 2009, which permitted webcasters to negotiate alternative royalty rates directly with SoundExchange outside of the scope of the CRB process. In July 2009, certain webcasters reached a settlement agreement with SoundExchange establishing a royalty structure more favorable to us that by its terms will apply through 2015. This settlement agreement is commonly known as the "Pureplay Settlement." Once the rates and terms of the Pureplay Settlement came into effect in July 2009, any qualifying commercial webcaster could elect to avail itself of those rates and terms by filing an initial notice, followed by annual notices, of election with SoundExchange through 2015. In July 2009, we elected to be subject to the Pureplay Settlement and timely filed notices of election with SoundExchange for 2010, 2011, 2012 and 2013. We currently intend to continue to make such elections through 2015.

        The table below sets forth the per performance rates for the calendar years 2012 to 2015 (1) as established by the CRB, which we have opted not to pay, (2) under the Pureplay Settlement applicable to our non-subscription, ad-supported service and (3) under the Pureplay Settlement applicable to our subscription service.

Year	CRB Rate	Pureplay Rate (non-subscription)*	Pureplay Rate (subscription)
2012	$0.00210	$0.00110	$0.00200
2013	0.00210	0.00120	0.00220
2014	0.00230	0.00130	0.00230
2015	0.00230	0.00140	0.00250

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

        We believe that our participation in the Webcasting IV proceedings as a mature player in an industry that will have evolved significantly since the prior proceedings may enhance our ability to negotiate rates on economically favorable terms. However, if we are unable to successfully negotiate rates for the 2016-2020 period, we will be forced to litigate those rates before the CRB. Any such litigation would be costly, and the outcome of such litigation would be uncertain. If the Webcasting IV proceedings establish rates applicable to us that represent incremental increases in the per performance rates set forth as "CRB Rates" in the table above for the 2016-2020 period and there is no percentage of revenue option available to us, then our content acquisition costs could substantially increase, which could materially and adversely affect our operating results. For additional details on risks related to the rate-setting process, please refer to the section entitled "Risk Factors." We are unable to estimate the direct and indirect costs of participating in the Webcaster IV proceedings, but we expect those costs to be significant.

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

  Musical Works

        We also incur royalty expenses from our use of musical works embodied in sound recordings, with respect to which we must obtain public performance licenses and pay performance rights royalties to copyright owners of those musical works (typically, songwriters and music publishers) or their agents. Copyright owners of musical works most often rely on intermediaries known as performance rights organizations to negotiate so-called "blanket" licenses with copyright users, collect royalties under such licenses and distribute them to copyright owners. We have obtained public performance licenses from, and pay license fees to, the three major performance rights organizations in the United States: the American Society of Composers, Authors and Publishers, or ASCAP, Broadcast Music, Inc., or BMI and SESAC, Inc., or SESAC.

        We currently operate under a final agreement with SESAC, which automatically renews yearly, but is subject to termination by either party in accordance with its terms at the end of each yearly term. The SESAC rate is subject to small annual increases. There is no guarantee that the license and associated royalty rate available to us now with respect to SESAC will be available to us in the future.

        In 2012, we elected to terminate our prior agreement with BMI effective as of December 31, 2012 because we believed the royalty rates sought by BMI were excessive. Notwithstanding our termination of this BMI agreement, the musical works administered by BMI are licensed to us pursuant to the provisions of a consent decree which BMI entered into with the U.S. Department of Justice. Rates to be paid to BMI can be set, in the absence of a negotiated agreement, by the rate court established pursuant to such consent decree in the U.S. District Court for the Southern District of New York. The rates to be paid to BMI may be adjusted retroactively, either by mutual agreement or order of the rate court.

        In 2010, we elected to terminate our prior agreement with ASCAP as of December 31, 2010 because we believed that the royalty rates sought by ASCAP were excessive. Notwithstanding our termination of this ASCAP agreement, the musical works administered by ASCAP are licensed to us pursuant to the provisions of a consent decree which ASCAP entered into with the U.S. Department of Justice. Rates to be paid to ASCAP can be set, in the absence of a negotiated settlement, by the rate court established pursuant to such consent decree in the U.S. District Court for the Southern District of New York. In September 2011, we changed the method we used to calculate royalties due to ASCAP following the execution of an interim arrangement for the period commencing January 1, 2011, pending a final determination of new rates. The rates to be paid to ASCAP may be adjusted retroactively, either by mutual agreement or order of the rate court. In November 2012, we filed a petition in the rate court to determine final, reasonable rates and terms with ASCAP. Rate court proceedings could take years to complete, could be very costly, and there are no guarantees that the rate court will establish royalty rates more favorable to us than those we previously paid pursuant to our terminated agreement with ASCAP or those we pay pursuant to our interim arrangement with ASCAP.

        We also obtain licenses directly from music publishers. In May 2011, EMI Music Publishing, or EMI, announced its decision to withdraw from ASCAP certain portions of its musical works catalog that ASCAP had been administering on its behalf. As a result, ASCAP may no longer be able to license those musical works, and new media licensees, such as Pandora, who were previously able to secure licenses from ASCAP for those musical works, may now have to enter into direct licensing arrangements with EMI. In March 2012, we entered into a licensing agreement with EMI covering the public performance of the EMI musical works purportedly withdrawn from the ASCAP repertory.

        In late 2012, Sony ATV Music Publishing or Sony ATV, which led a consortium in the acquisition of EMI in June 2012, announced its intention to withdraw from ASCAP and BMI certain portions of its musical works catalog that ASCAP and BMI had been administering on its behalf. As a result, ASCAP and BMI may no longer be able to license those musical works, and new media licensees, such as Pandora, who were previously able to secure licenses from ASCAP and BMI for those musical works, may now have to enter into direct licensing arrangements with Sony ATV. In January 2013, we entered into a licensing agreement with Sony ATV and EMI covering the public performance of the works purportedly withdrawn from ASCAP and BMI.

        Other music publishers have signaled their intent to withdraw from ASCAP and BMI all or a portion of the musical works catalogs that ASCAP and BMI administer on their behalf. It is unclear whether other music publishers will be able to withdraw their catalogs from ASCAP or BMI and, if so, what specific effect those withdrawals will have on us.

Non-U.S. Licensing Regimes

        In addition to the copyright and licensing arrangements described above for our use of sound recordings and musical compositions in the United States, other countries have various copyright and licensing regimes, including in some cases performance-rights organizations and copyright collection societies from which licenses must be obtained. We have obtained licenses to operate in Australia and New Zealand for the communication of sound recordings and the musical compositions embodied in those sound recordings. As yet, we have not identified economically suitable licensing arrangements in other countries.

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

        We are also subject to federal and state laws regarding privacy of listener data. Our privacy policy and terms of use describe our practices concerning the use, transmission and disclosure of listener information and are posted on our website. Any failure to comply with our posted privacy policy or privacy-related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. Further, any failure by us to adequately protect the privacy or security of our listeners' information could result in a loss of confidence in our service among existing and potential listeners, and ultimately, in a loss of listeners and advertising customers, which could adversely affect our business.

Intellectual Property

        Our success depends upon our ability to protect our technologies and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including trade secrets, patents, copyrights, trademarks, contractual restrictions, technological measures and other methods. We enter into confidentiality and proprietary rights agreements with our employees, consultants and business partners, and we control access to and distribution of our proprietary information.

        We have three patents that have been issued in the United States and we continue to pursue additional patent protection, both in the United States and abroad where appropriate and cost effective.

        Our registered trademarks in the United States include "Pandora," the "Music Genome Project," and "QUICKMIX," in addition to a number of Pandora logos. "Pandora" is also registered in Australia, Canada, Chile, the European Union, Israel, Korea, Mexico, New Zealand, Switzerland, and other countries. "Music Genome Project" is also registered in Australia, China, and New Zealand. "QUICKMIX" is also registered in China. We have pending trademark applications in the United States and in certain other countries, including applications for Pandora logos.

        We are the registrant of the internet domain name for our website, pandora.com, as well as pandora.co.in, pandora.co.uk, pandora.co.nz and pandora.de, among others. We own rights to proprietary processes and trade secrets, including those underlying the Pandora service.

        In addition to the foregoing protections, we generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners.

Customer Concentration

        No single customer accounted for 10% or more of our total revenues in fiscal 2011, 2012 or 2013.

Seasonality

        Our results may reflect the effects of some seasonal trends in listener behavior due to increased internet usage and sales of media-streaming devices during certain vacation and holiday periods. For example, we expect to experience increased usage during the fourth quarter of each calendar year due to the holiday season, and in the first quarter of each calendar year due to increased use of media-streaming devices received as gifts during the holiday season. We may also experience higher advertising sales during the fourth quarter of each calendar year due to greater advertiser demand during the holiday season and lower advertising sales in the first quarter of the following year due to reduced advertiser demand. See the section entitled "Quarterly Trends" in Item 7 of this Annual Report on Form 10-K for a more complete description of the seasonality of our financial results.

Employees

        As of January 31, 2013, we had approximately 740 employees. None of our employees are covered by collective bargaining agreements, and we consider our relations with our employees to be good.

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

        We file reports with the Securities and Exchange Commission ("SEC"), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any other filings required by the SEC. We make available on our Investor Relations website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

        The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.    RISK FACTORS

        The risks and uncertainties set forth below, as well as other factors described elsewhere in this Annual Report on Form 10-K or in other filings by the Company with the SEC, could adversely affect the Company's business, financial condition, results of operations and the trading price of our common stock. Additional risks and uncertainties that are not currently known to the Company or that are not currently believed by the Company to be material may also harm the Company's business operations and financial results. Because of the following factors, as well as other factors affecting the Company's financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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

  •
  our ability to effectively monetize listener hours, particularly with respect to listener hours on mobile devices, by growing our sales of advertising inventory created from growing listener hours and developing compelling ad product solutions that successfully deliver advertisers' messages across the range of our delivery platforms while maintaining our listener experience in continually evolving markets;

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

        Since our inception in 2000, we have incurred significant net operating losses and, as of January 31, 2013, we had an accumulated deficit of $139.6 million. A key element of our strategy is to increase the number of listeners and listener hours to increase our market penetration, including the number of listener hours on mobile and other connected devices, such as automobiles and consumer electronics. However, as our number of listener hours increases, the royalties we pay for content acquisition also increase. We have not in the past generated, and may not in the future generate, sufficient revenue from the sale of advertising and subscriptions to offset our expenses. While we have generated revenue from our advertising products at a rate that exceeds the growth in listener hours in certain fiscal years for traditional computers and for the fiscal year ending January 31, 2013 for mobile and other connected devices, to date we have not been able to grow our total advertising revenue at a rate that exceeds the growth in our listener hours. Part of the challenge that we face in increasing sales to monetize inventory generated by mobile devices is that radio advertising has traditionally attracted primarily local advertisers and we are still at an early stage of building our sales capability and penetrating local advertising markets. In addition, to the extent that our listener base on mobile platforms may skew to different demographics than we have historically sold on our traditional computer platform, we must identify such demographics and convince advertisers of the capabilities of mobile advertising to maximize advertising inventory utilization across our multi-platform ad campaigns.

        If we cannot successfully earn revenue at a rate that exceeds the operational costs associated with increased listener hours, we may not be able to achieve or sustain profitability. In addition, we expect to invest heavily in our operations to support anticipated future growth. As a result of these factors, we expect to continue to incur annual losses on a U.S. GAAP basis in the near term.

        Our revenue increased rapidly in each of the fiscal years ended January 31, 2007 through January 31, 2013; however, we expect our revenue growth rate to decline in the future as a result of a variety of factors, including increased competition and the maturation of our business, and we cannot assure you that our revenue will continue to grow or will not decline. You should not consider our historical revenue growth or operating expenses as indicative of our future performance. If our revenue growth rate declines or our operating expenses exceed our expectations, our financial performance will be adversely affected. Further, if our future growth and operating performance fail to meet investor or analyst expectations, it could have a materially negative effect on our stock price.

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

        For our fiscal year ended January 31, 2013 we derived 88% of our revenue from the sale of advertising and expect to continue to derive a substantial majority of our revenue from the sale of advertising in the future. Our ability to attract and retain advertisers, and ultimately to sell our advertising inventory to generate advertising revenue, depends on a number of factors, including:

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

        Our agreements with advertisers are generally short term or may be terminated at any time by the advertiser. Advertisers that are spending only a small amount of their overall advertising budget on our service may view advertising with us as experimental and unproven and may leave us for competing alternatives at any time. We may never succeed in capturing a greater share of our advertisers' core advertising spending, particularly if we are unable to achieve the scale and market penetration necessary to demonstrate the effectiveness of our advertising platforms, or if our advertising model proves ineffective or not competitive when compared to alternatives. Failure to demonstrate the value of our service would result in reduced spending by, or loss of, existing or potential future advertisers, which would materially harm our revenue and business.

Advertising on mobile devices, such as smartphones, is an emerging phenomenon, and if we are unable to increase revenue from our advertising products delivered to mobile devices, our results of operations will be materially adversely affected.

        Our number of listener hours on mobile devices has surpassed listener hours on traditional computers, and we expect that this trend will continue. Our mobile listenership has experienced significant growth since we introduced the first mobile version of our service in May 2007. Listener hours on mobile devices and other connected devices constituted approximately 5%, 26%, 54%, 69% and 77% of our total listener hours for fiscal years 2009, 2010, 2011, 2012 and 2013, respectively. We expect this growth to continue, though at a less rapid pace. Digital advertising on mobile devices is an emerging phenomenon, and the percentage of advertising spending allocated to digital advertising on mobile devices is lower than that allocated to traditional online advertising. According to IDC, the percentage of U.S. advertising spending allocated to advertising on mobile devices was less than 1% in 2010, compared to 13% for all online advertising. We must therefore convince advertisers of the capabilities of mobile digital advertising opportunities so that they migrate their advertising spend toward demographics and ad solutions that more effectively utilize mobile inventory. Our cost of content acquisition, or royalty fees for public performances is currently calculated on the same basis whether a listening hour is consumed on a traditional computer or a mobile device. To date, we have not been able to generate revenue from our advertising products delivered to mobile and other connected devices, such as automobiles and consumer electronics, as effectively as we have for our advertising products served on traditional computers.

        Radio advertising has traditionally attracted primarily local advertisers, and we are still at an early stage of building our sales capability to penetrate local advertising markets, which we view as a key challenge in monetizing our listener hours, including listener hours on mobile and other connected devices. In addition, while a substantial amount of our revenue has traditionally been derived from display ads, some display ads may not be currently optimized for use on certain mobile or other connected devices. For example, standard display ads may not be well-suited for use on smartphones due to the size of the device screen and may not be appropriate for smartphones connected to or integrated in automobiles due to safety considerations. Further, some display ads may not be optimized to take advantage of the multimedia capabilities of connected devices. By contrast, audio ads are better-suited for delivery on smartphones connected to or installed in automobiles and across mobile and connected device platforms and video ads can be optimized for a variety of platforms. However, our audio and video advertising products are relatively new and have not been as widely accepted by advertisers as our traditional display ads. In addition, the introduction of audio advertising places us in more direct competition with terrestrial radio, as many advertisers that purchase audio ads focus their spending on terrestrial radio stations who traditionally have strong connections with local advertisers.

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

        Our ability to grow our business and generate advertising revenue depends on retaining and expanding our listener base and increasing listener hours. We must convince prospective listeners of the benefits of our service and existing listeners of the continuing value of our service. The more listener hours we stream, the more ad inventory we have to sell. Further, growth in our listener base increases the size of demographic pools targeted by advertisers, which improves our ability to deliver advertising in a manner that maximizes our advertising customers' return on investment and, ultimately, to demonstrate the effectiveness of our advertising solutions and justify a pricing structure that is profitable for us. If we fail to grow our listener base and listener hours, particularly in key demographics such as young adults, we will be unable to grow advertising revenue, and our business will be materially and adversely affected.

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

        Satellite radio providers, such as Sirius XM, may offer extensive and oftentimes exclusive news, comedy, sports and talk content, national signal coverage, and long established automobile integration. In addition, terrestrial radio pays no royalties for its use of sound recordings and satellite radio pays a much lower percentage of revenue, currently 9.0%, than internet radio providers for use of sound recordings, giving broadcast and satellite radio companies a significant cost advantage.

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

        We also compete for listeners on the basis of our presence and visibility as compared with other businesses and software that deliver audio and other content through the internet, mobile devices and consumer products. We face significant competition for listeners from companies promoting their own digital music and content online or through application stores, including several large, well-funded and seasoned participants in the digital media market. Search engines, such as Google, and mobile device application stores, such as the iTunes Store, rank responses to search queries based on the popularity of a website or mobile application, as well as other factors that are outside of our control. Additionally, mobile device application stores often offer users the ability to browse applications by various criteria, such as the number of downloads in a given time period, the length of time since a mobile app was released or updated, or the category in which the application is placed. The websites and mobile applications of our competitors may rank higher than our website and our Pandora app, and our app may be difficult to locate in mobile device application stores, which could draw potential listeners away from our service and toward those of our competitors. In addition, our competitors' products may be pre-loaded into consumer electronics products or automobiles, creating an initial visibility advantage. If we are unable to compete successfully for listeners against other digital media providers by maintaining and increasing our presence and visibility online, in application stores and in consumer electronics products and automobiles, our listener hours may fail to increase as expected or decline and our advertising sales may suffer.

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

        We compete for a share of advertisers' overall marketing budgets with other content providers on a variety of factors including perceived return on investment, effectiveness and relevance of our advertising products, pricing structure and ability to deliver large volumes or precise types of ads to targeted demographics.

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

        In order to compete successfully for advertisers against new and existing competitors, we must continue to invest resources in developing and diversifying our advertisement platform, harnessing listener data and ultimately proving the effectiveness and relevance of our advertising products. Failure to compete successfully against our current or future competitors could result in loss of current or potential advertisers or a reduced share of our advertisers' overall marketing budget, which could adversely affect our pricing and margins, lower our revenue, increase our research and development and marketing expenses and prevent us from achieving or maintaining profitability.

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

        Our existing agreements with partners in the automobile and consumer electronics industries generally do not obligate those partners to launch our service in their products. In addition, some automobile manufacturers or their supplier partners may terminate their agreements with us for convenience. Our business could be adversely affected if our automobile partners and consumer electronics partners do not continue to provide access to our service or are unwilling to do so on terms acceptable to us. If we are forced to amend the business terms of our distribution agreements as a result of competitive pressure, our ability to maintain and expand the reach of our service and increase listener hours would be adversely affected, which would reduce our revenue and harm our operating results.

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

        Selling ads requires that we demonstrate to advertisers that our service has substantial reach and usage, and we rely on third parties to quantify the reach and usage of our service. These third-party measurements may not reflect our true listening audience and their underlying methodologies are subject to change at any time. In addition, the methodologies we apply to measure the key metrics that we use to monitor and manage our business may differ from the methodologies used by third-party measurement service providers. For example, we calculate listener hours based on the total bytes served for each track that is requested and served from our servers, as measured by our internal analytics systems, whether or not a listener listens to the entire track. By contrast, certain third-party measurement service providers may calculate and report the number of listener hours using a client-based approach, which measures time elapsed during listening sessions. Measurement technologies for mobile and consumer electronic devices may be even less reliable in quantifying the reach and usage of our service, and it is not clear whether such technologies will integrate with our systems or uniformly and comprehensively reflect the reach and usage of our service. While we have been working with third-party measurement service providers, these providers have not yet developed uniform measurement systems that comprehensively measure the reach and usage of our service. We expect that in the future these providers will begin to publish increasingly reliable information about the reach and usage of our service. However, until then, in order to demonstrate to potential advertisers the benefits of our service, we must supplement third-party measurement data with our internal research, which may be perceived as less valuable than third-party numbers. If such third-party measurement providers report lower metrics than we do, or if there is wide variance among reported metrics, our ability to convince advertisers of the benefits of our service could be adversely affected.

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

        We currently operate under statutory and compulsory licensing regimes and structures that may change or cease to exist. We must pay performance rights royalties for the digital audio transmission of sound recordings. Subject to our ongoing compliance with numerous statutory conditions and regulatory requirements for a non-interactive service, we are permitted to operate under a statutory license that allows the streaming in the U.S. of any sound recording lawfully released to the public. We are also permitted to make reproductions of sound recordings on computer servers pursuant to a separate statutory license designed to facilitate the making of transmissions. There is no guarantee that we will continue to be eligible to operate under these statutory licenses. For example, if a court were to determine that we operate an interactive streaming service or make reproductions of sound recordings outside the statutory license, we would have to negotiate license agreements with sound recording copyright owners individually, a time consuming and expensive undertaking that would jeopardize our ability to stream all music currently in our library and could result in royalty costs that are prohibitively expensive. In addition, if copyright owners object to the functionality or transmission methods of our service, we could lose our eligibility to operate under the statutory licenses. Our ability to avoid negotiating separate agreements with the many copyright owners of sound recordings depends on these two statutory licenses, and if we were to no longer qualify for operation under, or violate the provisions of the statutory licenses, we could be subject to significant liability for copyright infringement and may no longer be able to operate under our existing licensing regime. For our fiscal year ended January 31, 2013 we incurred SoundExchange related content acquisition costs representing 55.9% of our total revenue for that period.

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

We depend upon third-party licenses for the right to publicly perform musical works and a change to or loss of these licenses could increase our operating costs or adversely affect our ability to retain and expand our listener base, and therefore could adversely affect our business.

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

        Copyright owners of musical works most often rely on intermediaries known as performance rights organizations to negotiate so-called "blanket" licenses with copyright users, collect royalties under such licenses and distribute them to copyright owners. We have obtained public performance licenses from, and pay license fees to, the three major performance rights organizations in the United States: the American Society of Composers, Authors and Publishers, or ASCAP, Broadcast Music, Inc., or BMI and SESAC, Inc., or SESAC. These organizations represent the rights of songwriters and music publishers, negotiate with copyright users such as us, collect royalties and distribute those royalties to the copyright owners they represent. Performing rights organizations have the right to audit our playlists and royalty payments, and any such audit could result in disputes over whether we have paid the proper royalties. If such a dispute were to occur, we could be required to pay additional royalties and the amounts involved could be material. We currently operate under a final agreement with SESAC, however, this agreement is subject to termination by either party in accordance with its terms at the end of each yearly term, and there is no guarantee that the associated royalty rate available to us now will be available to us in the future. We currently operate under interim agreements with BMI and ASCAP, which pursuant to their respective consent decrees entered into with the U.S. Department of Justice cannot refuse to grant us licenses for the public performance of the musical works they administer. The rates to be paid to BMI and ASCAP can be set, in the absence of a negotiated agreement, by the respective rate courts established pursuant to such decrees in the U.S. District Court for the Southern District of New York. SESAC is not subject to a mandatory licensing obligation and could withhold the rights to all of the musical works which it administers. The loss of the musical works represented by ASCAP, BMI and SESAC could diminish the appeal of our service to listeners.

        In 2010, we elected to terminate our prior agreement with ASCAP as of December 31, 2010 and in 2012 we elected to terminate our prior agreement with BMI as of December 31, 2012 because we believed that the royalty rates sought by ASCAP and BMI were excessive. Notwithstanding our termination of these agreements, the musical works administered by ASCAP and BMI are licensed to us pursuant to the provisions of their respective consent decrees. In September 2011, we changed the method we used to calculate royalties due to ASCAP following the execution of an interim arrangement for the period commencing January 1, 2011, pending a final determination of new rates. In November 2012, we filed suit in the rate court to resolve the royalty dispute with ASCAP. The rate court proceedings can take years to complete and can be very costly. There is no guarantee that final rates established by mutual agreement or by a rate court determination would establish royalty rates more favorable to us than those we previously paid pursuant our terminated agreements with ASCAP and/or BMI or those that we pay pursuant to our interim arrangements with ASCAP and/or BMI. In addition, we could be liable for both increased royalty rates going forward and a potential true-up of royalty payments in excess of any interim royalties paid for the period following December 31, 2010 with respect to ASCAP and/or for the period following December 31, 2012 with respect to BMI. For our fiscal year ended January 31, 2013, we incurred BMI, SESAC, ASCAP, EMI and Sony ATV related content acquisition costs representing 4.3% of our total revenue for that period.

        We do not currently pay so-called "mechanical royalties" to music publishers for the reproduction and distribution of musical works embodied in transitory copies used to make streams audible to our listeners. Although not currently a matter of dispute, if music publishers were to change their position and seek to be paid mechanical royalties by us, and a final judgment were entered by a court requiring that payment, our royalty obligations could increase significantly, which would increase our operating expenses and harm our business and financial interests. In May 2011, we started streaming spoken word comedy content, for which the underlying literary works are not currently entitled to eligibility for licensing by any performing rights organization for the United States. While pursuant to industry-wide custom and practice this content is performed absent a specific license from any such performing rights organization, there can be no assurance that this will not change or that we will not otherwise become subject to additional licensing costs for spoken word comedy content imposed by performing rights organizations in the future.

If music publishers withdraw all or a portion of their music works from performing rights organizations for public performances by means of digital transmissions, we may be forced to enter into direct licensing agreements with these publishers at rates higher than those we currently pay, or we may be unable to reach agreement with these publishers at all, which could adversely affect our business, financial condition and results of operations.

        If music publishers withdraw all or a portion of their catalogs from performing rights organizations (or "PROs") such as ASCAP, BMI or SESAC, we may no longer be able to obtain licenses for such publisher's withdrawn catalogs. Under these circumstances, we would need to enter into direct licensing arrangements with such music publishers. For example, EMI purportedly withdrew its catalog from ASCAP in May 2011, and as a result we entered into a separate license agreement with EMI in March 2012. Sony ATV, which led a consortium to acquire EMI in June 2012, announced its intention to withdraw certain rights from ASCAP and BMI to license the performance of its works effective December 31, 2012 and, as a result, we entered into a separate license agreement with Sony ATV in January 2013. Other publishers have signaled their intent to withdraw all or a portion of their catalogs from ASCAP and BMI. Although we continue to be licensed by the PROs, it is currently unclear what specific effect a publisher's limited withdrawal of rights to public performances by means of digital transmissions from a PRO would have on us. If we are unable to reach an agreement with respect to the repertoire of any music publisher who withdraws all or a portion of its catalog(s) from a PRO, or if we are forced to enter into direct licensing agreements with publishers at rates higher than those currently set by the PROs (or higher than those set by the U.S. District Court having supervisory authority over ASCAP and BMI) for the performance of musical works, or if there is uncertainty as to what rights are administered by any particular PRO or publisher, our ability to stream music content to our listeners may be limited or our operating costs may significantly increase, and this could adversely affect our business, financial condition and results of operations.

If we fail to accurately predict and play music or comedy content that our listeners enjoy, we may fail to retain existing and attract new listeners.

        We believe that a key differentiating factor between the Pandora service and other music content providers is our ability to predict music that our listeners will enjoy. Our personalized playlist generating system, based on the Music Genome Project and our proprietary algorithms, is designed to enable us to predict listener music preferences and select music content tailored to our listeners' individual music tastes. We have invested, and will continue to invest, significant resources in refining these technologies; however, we cannot assure you that such investments will yield an attractive return or that such refinements will be effective. The effectiveness of our personalized playlist generating system depends in part on our ability to gather and effectively analyze large amounts of listener data and listener feedback and we have no assurance that we will continue to be successful in enticing listeners to give a thumbs-up or thumbs-down to enough songs for our database to effectively predict and select new and existing songs. In addition, our ability to offer listeners songs that they have not previously heard and impart a sense of discovery depends on our ability to acquire and appropriately categorize additional tracks that will appeal to our listeners' diverse and changing tastes. While we have more than 1,000,000 songs in our catalog, we must continuously identify and analyze additional tracks that our listeners will enjoy and we may not effectively do so.

        We recently launched comedy on Pandora an offering which is designed to predict comedy content that our listeners will enjoy using technology similar to the technology that we use to generate personalized playlists for music. The risks that apply to predicting our listeners' musical tastes apply to comedy to an even greater extent, particularly as we lack experience with content other than music, do not yet have a large set of data on listener preferences for comedy and have a much smaller comedy catalog as compared to music. Our ability to predict and select music or comedy content that our listeners enjoy is critical to the perceived value of our service among listeners and failure to make accurate predictions would adversely affect our ability to attract and retain listeners, increase listener hours and sell advertising.

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

        We use DoubleClick's ad-serving platform to deliver and monitor ads for our service. There can be no assurance that our agreement with DoubleClick, which is owned by Google, will be extended or renewed upon expiration, that we will be able to extend or renew our agreement with DoubleClick on terms and conditions favorable to us or that we could identify another alternative vendor to take its place. Our agreement with DoubleClick also allows DoubleClick to terminate our relationship before the expiration of the agreement on the occurrence of certain events, including material breach of the agreement by us, and to suspend provision of the services if DoubleClick determines that our use of its service violates certain security, technology or content standards.

If we are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. The report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.

        While we have determined that our internal control over financial reporting was effective as of January 31, 2013, as indicated in our Management's Annual Report on Internal Control over Financial Reporting included in this Annual Report on Form 10-K, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year-end, we will be unable to assert such internal control is effective at fiscal year-end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year-end (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our business and price of our common stock.

Our business and prospects depend on the strength of our brand and failure to maintain and enhance our brand would harm our ability to expand our base of listeners, advertisers and other partners.

        Maintaining and enhancing the "Pandora" brand is critical to expanding our base of listeners, advertisers and other partners. Maintaining and enhancing our brand will depend largely on our ability to continue to develop and provide an innovative and high quality experience for our listeners and attract advertisers, content owners and automobile, mobile device, and other consumer electronic product manufacturers to work with us, which we may not do successfully.

        Our brand may be impaired by a number of other factors, including service outages, data privacy and security issues, listener perception of ad load and exploitation of our trademarks by others without permission. Further, if our partners fail to maintain high standards for products that integrate our service, fail to display our trademarks on their products in breach of our agreements with them, or use our trademarks incorrectly or in an unauthorized manner or if we partner with manufacturers of products that our listeners reject, the strength of our brand could be adversely affected. In addition, there is a risk that the word "Pandora" could become so commonly used that we lose protection for this trademark, which could result in other people using the word "Pandora" to refer to their own products, thus diminishing the strength of our brand.

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

        Our revenue and operating results could vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside our control. As a result, comparing our operating results on a period to period basis may not be meaningful. In addition to other risk factors discussed in this "Risk Factors" section, factors that may contribute to the variability of our quarterly and annual results include:

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

  •
  our ability to continue to operate under the statutory licenses set forth in the Digital Millennium Copyright Act ("DMCA") and the Digital Performance Right in Sound Recordings Act ("DPRA");

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

        We have registered "Pandora," "Music Genome Project" and other marks as trademarks in the United States. Nevertheless, competitors may adopt service names similar to ours, or purchase our trademarks and confusingly similar terms as keywords in internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly leading to confusion among our listeners or advertising customers. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term Pandora or our other trademarks. Any claims or customer confusion related to our trademarks could damage our reputation and brand and substantially harm our business and operating results.

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

        In order to protect our trade secrets and other confidential information, we rely in part on confidentiality agreements with our employees, consultants and third parties with whom we have relationships. These agreements may not effectively prevent disclosure of trade secrets and other confidential information and may not provide an adequate remedy in the event of misappropriation of trade secrets or any unauthorized disclosure of trade secrets and other confidential information. In addition, others may independently discover our trade secrets and confidential information, and in some such cases we might not be able to assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions, and failure to obtain or maintain trade secret protection, or our competitors' obtainment of our trade secrets or independent development of unpatented technology similar to ours or competing technologies, could adversely affect our competitive business position.

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

        Although we take steps to protect our intellectual property as discussed above, there can be no assurance, however, that changes in law will not be implemented, or changes in interpretation of such laws will occur, that will affect our ability to protect and enforce our patents and other intellectual property, including as a result of the 2011 passage of the America Invents Act of 2011 (which codifies several significant changes to the U.S. patent laws and will remain subject to certain rule-making and interpretation, including changing from a "first to invent" to a "first inventor to file" system, limiting where a patentee may file a patent suit, requiring the apportionment of patent damages, replacing interference proceedings with derivation actions, and creating a post-grant opposition process to challenge patents after they have issued).

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

        We cannot predict whether assertions of third-party intellectual property rights or any infringement or misappropriation claims arising from such assertions will substantially harm our business and operating results. If we are forced to defend against any infringement or misappropriation claims, whether they are with or without merit, are settled out of court, or are determined in our favor, we may be required to expend significant time and financial resources on the defense of such claims. Furthermore, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys' fees, if we are found to have willfully infringed a party's intellectual property; cease making, licensing or using solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our solutions; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content, or materials; and to indemnify our partners and other third parties. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. In addition, any lawsuits regarding intellectual property rights, regardless of their success, could be expensive to resolve and would divert the time and attention of our management and technical personnel.

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

We may acquire other companies or technologies, which could divert our management's attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.

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

  •
  diversion of management's attention from other business concerns;

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

        Expanding our operations into international markets is an element of our long-term strategy. For example, we recently began streaming music to web-based devices and engaging with listeners in New Zealand, Australia and the associated territories. However, offering our service outside of the United States involves numerous risks and challenges. Most importantly, while United States copyright law provides a statutory licensing regime for the streaming of sound recordings to listeners within the United States, there is no equivalent statutory licensing regime available outside of the United States, and many of the other licensing alternatives currently available in other countries are not commercially viable. Currently, the licensing terms offered by rights organizations and individual copyright owners in most countries outside the United States are prohibitively expensive. Addressing licensing structure and royalty rate issues in the United States required us to make very substantial investments of time, capital and other resources, and our business could have failed if such investments had not succeeded. Addressing these issues in foreign jurisdictions may require a commensurate investment by us, and there can be no assurance that we would succeed or achieve any return on this investment.

        In addition, international expansion exposes us to other risks such as:

  •
  the need to modify our technology and sell our solutions in non-English speaking countries;

  •
  the need to localize our service to foreign customers' preferences and customs;

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

        At January 31, 2013, we had federal net operating loss carryforwards of approximately $180.8 million and tax credit carryforwards of approximately $2.5 million. At January 31, 2013, we had state net operating loss carryforwards of approximately $203.8 million and tax credit carryforwards of approximately of $4.3 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an "ownership change" will occur if there is a cumulative change in our ownership by "5-percent shareholders" that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. As a result of prior equity issuances and other transactions in our stock, we have previously experienced "ownership changes" under section 382 of the Code and comparable state tax laws. We may also experience ownership changes in the future as a result of future transactions in our stock. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards or other pre-change tax attributes to offset United States federal and state taxable income is subject to limitations.

We could be subject to additional income tax liabilities.

        We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating and estimating our worldwide income tax provision and accruals for these taxes. For example, our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated in countries where we have higher statutory tax rates, by losses incurred in jurisdictions for which we are not able to realize the related tax benefit, by changes in foreign currency exchange rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. We are also subject to tax audits in various jurisdictions, and such jurisdictions may assess additional income tax liabilities against us.

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

Federal, state and industry regulations as well as self-regulation related to privacy and data security concerns pose the threat of lawsuits and other liability, require us to expend significant resources, and may hinder our ability and our advertisers' ability to deliver relevant advertising.

        We collect and utilize demographic and other information, including personally identifiable information, from and about our listeners as they interact with our service. For example, to register for a Pandora account, our listeners must provide the following information: age, gender, zip code and e-mail address. Listeners must also provide their credit card or debit card numbers and other billing information in connection with additional service offerings. We also may collect information from our listeners when they enter information on their profile page, post comments on other listeners' pages, use other community or social networking features that are part of our service, participate in polls or contests or sign up to receive e-mail newsletters. Further, we and third parties use tracking technologies, including "cookies" and related technologies, to help us manage and track our listeners' interactions with our service and deliver relevant advertising. Third parties may, without our knowledge or consent, illegally obtain, transmit or utilize our listeners' personally identifiable information, or data associated with particular users or devices.

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

        Existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations, and various federal and state legislative and regulatory bodies may expand current or enact new laws regarding privacy and data security-related matters. We may find it necessary or desirable to join self-regulatory bodies or other privacy-related organizations that require compliance with their rules pertaining to privacy and data security. We also may be bound by contractual obligations that limit our ability to collect, use, disclose, and leverage listener data and to derive economic value from it. New laws, amendments to or re-interpretations of existing laws, rules of self-regulatory bodies, industry standards and contractual obligations, as well as changes in our listeners' expectations and demands regarding privacy and data security, may limit our ability to collect, use, and disclose, and to leverage and derive economic value from listener data. We may also be required to expend significant resources to adapt to these changes and to develop new ways to deliver relevant advertising or otherwise provide value to our advertisers. In particular, government regulators have proposed "do not track" mechanisms, and requirements that users affirmatively "opt-in" to certain types of data collection that, if enacted into law or adopted by self-regulatory bodies or as part of industry standards, could significantly hinder our ability to collect and use data relating to listeners. Restrictions on our ability to collect, access and harness listener data, or to use or disclose listener data or any profiles that we develop using such data, would in turn limit our ability to stream personalized music content to our listeners and offer targeted advertising opportunities to our advertising customers, each of which are critical to the success of our business.

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

        Techniques used to gain unauthorized access are constantly evolving, and we may be unable to anticipate or prevent unauthorized access to data pertaining to our listeners, including credit card and debit card information and other personally identifiable information. Like all internet services, our service, which is supported by our own systems and those of third-party vendors, is vulnerable to computer viruses, internet worms, break-ins, phishing attacks, attempts to overload servers with denial-of-service, attempts to access our servers to stream music or acquire playlists, or other attacks and similar disruptions from unauthorized use of our and third-party vendor computer systems, any of which could lead to system interruptions, delays, or shutdowns, causing loss of critical data or the unauthorized access to personally identifiable information. If an actual or perceived breach of security occurs of our systems or a vendor's systems, we may face civil liability and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract listeners, which in turn would harm our efforts to attract and retain advertisers. We also would be required to expend significant resources to mitigate the breach of security and to address related matters. Unauthorized access to music or playlists would potentially create additional royalty obligations with no corresponding revenue.

        We cannot control the actions of third parties who may have access to the listener data we collect. The integration of the Pandora service with applications provided by third parties represents a significant growth opportunity for us, but we may not be able to control such third parties' use of listeners' data, ensure their compliance with the terms of our privacy policies, or prevent unauthorized access to, or use or disclosure of, listener information, any of which could hinder or prevent our efforts with respect to growth opportunity. In addition, these third party vendors may become the victim of security breaches, or have practices that may result in a breach and we may be responsible for those third party acts or failures to act.

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

        If we or any of our processing vendors have problems with our billing software, or the billing software malfunctions, it could have an adverse effect on our subscriber satisfaction and could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if our billing software fails to work properly and, as a result, we do not automatically charge our subscribers' credit cards on a timely basis or at all, we could lose subscription revenue, which would harm our operating results.

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

Some of our services and technologies may use "open source" software, which may restrict how we use or distribute our service or require that we release the source code of certain services subject to those licenses.

        Some of our services and technologies may incorporate software licensed under so-called "open source" licenses, including, but not limited to, the GNU General Public License and the GNU Lesser General Public License. Such open source licenses typically require that source code subject to the license be made available to the public and that any modifications or derivative works to open source software continue to be licensed under open source licenses. Few courts have interpreted open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. We rely on multiple software programmers to design our proprietary technologies, and we do not exercise complete control over the development efforts of our programmers and we cannot be certain that our programmers have not incorporated open source software into our proprietary products and technologies or that they will not do so in the future. In the event that portions of our proprietary technology are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our services and technologies and materially and adversely affect our ability to sustain and grow our business.

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

We could be adversely affected by regulatory restrictions on the use of mobile and other electronic devices in motor vehicles and legal claims are possible from use of such devices while driving.

        Regulatory and consumer agencies have increasingly focused on distraction to drivers that may be associated with use of mobile and other devices in motor vehicles. In 2010, the U.S. Department of Transportation identified driver distraction as a top priority, and in February 2012, the National Highway Traffic Safety Administration (the "NHTSA") proposed new voluntary guidelines for visual-manual devices not related to the driving task that are integrated into motor vehicles. NHTSA also intends to propose guidelines applicable to after-market and portable devices that may be used in motor vehicles. Regulatory restrictions on how drivers and passengers in motor vehicles may engage with devices on which our service is broadcast could inhibit our ability to increase listener hours and generate ad revenue, which would harm our operating results. In addition, concerns over driver distraction due to use of mobile and other electronic devices to access our service in motor vehicles could result in litigation and negative publicity.

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

        In addition, the stock market has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of those affected companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company's securities. Such litigation, if instituted against us, could result in very substantial costs, divert our management's attention and resources and harm our business, operating results and financial condition.

If securities or industry analysts do not publish research, publish inaccurate or unfavorable research about our business or make projections that exceed our actual results, our stock price and trading volume could decline.

        The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If securities or industry analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline. Furthermore, such analysts publish their own projections regarding our actual results. These projections may vary widely from one another and may not accurately predict the results we actually achieve. Our stock price may decline if we fail to meet securities and industry analysts' projections.

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

  •
  the ability of our board of directors, by majority vote, to amend the bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquiror to amend the bylaws to facilitate an unsolicited takeover attempt; and

  •
  advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders' meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror's own slate of directors or otherwise attempting to obtain control of us.

Section 203 of the Delaware General Corporation Law governs us. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time. In addition, if we are acquired, certain terms of our music licensing arrangements, including favorable royalty rates that currently apply to us, may not be available to an acquiror. These terms may discourage a potential acquiror from making an offer to buy us or may reduce the price such a party may be willing to offer.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        Our principal executive offices are located in Oakland, California in a 73,674 square-foot facility, under a lease expiring on September 30, 2017. We also lease regional offices in Chicago, Illinois; Santa Monica, California; and New York, New York and local sales offices at various locations within those regions.

        Our primary data centers are hosted by providers of hosting services, Equinix, in San Jose, California and Digital Realty Trust in Chicago, Illinois and are designed to be fault tolerant. Backup systems in California and Virginia can be brought online in the event of a failure at the primary data center. The backup sites enable additional fault tolerance and will support our continued growth.

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

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is traded on The New York Stock Exchange ("NYSE") under the symbol "P." The following table sets forth the range of high and low intra-day sales prices per share of our common stock for the periods indicated, as reported by the NYSE.

PRICE RANGE OF OUR COMMON STOCK

        Our common stock has traded on the NYSE since June 15, 2011. Our initial public offering was priced at $16.00 per share on June 14, 2011.

	High	Low
Fiscal Year Ended January 31, 2012
Second quarter (June 15, 2011 - July 31, 2011)	$26.00	$12.16
Third quarter (August 1, 2011 - October 31, 2011)	$16.70	$9.33
Fourth quarter (November 1, 2011 - January 31, 2012)	$15.89	$9.15
Fiscal Year Ended January 31, 2013
First quarter (February 1, 2012 - April 30, 2012)	$15.25	$7.83
Second quarter (May 1, 2012 - July 31, 2012)	$12.30	$8.50
Third quarter (August 1, 2012 - October 31, 2012)	$12.57	$7.38
Fourth quarter (November 1, 2012 - January 31, 2013)	$11.90	$7.08

        On January 31, 2013, the closing price per share of our common stock as reported on the NYSE was $11.52. As of March 13, 2013, there were approximately 85 holders of record of our common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a large portion of our common stock is held through brokerage firms.

Dividend Policy

        We have not declared or paid any cash dividends on our common stock and currently do not anticipate paying any cash dividends in the foreseeable future. Instead, we intend to retain all available funds and any future earnings for us in the operation and expansion of our business. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on our future earnings, capital requirements, financial condition, future prospects, applicable Delaware law, which provides that dividends are only payable out of surplus or current net profits, and other factors that our board of directors deems relevant. In addition, our credit facility restricts our ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Indebtedness—Credit Facility" and note 7 to our financial statements included elsewhere in this Annual Report on Form 10-K.

Equity Compensation Plan Information

        For equity compensation plan information refer to Item 12 in Part III of this Annual Report on Form 10-K.

Stock Price Performance Graph

        This performance graph shall not be deemed to be "soliciting material" or "filed" or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act except as shall be expressly set forth by specific reference in such filing.

        The following graph shows a comparison from June 15, 2011 (the date our common stock commenced trading on the NYSE) through January 31, 2013 of the total cumulative return of our common stock with the total cumulative return of the New York Stock Exchange Composite Index (the "NYA Composite"), the Global X Social Media Index (the "SOCL") and the SPDR Morgan Stanley Technology MTK Index (the "MTK"). The figures represented below assume an investment of $100 in our common stock at the closing price of $17.42 on June 15, 2011 and in the NYA Composite and MTK on the same date. The SOCL was modeled from the inception of the index on November 15, 2011. Data for the NYA Composite, MTK and SOCL assume reinvestment of dividends. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our common stock.

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

Use of Proceeds

        On June 14, 2011, our registration statement on Form S-1 (No. 333-172215) was declared effective for our IPO, and on June 20, 2011 we consummated the IPO consisting of 14,684,000 shares of our common stock for $16.00 per share, including 6,000,682 shares issued and sold by us. On July 19, 2011, we settled the underwriters' exercise of their IPO over-allotment option for an additional 350,000 shares issued and sold by us for $16.00 per share. The underwriters of the offering were Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, Citigroup Global Markets, Inc., William Blair & Company, L.L.C., Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities, LLC. Following the sale of the shares in connection with the closing of the IPO, the offering terminated. As a result of the offering, including the underwriters' over-allotment option, we received total net proceeds of approximately $90.6 million, after deducting total expenses of $11.0 million, consisting of underwriting discounts and commissions of $7.1 million and offering-related expenses of approximately $3.9 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates other than the payment of certain legal expenses on behalf of our selling stockholders.

        Approximately $31.0 million of the net proceeds to us from the IPO, including the over-allotment, were used to pay accrued dividends on our preferred stock. The remaining net offering proceeds have been used for working capital.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial and other data should be read in conjunction with, and are qualified by reference to, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our audited consolidated financial statements and the accompanying notes included elsewhere in this report. The consolidated statements of operations and balance sheet data for the fiscal years ended January 31, 2009 and 2010 and the consolidated balance sheet data as of January 31, 2009, 2010 and 2011 were derived from our audited consolidated financial statements not included in this report. The consolidated statements of operations data for the fiscal years ended January 31, 2011, 2012 and 2013 and the consolidated balance sheet data as of January 31, 2012 and 2013 were derived from our audited consolidated financial statements included in this report.

The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

	Fiscal Year Ended January 31,
	2009	2010	2011	2012	2013
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
Advertising	$18,247	$50,147	$119,333	$239,957	$375,218
Subscription services and other	1,086	5,042	18,431	34,383	51,927

Total revenue	19,333	55,189	137,764	274,340	427,145
Costs and expenses:
Cost of revenue—content acquisition costs	15,771	32,946	69,357	148,708	258,748
Cost of revenue—other(1)	7,398	7,892	11,559	22,759	32,019
Product development(1)	6,116	6,026	6,736	13,425	18,118
Marketing and sales(1)	13,265	17,426	36,250	65,010	107,715
General and administrative(1)	4,190	6,358	14,183	35,428	48,247

Total costs and expenses	46,740	70,648	138,085	285,330	464,847

Loss from operations	(27,407)	(15,459)	(321)	(10,990)	(37,702)
Other income (expense), net	(821)	(1,294)	(1,309)	(5,042)	(441)

Loss before provision for income taxes	(28,228)	(16,753)	(1,630)	(16,032)	(38,143)
Provision for income taxes	—	—	(134)	(75)	(5)

Net loss	(28,228)	(16,753)	(1,764)	(16,107)	(38,148)
Deemed dividend on Series D and Series E	—	(1,443)	—	—	—
Accretion of redeemable convertible preferred stock	(58)	(218)	(300)	(110)	—
Increase in cumulative dividends payable upon conversion of liquidation of redeemable convertible preferred stock	(3,751)	(6,461)	(8,978)	(3,648)	—

Net loss attributable to common stockholders	$(32,037)	$(24,875)	$(11,042)	$(19,865)	$(38,148)

Basic and diluted net loss per share	$(5.45)	$(3.84)	$(1.03)	$(0.19)	$(0.23)

Weighted-average number of shares used in per share amounts—basic and diluted	5,881	6,482	10,761	105,955	168,294

Key Metrics (unaudited):(2)

	Fiscal Year Ended January 31,
	2010	2011	2012	2013
Listener hours (in billions)(3)	1.80	3.83	8.23	14.01

	As of January 31,
	2010	2011	2012	2013
Active users (as of period end, in millions)(4)	16	29.3	47.6	65.6

	As of January 31,
	2009	2010	2011	2012	2013
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$9,608	$16,164	$43,048	$44,126	$65,725
Working capital (deficit)	(3,114)	18,929	36,715	89,218	82,644
Total assets	16,685	40,277	99,209	178,015	218,832
Preferred stock warrant liability	49	300	1,027	—	—
Convertible preferred stock	62,560	104,806	126,662	—	—
Common stock and additional paid-in capital	726	1	2,309	205,971	238,569
Total stockholders' equity (deficit)	(63,510)	(87,771)	(83,010)	104,540	98,989

(1)
Includes stock-based compensation as follows:

	Fiscal Year Ended January 31,
	2009	2010	2011	2012	2013
	(in thousands)
Cost of revenue—other	$14	$18	$85	$582	$1,214
Product development	54	125	329	1,638	7,462
Marketing and sales	188	225	549	4,866	12,294
General and administrative	77	109	492	2,101	4,530

Total stock-based compensation	$333	$477	$1,455	$9,187	$25,500

(2)
Listener hours and active users are defined in the section entitled "Key Metrics" in Item 7 of this Annual Report on Form 10-K.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to those discussed below and elsewhere in this report, particularly in the sections entitled "Special Note Regarding Forward-Looking Statements and Industry Data" and "Risk Factors."

Overview

        Pandora is the leader in internet radio in the United States, offering a personalized experience for each of our listeners. We have pioneered a new form of radio—one that uses intrinsic qualities of music to initially create stations and then adapts playlists in real-time based on the individual feedback of each listener. As of January 31, 2013, we had approximately 175 million registered users, which we define as the total number of accounts that have been created for our service at period end. As of January 31, 2013 approximately 140 million registered users have accessed Pandora through smartphones and tablets. For the fiscal year ended January 31, 2013, we streamed 14.01 billion hours of radio and as of January 31, 2013, we had 65.6 million active users during the prior 30 day period. According to a December 2012 report by Triton, we have more than a 70% share of internet radio among the top 20 stations and networks in the United States. Since we launched our free, advertising-supported radio service in 2005 our listeners have created over 4.0 billion stations.

        We derive the substantial majority of our revenue from the sale of display, audio and video advertising for delivery across our traditional computer-based, mobile and other connected device platforms. We also offer a paid subscription service to listeners, which we call Pandora One. While historically our revenue growth was principally attributable to selling display advertising through our traditional computer-based platform, we now generate a majority of our revenue from mobile and other connected devices and our advertising includes a mix of audio, display and video. This expansion of our services also presents an opportunity for us to reach our audience anytime, anywhere they enjoy music, and therefore offer additional distribution channels to current and potential advertisers for delivery of their advertising messages.

        Growth in our active users and distribution platforms has fueled a corresponding growth in listener hours. Our total number of listener hours is a key driver for both revenue generation opportunities and content acquisition costs, which are the largest component of our operating expenses:

  •
  Revenue.  Listener hours define the number of opportunities we have to sell advertisements, which we refer to as inventory. Our ability to attract advertisers depends in large part on our ability to offer sufficient inventory within desired demographics. In turn, our ability to generate revenue depends on the extent to which we are able to sell the inventory we have.

  •
  Cost of Revenue—Content Acquisition Costs.  The number of sound recordings we transmit to users of the Pandora service, as generally reflected by listener hours, drives substantially all of our content acquisition costs, although certain of our licensing agreements require us to pay fees for public performances based on a percentage of revenue.

    We pay royalties to the copyright owners (or their agents) of each sound recording that we stream and to the copyright owner (or their agents) of the musical work that underlies that sound recording, subject to certain exclusions. We record these royalties as content acquisition costs. Under U.S. law, we are granted the right to stream any lawfully released sound recordings, subject to compliance with certain statutory and regulatory requirements. Royalties for sound recordings are negotiated with and paid to record labels or to SoundExchange, a performance rights organization ("PRO") authorized to collect royalties on behalf of all sound recording copyright owners. Royalties for musical works are negotiated with and paid to publishing companies such as Sony ATV and Entertainment World Inc. or EMI; or PROs such as the American Society of Composers, Authors and Publishers, or ASCAP; Broadcast Music, Inc., or BMI; and SESAC Inc. or SESAC. Royalties are calculated based on sound recordings streamed, revenue earned or other usage measures. If we cannot agree on royalty rates, the dispute will be resolved by the Copyright Royalty Board, or CRB, in the case of SoundExchange, and by the rate court in the U.S. District Court for the Southern District of New York in the case of ASCAP and BMI. In November 2012, we filed a petition in rate court to request a determination of reasonable fees and terms with ASCAP. In May 2011, we started streaming spoken word comedy content, for which the underlying literary works are not currently entitled to eligibility for licensing by any PRO for the United States. Rather, pursuant to industry-wide custom and practice, this content is performed absent a specific license from any such performing rights organization. However, we pay royalties to SoundExchange at federally negotiated rates for the right to stream this spoken word comedy content.

        Given the royalty structures in effect with respect to the public performance of sound recordings in the United States, our content acquisition costs increase with each additional listener hour, regardless of whether we are able to generate more revenue. As such, our ability to achieve and sustain profitability and operating leverage depends on our ability to increase our revenue per hour of streaming through increased advertising sales across all of our delivery platforms. While we have generated revenue from our advertising products at a rate that exceeds the growth in listener hours in certain fiscal years for traditional computers and for the fiscal year ending January 31, 2013 for mobile and other connected devices, to date we have not been able to grow our total advertising revenue at a rate that exceeds the growth in our listener hours.

        As our mobile listenership increases, we face new challenges in optimizing our advertising products for delivery on mobile and other connected device platforms and monetizing inventory generated by listeners using these platforms. The mobile digital advertising market is at an early stage of development, with lower overall spending levels than traditional online advertising markets, and faces technical challenges due to fragmented platforms and lack of standard audience measurement protocols.

        In addition, our strategy includes increasing the number of ad campaigns for traditional computer, mobile and other connected device platforms sold to local advertisers, placing us in more direct competition with broadcast radio for advertiser spending, especially for audio advertisements. By contrast, historically our display advertisers have been predominantly national brands. To successfully monetize our growing listener hours, we may have to convince a substantial base of local advertisers of the benefits of advertising on the Pandora service including demonstrating the effectiveness and relevance of our advertising products, and in particular, audio advertising products, across the range of our delivery platforms.

        Our total revenue has grown from $137.8 million in fiscal 2011 to $427.1 million in fiscal 2013. At the same time, our total cost and expenses have grown from $138.1 million in fiscal 2011 to $464.8 million in fiscal 2013, principally as a result of the growth in content acquisition costs. As the volume of music we stream to listeners in the United States increases, our content acquisition costs will also increase, regardless of whether we are able to generate more revenue. In addition, we expect to invest heavily in our operations to support anticipated future growth. One of our key objectives is furthering our market leadership in internet radio, which we believe will strengthen our brand and help us to convince advertisers to allocate spending towards our ad products. As such, a central focus is adding, retaining and engaging listeners to build market share and grow our listener hours. For the foreseeable future, we expect that there will be periods during which our ability to monetize listener hours will lag the growth of listener hours. As our business matures, we expect that the growth rate in our listener hours will decline relative to our increased ability to monetize listener hours. However, we expect to incur annual losses on a U.S. GAAP basis in the near term.

  Key Metrics:

        The tables below set forth our listener hours for fiscal 2011, 2012 and 2013 and our active users as of the end of each of those periods along with our total, traditional computer and mobile and other connected devices ad RPMs for those periods.

	Fiscal Year Ended January 31,
	2011	2012	2013
Listener hours (in billions)(1)	3.83	8.23	14.01

	As of January 31,
	2011	2012	2013
Active users (end of period, in millions)	29.3	47.6	65.6

  Advertising revenue per thousand listener hours

	Fiscal year ended January 31,
	2011	2012	2013
Total	$33.65	$32.22	$29.13
Traditional computer	61.60	62.68	53.73
Mobile and other connected devices	13.70	21.05	22.53

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

        Ad RPMs.    We track advertising revenue per thousand listener hours for our free, advertising supported service ("ad RPMs") because it is a key indicator of our ability to monetize advertising inventory created by our listener hours. We focus on total ad RPMs across all of our delivery platforms. RPMs compare advertising revenue generated in a given period to advertising supported listener hours in the period and we believe such total ad RPMs to be the central top-line indicator for evaluating the results of our monetization efforts. We calculate total ad RPMs by dividing advertising revenue we generate by the number of thousands of listener hours of our advertising-based service.

        We also provide estimates of disaggregated total and ad RPMs for our traditional computer platform as well as our mobile and other connected devices platforms, which we calculate by dividing the estimated advertising revenue generated through the respective platforms by the number of thousands of listener hours of our advertising-based service delivered through such platforms. While we believe that such disaggregated RPMs provide directional insight for evaluating our efforts to monetize our service by platform, we do not validate disaggregated RPMs to the level of financial statement reporting. Such metrics should be seen as indicative only and as management's best estimate. We continue to refine our systems and methodologies used to categorize RPMs across our delivery platforms. Period-to-period results should not be regarded as precise nor can they be relied upon as indicative of results for future periods. In addition, as our business matures and in response to technological evolutions, we anticipate that the relevant indicators we monitor for evaluating our business may change.

        Total ad RPMs. 2011 Compared to 2012 and 2012 Compared to 2013.    Total ad RPMs decreased compared to the respective prior year periods due to the continuing shift in the platform mix between traditional computer and mobile and other connected devices as well as an increase in listener hours, which was in part the result of the effective elimination of the 40 hour per month free listening cap on traditional computers in September 2011 which created increased advertising inventory not fully offset by advertising sales.

        Traditional computer ad RPMs. 2011 Compared to 2012    Traditional computer ad RPMs increased compared to the respective prior year period, primarily due to revenue growing at a faster pace than listener hours due to the growth of the sales force as well as the maturation of the underlying market.

        Traditional computer ad RPMs. 2012 Compared to 2013.    Traditional computer ad RPMs decreased compared to the respective prior year period, primarily due to listener hours growing at a faster pace than revenue due in part to the effective elimination of the 40 hour per month free listening cap which created increased listener hours not fully offset by increased advertising sales and to our sales force's increased focus on improving mobile advertising sales.

        Mobile and other connected device ad RPMs. 2011 Compared to 2012 and 2012 Compared to 2013.    Mobile and other connected device ad RPMs increased compared to the respective prior year periods primarily due to mobile and connected device revenue growing at a faster pace than listening hours. Faster relative growth in revenue was driven by our continued focus on monetizing our mobile inventory including the introduction of new advertising products, particularly audio advertising, for these devices. The increase in RPMs for the fiscal year ended January 31, 2013 was partially offset by the effect of direct advertising sales to one customer which accounted for 9% of revenue in the fiscal year ended January 31, 2012.

        Specific to the revenue component of the RPM ratio, total advertising revenue increased by approximately 101% during the fiscal year ended January 31, 2012 compared to the prior year period, with advertising revenue on mobile and other connected devices increasing approximately 305% and advertising revenue on traditional computers increasing by approximately 38%.

        Total advertising revenue increased by approximately 56% during the fiscal year ended January 31, 2013 compared to the prior year period, with advertising revenue on mobile and other connected devices increasing by approximately 99% and advertising revenue on traditional computers increasing by approximately 17% respectively.

        In addition to ad RPMs, we also track total RPMs, which measure total revenue, including both advertising and subscription services and other revenue, compared to total listener hours. We calculate total RPMs by dividing the estimated total revenue generated through the respective platforms by the total number of thousands of listener hours delivered through such platforms. While we believe that such disaggregated total RPMs provide directional insight for evaluating our efforts to monetize our service by platform, we do not validate disaggregated total RPMs to the level of financial statement reporting. Such metrics should be seen as indicative only and as management's best estimate. Total RPMs for the fiscal years ended January 31, 2011, 2012 and 2013 were to $34.95, $33.32 and $30.49, respectively. Within this, mobile and other connected device total RPMs for the fiscal years ended January 31, 2011, 2012 and 2013, were $14.65, $21.93 and $23.83 respectively. Traditional computer RPMs for the fiscal years ended January 31, 2011, 2012 and 2013, were $58.93, $58.84 and $52.36, respectively. These changes were driven by the same factors mentioned above within the discussion of ad RPMs.

Basis of Presentation

  Revenue

        Advertising Revenue.    We generate advertising revenue primarily from display, audio and video advertising, which is typically sold on a cost-per-thousand impressions, or CPM, basis. Advertising campaigns typically range from 1 to 12 months, and advertisers generally pay us based on a minimum number of delivered impressions or the satisfaction of other criteria, such as click-throughs. We may earn referral revenue when, for example, a listener clicks on an advertisement and signs up for membership with an advertiser. We also have arrangements with advertising agencies and brokers pursuant to which we provide the ability to sell advertising inventory on our service directly to advertisers. We report revenue under these arrangements net of amounts due to agencies and brokers.

        In fiscal 2011, 2012 and 2013, advertising revenue accounted for 87%, 87% and 88% of our total revenue, respectively, and we expect that advertising will comprise a substantial majority of revenue for the foreseeable future.

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

        Subscription Services and Other Revenue.    We generate subscription revenue through the sale and activation of access to a premium version of the Pandora service for annual or monthly subscription fees of $36 per year or approximately $4 per month, respectively, which currently includes an ad free environment and, on devices that support it, higher quality audio. We receive the full amount of the subscription payment at the time of sale. Subscription revenue derived from direct sales to listeners is recognized on a straight-line basis over the duration of the subscription period. Subscription revenue derived from sales through some mobile operating systems may be subject to refund or cancellation terms which may affect the timing or amount of the subscription revenue recognition. When refund rights exist, we recognize revenue when services have been provided and the rights lapse or when we have developed sufficient transaction history to estimate a reserve. As of January 31, 2013, we deferred revenue of approximately $5.1 million related to refund rights.

        Until September 2011, for listeners who are not subscribers, we limited usage of our advertising-supported service on desktop and laptop computers to 40 hours per month. Listeners who reached this limit could continue to use this service by paying $0.99 for the remainder of the month. We included this revenue in subscription services and other revenue. In September 2011, we effectively eliminated the 40 hour per month listening cap on desktop and laptop computers by increasing the cap to 320 hours of listening per month, which almost none of our listeners exceed. In fiscal 2013, subscription services and other revenue accounted for 12% of our total revenue.

        Deferred Revenue.    Our deferred revenue consists principally of both prepaid but unrecognized subscription revenue and advertising fees received or billed in advance of the delivery or completion of the delivery of services. Deferred revenue is recognized as revenue when the services are provided and all other revenue recognition criteria have been met.

  Costs and Expenses

        Costs and expenses consist of cost of revenue, product development, marketing and sales, general and administrative and content acquisition costs. Content acquisition costs are the most significant component of our costs and expenses followed by employee-related costs, which includes stock-based compensation expenses. We expect to continue to hire additional employees in order to support our anticipated growth and our product development initiatives. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue. We anticipate that our costs and expenses will increase in the future.

        Cost of Revenue—Content Acquisition Costs.    Content acquisition costs principally consist of royalties paid for streaming music or other content to our listeners. Royalties are calculated using negotiated rates documented in master royalty agreements and are based on both percentage of revenue and listening metrics. For example in fiscal 2012 and 2013, under some royalty arrangements we paid a fee per track, while in other cases we paid royalties based on a percentage of our revenue. In still other cases we pay royalties based on a combination of these metrics. In fiscal 2010 and 2011 we also paid royalties on a fee per session basis.

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

        Cost of Revenue—Other.    Cost of revenue consists of hosting costs, infrastructure and the employee and employee-related costs associated with supporting those functions. Hosting costs consist of content streaming, maintaining our internet radio service and creating and serving advertisements through third-party ad servers. Infrastructure costs consist of equipment, software, facilities and depreciation. We make payments to third-party ad servers for the period the advertising impressions or click-through actions are delivered or occur, and accordingly, we record this as a cost of revenue in the related period.

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

        Marketing and Sales.    Marketing and sales expenses consist of employee and employee-related costs including salaries, commissions and benefits related to employees in sales, marketing and advertising departments. In addition, marketing and sales expenses include external sales and marketing expenses such as third-party marketing, branding, advertising, and public relations expenses, transactional subscription processing fees on mobile platforms, and infrastructure costs such as facility and other supporting overhead costs. We expect marketing and sales expenses to increase as we hire additional personnel to build out our sales force and ad operations team and expand our business development team to establish relationships with manufacturers of an increasing number of connected devices.

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

        Provision for Income Taxes.    We have historically been subject to income taxes only in the United States. As we expand our operations outside the United States, we have become subject to taxation based on the foreign statutory rates and our effective tax rate could fluctuate accordingly.

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

	Fiscal Year Ended January 31,
	2011	2012	2013
	(in thousands)
Revenue:
Advertising	$119,333	$239,957	$375,218
Subscription services and other	18,431	34,383	51,927

Total revenue	137,764	274,340	427,145
Costs and expenses:
Cost of revenue—Content acquisition costs	69,357	148,708	258,748
Cost of revenue—Other(1)	11,559	22,759	32,019
Product development(1)	6,736	13,425	18,118
Marketing and sales(1)	36,250	65,010	107,715
General and administrative(1)	14,183	35,428	48,247

Total costs and expenses	138,085	285,330	464,847

Loss from operations	(321)	(10,990)	(37,702)
Other income (expense):
Interest income	31	59	95
Interest expense	(612)	(616)	(535)
Other expense, net	(728)	(4,485)	(1)

Loss before provision for income taxes	(1,630)	(16,032)	(38.143)
Provision for income taxes	134	75	5

Net loss	(1,764)	(16,107)	(38,148)
Accretion of redeemable convertible preferred stock	(300)	(110)	—
Increase in cumulative dividends payable upon conversion of liquidation of redeemable convertible preferred stock	(8,978)	(3,648)	—

Net loss attributable to common stockholders	$(11,042)	$(19,865)	$(38,148)

Basic and diluted loss per share	$(1.03)	$(0.19)	$(0.23)

Weighted-average number of shares used in per share amounts (in thousands):	10,761	105,955	168,294

(1)
Includes stock-based compensation as follows:

Cost of revenue—other	$85	$582	$1,214
Product development	329	1,638	7,462
Marketing and sales	549	4,866	12,294
General and administrative	492	2,101	4,530

Total stock-based compensation	$1,455	$9,187	$25,500

	Fiscal Year Ended January 31,
	2011	2012	2013
Revenue:
Advertising	87%	87%	88%
Subscription services and other	13	13	12

Total revenue	100	100	100
Costs and expenses:
Cost of revenue—Content acquisition costs	50	54	61
Cost of revenue—Other(1)	8	8	7
Product and development(1)	5	5	4
Marketing and sales(1)	26	24	25
General and administrative(1)	10	13	11

Total costs and expenses	100	104	108

Loss from operations	—	(4)	(8)
Other income (expense):
Interest income	—	—	—
Interest expense	—	—	—
Other expense, net	(1)	(2)	—

Loss before provision for income taxes	(1)	(6)	(8)
Provision for income taxes	—	—	—

Net loss	(1)%	(6)%	(8)%

(1)
Includes stock-based compensation as follows:

Cost of revenue—other	0.1%	0.2%	0.3%
Product development	0.2	0.6	1.7
Marketing and sales	0.4	1.8	2.9
General and administrative	0.4	0.8	1.1

Comparison of Fiscal 2011, 2012 and 2013

  Revenue

	Fiscal Year Ended January 31,
				FY 2011 to FY 2012 $ Change	FY 2012 to FY 2013 $ Change
	2011	2012	2013
	(in thousands)
Advertising	$119,333	$239,957	$375,218	$120,624	$135,261
Subscription services and other	18,431	34,383	51,927	15,952	17,544

Total revenues	$137,764	$274,340	$427,145	$136,576	$152,805

	Fiscal year ended January 31,
	2011	2012	2013
Total ad RPMs	$33.65	$32.22	$29.13

        2012 Compared to 2013.    Advertising revenue increased $135.3 million or approximately 56% primarily due to an approximate 101% increase in the number of ads delivered, partially offset by a decrease in the average price per ad of approximately 22% due to fluctuations in the sales distribution mix amongst direct sales, third-party network sales, and other channels and the platform mix between traditional computer and mobile and other connected devices. The increase in the number of ads delivered was primarily due to an increase in total listener hours of approximately 70% which increased the volume of advertising inventory, as well as an increase in our sales force by approximately 55% year-over-year to sell such advertising inventory. Subscription revenue increased $17.5 million due to an increase in the number of subscribers.

        2011 Compared to 2012.    Advertising revenue increased $120.6 million or approximately 101% in primarily due to an approximate 107% increase in the number of ads delivered, partially offset by a decrease in the average price per ad of approximately 3% due to fluctuations in the sales distribution mix amongst direct sales, third-party network sales, and other channels and the platform mix between traditional computer and mobile and other connected devices. The increase in the number of ads delivered was primarily due to an increase in total listener hours of approximately 115% which increased the volume of advertising inventory, as well as an increase in our sales force by approximately 53% year-over-year to sell such advertising inventory. Subscription revenue increased $16.0 million due to an increase in the number of subscribers.

        Total ad RPMs 2012 Compared to 2013.    Total ad RPMs decreased compared to the respective prior year period due to the continuing shift in the platform mix between traditional computer and mobile and other connected devices as well as an increase in listener hours, in part the result of the effective elimination of the 40 hour per month free listening cap on traditional computers in September 2011 which created increased advertising inventory not fully offset by advertising sales.

        Total ad RPMs 2011 Compared to 2012.    Total ad RPMs decreased compared to the respective prior year period due to the continuing shift in the platform mix between traditional computer and mobile and other connected devices as well as an increase in listener hours, in part the result of the effective elimination of the 40 hour per month free listening cap on traditional computers in September 2011 which created increased advertising inventory not fully offset by advertising sales.

  Cost and Expenses

  Cost of Revenue—Content Acquisition Costs

	Fiscal Year Ended January 31,
				FY 2011 to FY 2012 $ Change	FY 2012 to FY 2013 $ Change
	2011	2012	2013
	(in thousands)
Cost of Revenue—Content acquisition costs	$69,357	$148,708	$258,748	$79,351	$110,040

        The following table presents our estimated content acquisition costs for our advertising-based service attributable to our traditional computer platform and our mobile and other connected device platforms as percentages of the estimated advertising revenue attributable to such platforms.

	Fiscal year ended January 31,
	2011	2012	2013
Traditional computer	27%	29%	35%
Mobile and other connected devices	109%	78%	76%

        The majority of our royalties are payable based on a fee per track, while in other cases our royalties are payable based on a percentage of our revenue or a combination of per track and revenue metrics. We estimate our advertising-based content acquisition costs attributable to specific platforms by allocating costs from royalties payable based on a fee per track to the platform for which the track is served and by allocating costs from royalties based on a percentage of our revenue in accordance with the overall percentage of our revenue estimated to be attributable to such platforms. While we believe that comparing disaggregated content acquisition costs and revenues across our delivery platforms may provide directional insight for evaluating our efforts to monetize the rapid adoption of our service on mobile and other connected devices, we do not validate such disaggregated metrics to the level of financial statement reporting. We continue to refine our systems and methodologies used to categorize such metrics across our delivery platforms and the period-to-period comparisons of results are not necessarily indicative of results for future periods.

        2012 compared to 2013.    Content acquisition costs increased $110.0 million due to increased royalty payments driven by increased listener hours and higher royalty rates due to scheduled rate increases and higher revenue. Content acquisition costs as a percentage of total revenue increased from 54% to 61%, primarily due to the growth in listener hours on mobile devices for which we have not been able to as effectively generate revenue as compared to listener hours on traditional computers, and to the rate increases. Estimated content acquisition costs as a percentage of the revenue attributable to our traditional computer platform increased from 29% to 35%, primarily due to the effective elimination of the 40 hour per month free listening cap on traditional computers, which created increased listener hours not fully offset by increased advertising sales as well as the rate increases. Estimated content acquisition costs as a percentage of the revenue attributable to our mobile and other connected devices platforms decreased from 78% to 76%, primarily due to the an increase in advertising sales on those platforms.

        2011 compared to 2012.    Content acquisition costs increased $79.4 million due to increased royalty payments driven by increased listener hours and higher royalty rates due to scheduled rate increases and higher revenue. Content acquisition costs as a percentage of total revenue increased from 50% to 54%, primarily due to the growth in listener hours on mobile devices for which we have not been able to as effectively generate revenue as compared to listener hours on traditional computers. Estimated content acquisition costs as a percentage of the revenue attributable to our traditional computer platform increased from 27% to 29%, primarily due to the effective elimination of the 40 hour per month free listening cap on traditional computers, which created increased listener hours not fully offset by increased advertising sales. Estimated content acquisition costs as a percentage of the revenue attributable to our mobile and other connected devices platforms decreased from 109% to 78%, primarily due to an improvement in our ability to monetize mobile and other connected device inventory driven in part by the introduction of new advertising products for these devices as well as the effect of direct advertising sales to one customer which accounted for 9% of revenue in the fiscal year ended January 31, 2012.

        Cost of Revenue—Other

	Fiscal Year Ended January 31,
				FY 2011 to FY 2012 $ Change	FY 2012 to FY 2013 $ Change
	2011	2012	2013
	(in thousands)
Cost of revenue—Other	$11,559	$22,759	$32,019	$11,200	$9,260

        2012 Compared to 2013.    Cost of revenue increased $9.3 million due to a $5.3 million increase in hosting services costs as a result of a 70% increase in listener hours, a $2.0 million increase in employee-related expenses driven by a 24% increase in headcount and $1.8 million in higher infrastructure costs.

        2011 Compared to 2012.    Cost of revenue increased $11.2 million due to a $5.8 million increase in hosting services costs as a result of a 109% increase in listener hours, a $2.7 million increase in employee-related expenses driven by a 78% increase in headcount and $2.4 million in higher infrastructure costs.

  Product Development

	Fiscal Year Ended January 31,
				FY 2011 to FY 2012 $ Change	FY 2012 to FY 2013 $ Change
	2011	2012	2013
	(in thousands)
Product development	$6,736	$13,425	$18,118	$6,689	$4,693

        2012 Compared to 2013.    Product development expenses increased $4.7 million primarily due to $5.0 million higher employee-related expenses driven by a 24% increase in headcount, partially offset by lower professional fees.

        2011 Compared to 2012.    Product development expenses increased $6.7 million primarily due to $6.0 million higher employee-related expenses driven by a 46% increase in headcount.

  Marketing and Sales

	Fiscal Year Ended January 31,
				FY 2011 to FY 2012 $ Change	FY 2012 to FY 2013 $ Change
	2011	2012	2013
	(in thousands)
Marketing and sales	$36,250	$65,010	$107,715	$28,760	$42,705

        2012 Compared to 2013.    Marketing and sales expenses increased $42.7 million primarily due to $33.2 million higher employee-related costs, driven by a 43% increase in headcount, an increase in marketing expenses of $5.6 million primarily related to a $4.8 million increase in transactional subscription processing fees on mobile platforms and marketing research and event costs and $3.0 million in higher infrastructure costs related to facilities and equipment.

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

  General and Administrative

	Fiscal Year Ended January 31,
				FY 2011 to FY 2012 $ Change	FY 2012 to FY 2013 $ Change
	2011	2012	2013
	(in thousands)
General and administrative	$14,183	$35,428	$48,247	$21,245	$12,819

        2012 Compared to 2013.    General and administrative expenses increased $12.8 million primarily due to a $10.4 million increase in employee-related expenses driven by a 38% increase in headcount and a $1.4 million increase in infrastructure costs.

        2011 Compared to 2012.    General and administrative expenses increased $21.2 million primarily due to a $9.7 million increase in employee-related expenses driven by a 64% increase in headcount, a $7.7 million increase in professional services fees, and a $2.9 million increase in infrastructure costs.

  Other Income (Expense)

	Fiscal Year Ended January 31,
				FY 2011 to FY 2012 $ Change	FY 2012 to FY 2013 $ Change
	2011	2012	2013
	(in thousands)
Interest income	$31	$59	$95	$28	$36
Interest expense	(612)	(616)	(535)	(4)	81
Other income (expense)	(728)	(4,485)	(1)	(3,757)	4,484

Total other income (expense)	$(1,309)	$(5,042)	$(441)	$(3,733)	$4,601

        2012 Compared to 2013.    Total other income (expense) decreased $4.6 million primarily driven by a $4.5 million decrease in expenses related to the increase in fair value of our preferred stock warrants liability in the prior year. The liability was eliminated in June 2011.

        2011 Compared to 2012.    Total other income (expense) increased $3.7 million primarily driven by a $3.6 million increase in expenses due to the increase in the fair value of our preferred stock warrants liability.

  Provision for Income Taxes

        2012 Compared to 2013.    The income tax provision decreased by $70,000 from $75,000 to $5,000 as a result of changes in state tax statutes which resulted in lower tax obligations in some states.

        2011 Compared to 2012.    The income tax provision decreased by $59,000 from $134,000 to $75,000 as a result of generating tax losses during fiscal year 2012.

Liquidity and Capital Resources

        As of January 31, 2013 we had cash, cash equivalents and short-term investments totaling $89.0 million, which consisted of cash and money market funds held at major financial institutions, commercial paper and investment-grade corporate debt securities. Our principal uses of cash during the fiscal year ending January 31, 2013 were funding our operations, as described below, and capital expenditures.

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

        As of January 31, 2013, the Company had $828,000 in letters of credit outstanding and had $29.17 million of available borrowing capacity under the credit facility. On December 30, 2011, the Company entered into a cash collateral agreement in connection with the issuance of letters of credit which were used to satisfy deposit requirements under facility leases. As of January 31, 2013, the $828,000 cash collateral was considered to be restricted cash. The amount is included in other assets on the Company's balance sheet.

  Capital Expenditures

        Consistent with previous periods, future capital expenditures will primarily focus on acquiring additional hosting and general corporate infrastructure. Based on current estimates, we believe that our anticipated capital expenditures will be adequate to implement our current plans.

  Historical Trends

        The following table summarizes our cash flow data for fiscal 2011, 2012 and 2013.

	Fiscal Year Ended January 31,
	2011	2012	2013
	(In thousands)
Net cash provided by (used in) operating activities	$3,540	$5,358	$(250)
Net cash provided by (used in) investing activities	(8,211)	(58,550)	15,185
Net cash provided by financing activities	31,555	54,270	6,669

  Operating Activities

        In fiscal 2013, net cash used in operating activities was $0.3 million, including our net loss of $38.1 million and non-cash charges of $33.2 million, primarily related to stock-based compensation charges. Net cash used in operating activities benefited from changes in operating assets and liabilities including an increase in accrued royalties of $19.3 million due to an increase in listening hours, an increase in deferred revenue of $10.0 million primarily due to an increase in customers purchasing subscriptions for Pandora One, an increase in accrued compensation of $9.6 million due to headcount increases and the timing of these payments and $5.0 million in higher accounts payable primarily due to costs related to expanding our Oakland office facilities and higher ad serving fees. These increases were offset by an increase in accounts receivable of $36.7 million primarily due to increased billings and higher prepaid expenses and other assets.

        In fiscal 2012, net cash provided by operating activities was $5.4 million, including our net loss of $16.1 million and non-cash charges of $18.9 million. In addition, cash provided by operating activities from changes in operating assets and liabilities included an increase in accrued royalties of $15.7 million due to an increase in listening hours and an increase in accrued compensation of $8.1 million related to higher employee bonus compensation due to the timing of payments. Cash provided by operating activities also included $3.3 million higher deferred revenue primarily related to an increase in customers purchasing subscriptions for Pandora One, largely offset by an increase in accounts receivable of $24.5 million primarily due to increased billings.

        In fiscal 2011, net cash provided by operating activities was $3.5 million, including our net loss of $1.8 million and non-cash charges of $4.1 million. In addition, cash outflows from changes in operating assets and liabilities included an increase in accounts receivable of $23.0 million related to higher advertising sales. Cash inflows from changes in operating assets and liabilities included an increase in deferred revenue of $9.8 million primarily related to an increase in customers purchasing subscriptions for Pandora One and an increase in accrued royalties of $9.0 million due to the timing of royalty payments and increase in the number of listeners.

  Investing Activities

        Cash provided by investing activities in fiscal 2013 was $15.2 million consisting of $87.9 million in maturities of short-term investments partially offset by $65.2 million for the purchase of short-term investments and $7.6 million for capital expenditures primarily for server equipment and leasehold improvements.

        Cash used in investing activities in fiscal 2012 was $58.6 million consisting of $66.9 million for the purchase of short-term investments and $11.6 million primarily for capital expenditures for leasehold improvements and server equipment, partially offset by $20.0 million in maturities of short-term investments.

        Cash used in investing activities in fiscal 2011 was $8.2 million consisting primarily of capital expenditures for server equipment.

  Financing Activities

        Cash provided by financing activities in fiscal 2013 was $6.7 million consisting of cash proceeds from issuance of common stock pursuant to incentive awards.

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

Contractual Obligations and Commitments

        The following summarizes our contractual obligations as of January 31, 2013:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Year
	(in thousands)
Purchase obligation	$750	$750	$—	$—	$—
Operating lease obligations	20,833	4,160	8,876	7,479	318

Total	$21,583	$4,910	$8,876	$7,479	$318

  Purchase Obligation

        Purchase obligation represents a non-cancelable contractual obligation at January 31, 2013 related to a branding agreement.

Off-Balance Sheet Arrangements

        As of January 31, 2011, 2012 and 2013, we did not have any off-balance sheet arrangements.

Business Trends

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

        Growth in listening on mobile and other connected devices continues to outpace growth in listening on traditional computer-based devices. While historically we have not limited the usage of our advertising-supported service on mobile devices, in March 2013 we instituted a 40 hour listening cap on these devices. Listeners who reach this limit may continue to use our ad supported service on these devices by paying $0.99 for the remainder of the month, may listen to our ad supported service on their desktop or laptop computers or may purchase annual or monthly Pandora One subscriptions for $36 per year or approximately $4 per month, respectively.

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

        We believe that the assumptions and estimates associated with our revenue recognition, stock based compensation, stock option grants and common stock valuations, and accounting for income taxes have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

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

  Subscription Services and Other Revenue

        Subscription revenue is generated through the sale of a premium version of the Pandora service which currently includes higher audio quality and advertisement-free access. Subscription revenue derived from direct sales to listeners is recognized on a straight-line basis over the duration of the subscription period. Subscription revenue derived from sales through some mobile operating systems may be subject to refund or cancellation terms which may affect the timing or amount of the subscription revenue recognition. When refund rights exist, we recognize revenue when services have been provided and the rights lapse or when we have developed sufficient transaction history to estimate a reserve. As of January 31, 2013, we had deferred revenue of approximately $5.1 million related to refund rights.

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

        We generally estimate the fair value of stock-based payment awards using the Black-Scholes option-pricing model. The determination of the fair value of a stock-based award on the date of grant using the Black-Scholes option-pricing model is affected by our stock price on the date of grant as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award and expected dividends. The value of the portion of the award that is ultimately expected to vest is recognized as expense in our statements of operations.

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

        We calculate our current and deferred income tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed income tax returns are recorded when identified. The amount of income taxes we pay is subject to examination by U.S. federal, state and international tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management's assessment of relevant risks, facts and circumstances existing at that time. To the extent that our assessment of such tax positions change, the change in estimate is recorded in the period in which the determination is made.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risks in the ordinary course of our business, including interest rate and inflation risks.

  Interest Rate Fluctuation Risk

        Our exposure to interest rates relates to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments. In May 2011, we entered into a $30 million credit facility with a syndicate of financial institutions. Any outstanding borrowings under the credit facility bear a variable interest rate and therefore the interest we pay as well as the fair value of our outstanding borrowings will fluctuate as changes occur in certain benchmark interest rates. As of January 31, 2013, we had not drawn any amounts under the credit facility but had $828,000 of letters of credit outstanding.

        The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Approximately half of our portfolio consists of cash and cash equivalents that have a relatively short maturity, and a fair value relatively insensitive to interest rate changes. Our fixed-income marketable securities have maturities of less than six months, but do carry some degree of interest rate risk and may have their fair market values adversely impacted by higher interest rates. We do not believe that a hypothetical 10% increase in interest rates as of January 31, 2013 would have had a material impact on our investment portfolio. We have currently determined, consistent with our investment objectives, that the potential increase in yield would not warrant investing our excess cash in longer-term investments. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

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

PANDORA MEDIA, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Pandora Media, Inc.

        We have audited the accompanying consolidated balance sheets of Pandora Media, Inc. as of January 31, 2012 and 2013, and the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended January 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pandora Media, Inc. at January 31, 2012 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2013, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the consolidated financial statements, under the heading Revenue Recognition, the Company changed its method of accounting for revenue recognition as a result of the adoption of amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, effective February 1, 2011.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pandora Media Inc.'s internal control over financial reporting as of January 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Francisco, California March 18, 2013

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Pandora Media, Inc.

        We have audited Pandora Media, Inc.'s internal control over financial reporting as of January 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pandora Media, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Pandora Media, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pandora Media, Inc. as of January 31, 2012 and 2013, and the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended January 31, 2013 of Pandora Media, Inc. and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Francisco, California March 18, 2013

Pandora Media, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	As of January 31, 2012	As of January 31, 2013
Assets
Current assets:
Cash and cash equivalents	$44,126	$65,725
Short-term investments	46,455	23,247
Accounts receivable, net of allowances of $590 and $761 at January 31, 2012 and 2013, respectively	66,738	103,410
Prepaid expenses and other current assets	2,806	6,232

Total current assets	160,125	198,614
Property and equipment, net	15,576	17,758
Other assets	2,314	2,460

Total assets	$178,015	$218,832

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,053	$4,471
Accrued liabilities	3,838	7,590
Accrued royalties	33,822	53,083
Deferred revenue	19,232	29,266
Accrued compensation	11,962	21,560

Total current liabilities	70,907	115,970
Other long-term liabilities	2,568	3,873

Total liabilities	73,475	119,843

Commitments and contingencies (note 5)
Stockholders' equity:
Preferred stock, $0.0001 par value; zero and 10,000,000 shares authorized as of January 31, 2012 and 2013, respectively; no shares issued and outstanding as of January 31, 2012 and 2013	—	—
Common stock, $0.0001 par value: 1,000,000,000 shares authorized as of January 31, 2012 and 2013, respectively;163,569,361 and 172,506,051 shares issued and outstanding as of January 31, 2012 and 2013, respectively	16	17
Additional paid-in capital	205,955	238,552
Accumulated deficit	(101,426)	(139,574)
Accumulated other comprehensive loss	(5)	(6)

Total stockholders' equity	104,540	98,989

Total liabilities, redeemable convertible preferred stock and stockholders' equity	$178,015	$218,832

The accompanying notes are an integral part of the consolidated financial statements.

Pandora Media, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Fiscal Year Ended January 31,
	2011	2012	2013
Revenue:
Advertising	$119,333	$239,957	$375,218
Subscription services and other	18,431	34,383	51,927

Total revenue	137,764	274,340	427,145
Costs and expenses:
Cost of revenue—Content acquisition costs	69,357	148,708	258,748
Cost of revenue—Other	11,559	22,759	32,019
Product development	6,736	13,425	18,118
Marketing and sales	36,250	65,010	107,715
General and administrative	14,183	35,428	48,247

Total costs and expenses	138,085	285,330	464,847

Loss from operations	(321)	(10,990)	(37,702)
Other income (expense):
Interest income	31	59	95
Interest expense	(612)	(616)	(535)
Other expense, net	(728)	(4,485)	(1)

Loss before provision for income taxes	(1,630)	(16,032)	(38,143)
Provision for income taxes	(134)	(75)	(5)

Net loss	(1,764)	(16,107)	(38,148)
Accretion of redeemable convertible preferred stock	(300)	(110)	—
Increase in cumulative dividends payable upon conversion or liquidation of redeemable convertible preferred stock	(8,978)	(3,648)	—

Net loss attributable to common stockholders	$(11,042)	$(19,865)	$(38,148)

Basic and diluted net loss per share attributable to common stockholders	$(1.03)	$(0.19)	$(0.23)

Weighted-average number of shares used in computing per share amounts	10,761	105,955	168,294

The accompanying notes are an integral part of the consolidated financial statements.

Pandora Media, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended January 31,
	2011	2012	2013
Net loss	$(1,764)	$(16,107)	$(38,148)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	—	—	(3)
Change in unrealized loss on marketable securities net of taxes	—	(5)	2

Other comprehensive loss	—	(5)	(1)

Comprehensive loss	$(1,764)	$(16,112)	$(38,149)

The accompanying notes are an integral part of the consolidated financial statements.

Pandora Media, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)

(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock
				Common Stock			Accumulated Other Comprehensive Income (loss)		Total Stockholders' Equity (Deficit)
						Additional Paid-in Capital		Accumulated Deficit
	Shares	Amount		Shares	Amount
Balances as of January 31, 2010	125,280,526		104,806	7,102,336	1	—	—	(87,772)	(87,771)
Issuance of Series G redeemable convertible preferred stock for cash	8,129,338		22,206	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock upon exercise of warrant	124,470		142	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—		—	6,148,128	—	577	—	—	577
Issuance of common stock to directors for cash	—		—	1,210,191	—	3,800	—	—	3,800
Issuance of common stock in exchange for non-employee services	—		—	50,000	—	157	—	—	157
Stock-based compensation	—		—	—	—	1,455	—	—	1,455
Reversals of dividends on redeemable convertible preferred stock, net of accruals	—		(792)	—	—	(3,725)	—	4,517	792
Excess tax benefit from stock-based compensation plans	—		—	—	—	44	—	—	44
Accretion of redeemable convertible preferred stock issuance costs	—		300	—	—	—	—	(300)	(300)
Net loss								(1,764)	(1,764)

Balances as of January 31, 2011	133,534,334		$126,662	14,510,655	$1	$2,308	$—	$(85,319)	$(83,010)
Issuance of common stock upon exercise of stock options				5,165,112	1	2,515			2,516
Stock-based compensation						9,187			9,187
Dividends on redeemable convertible preferred stock			25,200			(25,218)			(25,218)
Accretion of redeemable convertible preferred stock issuance costs			110			(110)			(110)
Payment of preferred dividends in connection with initial public offering			(31,005)
Conversion of preferred stock to common stock in connection with initial public offering	(133,534,334)		(120,967)	137,294,552	13	126,477			126,490
Issuance of common stock in connection with initial public offering				6,350,682	1	90,631			90,632
Issuance of common stock in connection with preferred stock warrant exercise				248,360		165			165
Net loss								(16,107)	(16,107)
Other comprehensive loss							(5)		(5)

Balances as of January 31, 2012		$		163,569,361	$16	$205,955	$(5)	$(101,426)	$104,540
Issuance of common stock upon exercise of stock options				8,408,842	1	7,305			7,306
Stock-based compensation						25,500			25,500
Vesting of restricted stock units				400,112
Share cancellations to satisfy tax withholding on vesting of restricted stock units				(18,340)		(208)			(208)
Issuance of common stock in connection with preferred stock warrant exercise				146,076
Components of comprehensive loss:
Net loss								(38,148)	(38,148)
Other comprehensive loss							(1)		(1)

Balances as of January 31, 2013		$		172,506,051	$17	$238,552	$(6)	$(139,574)	$98,989

The accompanying notes are an integral part of the financial statements.

Pandora Media, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended January 31,
	2011	2012	2013
Operating Activities
Net loss	$(1,764)	$(16,107)	$(38,148)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,578	4,455	7,076
(Gain) loss on disposition of assets	(15)	296	23
Stock-based compensation	1,612	9,187	25,500
Remeasurement of preferred stock warrants	869	4,499	—
Amortization of premium on investments	—	246	360
Amortization of debt issuance cost and debt discount	4	190	264
Changes in assets and liabilities:
Accounts receivable	(22,979)	(24,526)	(36,672)
Prepaid expenses and other assets	(2,421)	156	(3,752)
Accounts payable and accrued liabilities	5,482	(865)	4,963
Accrued royalties	9,036	15,742	19,261
Accrued compensation	2,375	8,147	9,598
Deferred revenue	9,763	3,322	10,034
Reimbursement of cost of leasehold improvements	—	616	1,243

Net cash provided by (used in) operating activities	3,540	5,358	(250)

Investing Activities
Purchases of property and equipment	(8,211)	(11,644)	(7,580)
Purchases of short-term investments	—	(66,890)	(65,168)
Maturities of short-term investments	—	19,984	87,933

Net cash provided by (used in) investing activities	(8,211)	(58,550)	15,185

Financing Activities
Borrowings under debt arrangements	3,644	—	—
Repayments of debt	(392)	(7,596)	—
Proceeds from issuance of common stock	548	2,074	6,877
Tax withholdings related to net share settlements of restricted stock units	—	—	(208)
Proceeds from issuance of common stock to directors for cash	3,800	—	—
Proceeds from early exercise of stock options	1,705	—	—
Proceeds from exercise of preferred stock warrants	—	165	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	22,206	—	—
Proceeds from initial public offering net of offering costs	—	90,632	—
Payment of dividends to preferred stockholders at initial public offering	—	(31,005)	—
Proceeds from buyers in investor offer	7,908	—	—
Payments to sellers in investor offer	(7,908)	—	—
Excess tax benefit from stock-based compensation plans	44	—	—

Net cash provided by financing activities	31,555	54,270	6,669

Effects of foreign currency translation activities on cash and cash equivalents	—	—	(5)

Net increase in cash and cash equivalents	26,884	1,078	21,599
Cash and cash equivalents at beginning of year	16,164	43,048	44,126

Cash and cash equivalents at end of year	$43,048	$44,126	$65,725

Supplemental disclosures of noncash financing activities
Conversion of preferred stock warrants into common stock warrants	$—	$(2,151)	$—
Conversion of preferred stock into common stock	$—	$(124,341)	$—
Issuance of Series B redeemable convertible preferred stock upon exercise of warrant	$142	$—	$—
Accruals of preferred stock dividends, net of reversals	$(792)	$25,218	$—
Accretion of preferred stock issuance cost	$300	$110	$—
Supplemental disclosures of cash flow information
Cash paid during the period for income taxes	$—	$125	$—
Cash paid during the period for interest	$371	$887	$289

The accompanying notes are an integral part of the consolidated financial statements.

Pandora Media, Inc.

Notes to Consolidated Financial Statements

1. Description of the Business and Basis of Presentation

        Pandora Media, Inc. (the "Company" or "Pandora") provides an internet radio service in the United States, Australia and New Zealand, offering a personalized experience for each of its listeners. The Company has developed a form of radio that uses intrinsic qualities of music to initially create stations that then adapt playlists in real-time based on the individual feedback of each listener.

        The Company was incorporated as a California corporation in January 2000 and reincorporated as a Delaware corporation in December 2010.

  Initial Public Offering

        In June 2011, the Company completed its initial public offering ("IPO") whereby 14,684,000 shares of common stock were sold to the public at a price of $16.00 per share. The Company sold 6,000,682 common shares and selling stockholders sold 8,683,318 common shares. In July 2011, in connection with the exercise of the underwriters' overallotment option, 350,000 additional shares of common stock were sold to the public at the initial offering price of $16.00 per share. The Company received aggregate proceeds of $94.5 million from the initial public offering and the underwriters' overallotment option, net of underwriters' discounts and commissions but before deducting offering expenses of $3.9 million. Upon the closing of the IPO, all shares of the Company's outstanding redeemable convertible preferred stock automatically converted into 137,542,912 shares of common stock and outstanding warrants to purchase redeemable convertible preferred stock automatically converted into warrants to purchase 154,938 shares of common stock.

  Basis of Presentation

        The consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP"). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company's management, the consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's financial position for the periods presented.

        Certain changes in presentation have been made to conform prior period presentation to current period reporting. The Company's content acquisition costs are now included as a separate line item component of Cost of Revenue in the Company's Statement of Operations and changes in restricted cash are now included in the line item Prepaid Expenses and Other Assets in the Company's Statements of Cash Flows.

  Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates are used for determining selling prices for elements sold in multiple-element arrangements, the allowance for doubtful accounts, the fair value of common stock through the date of the IPO, stock-based compensation, fair values of investments and income taxes, and accrued royalties. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, the Company's financial

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

1. Description of the Business and Basis of Presentation (Continued)

statements could be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting among available alternatives would not produce a materially different result.

  Segments

        The Company operates in one segment. The Company's chief operating decision maker (the "CODM"), its Chief Executive Officer, manages the Company's operations on a consolidated basis for purposes of allocating resources. When evaluating the Company's financial performance, the CODM reviews separate revenue information for the Company's advertising, subscription services and other offerings, while all other financial information is reviewed on a consolidated basis. All of the Company's principal operations are located in the United States.

  Fiscal year

        All references herein to a fiscal year refer to the 12 months ended January 31 of such year, and references to the first, second, third and fourth fiscal quarters refer to the three months ended April 30, July 31, October 31 and January 31, respectively.

2. Summary of Significant Accounting Policies

  Revenue Recognition

        The Company's revenue is principally derived from advertising services and subscription fees.

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

        The Company also generates advertising revenue pursuant to arrangements with advertising agencies and brokers. Under these arrangements, the Company provides the agencies and brokers the ability to sell advertising inventory on the Company's service directly to advertisers. The Company reports this revenue net of amounts due to agencies and brokers because the Company is not the primary obligor under these arrangements, the Company does not set the pricing, and does not establish or maintain the relationship with the advertisers.

        Subscription and Other Revenue.    The Company generates subscription services revenue through the sale of access to a premium version of Pandora internet radio, or Pandora One. Subscription

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

revenue derived from direct sales to listeners is recognized on a straight-line basis over the duration of the subscription period. Subscription revenue derived from sales through some mobile operating systems may be subject to refund or cancellation terms which may affect the timing or amount of the subscription revenue recognition. When refund rights exist, the Company recognizes revenue when the service has been provided and the rights lapse or when sufficient transaction history has been developed to estimate a reserve. As of January 31, 2013, the Company had deferred revenue of approximately $5.1 million related to refund rights.

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

        Deferred Revenue.    Deferred revenue consists of both prepaid but unrecognized subscription revenue and advertising fees received or billed in advance of the delivery or completion of the services or in instances when revenue recognition criteria have not been met. Deferred revenue is recognized when the services are provided and all revenue recognition criteria have been met. When refund rights exist, the Company recognizes revenue when the rights lapse or when sufficient transaction history has been developed to estimate a reserve.

        Multiple-Element Arrangements .    The Company enters into arrangements with customers to sell advertising packages that include different media placements or ad services that are delivered at the same time, or within close proximity of one another.

        For the fiscal year ended January 31, 2011, because the Company had not yet established the fair value for each element and the Company's agreements contained mid-campaign cancellation clauses, advertising sales revenue was recognized as the lesser of (1) revenue calculated on a time-based straight-line basis over the term of the contract, (2) revenue calculated on a proportional performance basis, based on an average CPM rate for the entire campaign multiplied by the number of impressions delivered to date, and (3) revenue earned on the delivered media and price as specified on the applicable insertion order.

        Beginning on February 1, 2011, the Company adopted new authoritative guidance on multiple element arrangements, using the prospective method for all arrangements entered into or materially modified from the date of adoption. Under this new guidance, the Company allocates arrangement consideration in multiple-deliverable revenue arrangements at the inception of an arrangement to all deliverables or those packages in which all components of the package are delivered at the same time, based on the relative selling price method in accordance with the selling price hierarchy, which includes: (1) vendor-specific objective evidence ("VSOE") if available; (2) third-party evidence ("TPE") if VSOE is not available; and (3) best estimate of selling price ("BESP") if neither VSOE nor TPE is available.

        VSOE.    The Company determines VSOE based on its historical pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, the Company requires

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

that a substantial majority of the selling prices for these services fall within a reasonably narrow pricing range. The Company has not historically priced its advertising products within a narrow range. As a result, the Company has not been able to establish VSOE for any of its advertising products.

        TPE.    When VSOE cannot be established for deliverables in multiple element arrangements, the Company applies judgment with respect to whether it can establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company's go-to-market strategy differs from that of its peers and its offerings contain a significant level of differentiation such that the comparable pricing of services cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor services' selling prices are on a stand-alone basis. As a result, the Company has not been able to establish selling price based on TPE.

        BESP.    When it is unable to establish selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the service were sold on a stand-alone basis. BESP is generally used to allocate the selling price to deliverables in the Company's multiple element arrangements. The Company determines BESP for deliverables by considering multiple factors including, but not limited to, prices it charges for similar offerings, market conditions, competitive landscape and pricing practices. The Company limits the amount of allocable arrangement consideration to amounts that are fixed or determinable and that are not contingent on future performance or future deliverables. The Company regularly reviews BESP. Changes in assumptions or judgments or changes to the elements in the arrangement may cause an increase or decrease in the amount of revenue that the Company reports in a particular period.

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

        The Company performs ongoing credit evaluations of customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, and review of the invoicing terms of the contract. The Company generally does not require collateral. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Actual credit losses during the fiscal years ended January 31, 2011, 2012 and 2013 were not significant.

        For the fiscal years ended January 31, 2011, 2012 and 2013 the Company had no customers that accounted for 10% or more of total revenue. As of January 31, 2012 and 2013 there were no customers that accounted for 10% or more of the Company's total accounts receivable.

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Cash, Cash Equivalents and Short-term Investments

        The Company classifies its highly liquid investments with maturities of three months or less at the date of purchase as cash equivalents. The Company's short-term investments consist of commercial paper, corporate debt securities and U.S. agency notes. These investments are classified as available-for-sale securities and are carried at fair value with the unrealized gains and losses reported as a component of stockholders' equity. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date. The Company classifies its investments as either short-term or long-term based on each instrument's underlying contractual maturity date. Investments with maturities of less than 12 months are classified as short-term and those with maturities greater than 12 months are classified as long-term. The cost of investments sold is based upon the specific identification method.

  Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable are recorded net of an allowance for doubtful accounts. The Company's allowance for doubtful accounts is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with delinquent accounts. The Company also considers any changes to the financial condition of its customers and any other external market factors that could impact the collectability of its receivables in the determination of its allowance for doubtful accounts.

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

  Internal Use Software and Website Development Costs

        Costs incurred to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the asset if certain criteria are met. Costs related to design or maintenance of internal-use software are expensed as incurred. The Company evaluates the costs incurred during the application development stage of website development to determine whether the costs meet the criteria for capitalization. Costs related to preliminary project activities and post implementation activities are expensed as incurred. As of January 31, 2012 and 2013, the Company had

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

incurred and capitalized approximately $100,000 and $1.1 million respectively, related to internal use software and website development costs which are being amortized over their three-year estimated useful lives. Internal use software and website development costs are included in property and equipment.

  Preferred Stock Warrant

        Prior to the Company's IPO, warrants to purchase the Company's redeemable convertible preferred stock were classified as liabilities on the Company's balance sheet. The Company measured these warrants at fair value at each balance sheet date and any changes in fair value were recognized as a component of other income (expense) in the Company's statements of operations. The Company's preferred stock warrants were categorized as Level 3 within the fair value hierarchy because the fair value was estimated using an option valuation model, which included the estimated fair value of the underlying preferred stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, and expected dividends on, and expected volatility of the price of the underlying preferred stock. These assumptions are inherently subjective and involve significant management judgment. The Company performed the final remeasurement of the warrants at the fair value at the closing date of the Company's IPO on June 20, 2011 because the preferred stock warrants were either exercised or converted to common stock warrants on that date.

        The Company recorded losses of approximately $0.9 million and $4.5 million arising from the revaluation of the convertible preferred stock warrant liability for the fiscal years ended January 31, 2011 and 2012.

  Stock-Based Compensation

        Stock-based payments made to employees, including grants of employee stock options and restricted stock units, are recognized in the statements of operations based on their fair values. The Company recognizes stock-based compensation for awards granted that are expected to vest, on a straight-line basis using the single-option attribution method over the service period of the award, which is generally four years. Because stock-based compensation expenses recognized in the statements of operations are based on awards ultimately expected to vest, they have been reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rates used for valuing stock-based compensation payments were estimated based on historical experience. The Company generally estimates the fair value of employee stock options using the Black-Scholes valuation model. The determination of the fair value of a stock-based award is affected by the deemed fair value of the underlying stock price on the grant date, as well as other assumptions including the risk-free interest rate, the estimated volatility of the Company's stock price over the term of the award, the estimated period of time that the Company expects employees to hold their stock options and the expected dividend rate.

        The Company has elected to use the "with and without" approach as described in Accounting Standards Codification 740 Tax Provisions in determining the order in which tax attributes are utilized. As a result, the Company will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. In addition, the Company has elected to account for the indirect

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

effects of stock-based awards on other tax attributes, such as the research tax credit, through the statement of operations.

  Cost of Revenue—Content Acquisition Costs

        Cost of revenue—content acquisition costs principally consist of royalties paid for the right to stream music to the Company's listeners. Royalties are most often calculated using negotiated rates documented in master royalty agreements and are based on usage measures or revenue earned or a combination thereof. The performance rights organizations to which royalties are paid have the right to audit the Company's playlist and payment records. The Company may also recognize content acquisition costs based on estimated rates during periods of contract negotiation with performance rights organizations.

  Cost of Revenue—Other

        Cost of revenue—other consists of the infrastructure costs related to content streaming, maintaining the Company's service and creating and serving advertisements through third party ad serving technology providers, including the employee costs associated with supporting these functions. The Company makes payments to third-party ad servers for the period the advertising impressions or click-through actions are delivered or occur, and accordingly, the Company records this as a cost of revenue in the related period.

  Product Development

        The Company incurs product development expenses consisting of employee compensation, information technology, consulting, facilities-related expenses and costs associated with supporting consumer connected-device manufacturers in implementing its service in their products. The Company incurs product development expenses primarily for improvements to its website, the Pandora app, development of new advertising products and development and enhancement of the Music Genome Project and infrastructure costs such as facility and other overhead costs. The Company generally expenses product development costs as incurred, but has capitalized certain costs related to internal use software and website development costs. (See "Internal Use Software and Website Development Costs.")

  Marketing and Sales

        Marketing and sales expenses consist of employee and employee-related costs including salaries, commissions and benefits related to employees in sales, marketing and advertising departments. In addition, marketing and sales expenses include external sales and marketing expenses such as third-party marketing, branding, advertising and public relations expenses, transactional subscription processing fees on mobile platforms, and infrastructure costs such as facility and other supporting overhead costs. Advertising expenses are expensed as incurred. Total advertising expenses incurred were $3.0 million, $6.9 million and $ 7.6 million for the years ended January 31, 2011, 2012 and 2013, respectively.

  General and Administrative

        General and administrative expenses include employee and employee-related costs consisting of salaries and benefits for finance, accounting, legal, internal information technology and other

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

administrative personnel. In addition, general and administrative expenses include professional services costs for outside legal and accounting services, and infrastructure costs for facility, supporting overhead costs and merchant and other transaction costs, such as credit card fees.

  Income Taxes

        The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in the Company's tax returns. Deferred income taxes are recognized for differences between financial reporting and tax bases of assets and liabilities at the enacted statutory tax rates in effect for the years in which the temporary differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company evaluates the realizability of deferred tax assets and valuation allowances are provided when necessary to reduce net deferred tax assets to the amounts expected to be realized.

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

        The Company calculates the current and deferred income tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed income tax returns are recorded when identified. The amount of income taxes paid is subject to examination by U.S. federal, state and international tax authorities. The estimate of the potential outcome of any uncertain tax issue is subject to management's assessment of relevant risks, facts and circumstances existing at that time. To the extent that the assessment of such tax positions change, the change in estimate is recorded in the period in which the determination is made.

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

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Recently Issued Accounting Standards

        Effective February 1, 2012, the Company adopted Accounting Standards Update ("ASU") No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS")." The ASU updates the accounting guidance to clarify and align Fair Value Measurement within U.S. GAAP and International Financial Reporting Standards. In addition, the ASU updates certain requirements for measuring fair value and for disclosure around fair value measurement. It does not require additional fair value measurements and the ASU was not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 did not have a significant impact on the Company's consolidated balance sheets or statements of operations.

        Effective February 1, 2012, the Company adopted ASU No. 2011-05, "Presentation of Comprehensive Income." The adoption of ASU 2011-05 concerns presentation and disclosure only and did not have an impact on the Company's consolidated balance sheets or results of operations. ASU 2011-05 requires retrospective application and separate consolidated statements of comprehensive income (loss) are included in these financial statements.

        Effective February 1, 2012, the Company adopted ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." The adoption of ASU 2011-12 concerns presentation and disclosure only and did not have an impact on the Company's consolidated financial position or results of operations.

3. Composition of Certain Financial Statement Captions

Cash, Cash Equivalents and Short-term Investments

        Cash, cash equivalents and short-term investments consisted of the following:

	As of January 31, 2012	As of January 31, 2013
	(in thousands)
Cash and cash equivalents:
Cash	$6,604	$22,703
Money market funds	31,614	32,522
Commercial paper	2,893	10,500
Corporate debt securities	3,015	—

Total cash and cash equivalents	$44,126	$65,725

Short-term investments:
Commercial paper	$27,587	$13,592
Corporate debt securities	17,968	9,655
U.S. agency notes	900	—

Total short-term investments	$46,455	$23,247

Cash, cash equivalents and short-term investments	$90,581	$88,972

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Composition of Certain Financial Statement Captions (Continued)

        The Company's short-term investments have maturities of less than 12 months and are classified as available for sale. As of January 31, 2012 and 2013 the cost basis of the Company's cash and cash equivalents approximated their fair values and as a result, no unrealized gains or losses were recorded as of January 31, 2012 and 2013.

        The following table summarizes the Company's available-for-sale securities' adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of January 31, 2012 and 2013.

	As of January 31, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$31,614	$—	$—	$31,614
Commercial paper	30,481	—	(1)	30,480
Corporate debt securities	20,987	1	(5)	20,983
U.S. agency notes	900	—	—	900

Total cash equivalents and marketable securities	$83,982	$1	$(6)	$83,977

	As of January 31, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$32,522	$—	$—	$32,522
Commercial paper	24,093	—	(1)	24,092
Corporate debt securities	9,657	—	(2)	9,655

Total cash equivalents and marketable securities	$66,272	$—	$(3)	$66,269

        The Company's investment policy requires investments to be investment grade, primarily rated "A1" by Standard & Poor's or "P1" by Moody's or better for short-term investments, with the objective of minimizing the potential risk of principal loss. In addition, the investment policy limits the amount of credit exposure to any one issuer.

        The unrealized losses on the Company's available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. As of January 31, 2013, the Company owned 22 securities that were in an unrealized loss position. The Company does not intend nor expect to need to sell these securities before recovering the associated unrealized losses. It expects to recover the full carrying value of these securities. As a result, no portion of the unrealized losses at January 31, 2013 is deemed to be other-than-temporary and the unrealized losses are not deemed to be credit losses. No available-for-sale securities have been in an unrealized loss position for 12 months or more. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company's intent to sell, or whether it is more likely than not it will be required to sell, the investment before

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Composition of Certain Financial Statement Captions (Continued)

recovery of the investment's amortized cost basis. During the fiscal year ended January 31, 2013, the Company did not recognize any impairment charges.

  Accounts Receivable

        Accounts receivable, net consisted of the following:

	As of January 31,
	2012	2013
	(in thousands)
Accounts receivable	$67,328	$104,171
Allowance for doubtful accounts	(590)	(761)

Accounts receivable, net	$66,738	$103,410

Allowance for Doubtful Accounts	Balance at Beginning of Fiscal Year	Additions	Write-offs, net of recoveries	Balance at End of Fiscal Year
	(in thousands)
For fiscal year ended January 31, 2011	$36	$485	$(18)	$503
For fiscal year ended January 31, 2012	503	492	(405)	590
For fiscal year ended January 31, 2013	590	659	(488)	761

  Property and Equipment

        Property and equipment consisted of the following:

	As of January 31,
	2012	2013
	(in thousands)
Software developed for internal use	$—	$1,095
Servers, computers and other related equipment	15,313	19,461
Office furniture and equipment	1,411	1,722
Construction in progress	234	2,264
Leasehold improvements	5,122	6,142

	22,080	30,684
Less accumulated depreciation and amortization	(6,504)	(12,926)

Property and equipment, net	$15,576	$17,758

        Depreciation and amortization expenses totaled $1.6 million, $4.5 million, and $7.1 million for the years ended January 31, 2011, 2012 and 2013, respectively. The Company wrote off net assets due to asset retirement totaling $0.3 million for the fiscal year ended January 31, 2012. There were no material write-offs during the fiscal years ended January 31, 2011 and 2013.

        Software developed for internal use has an expected useful life of three years from the date placed in service. As of January 31, 2013 the net carrying amount was $1.0 million including accumulated amortization of $144 thousand. Amortization expense for the year ended January 31, 2013 was

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Composition of Certain Financial Statement Captions (Continued)

$144 thousand. The Company held no material software developed for internal use assets during the years ended January 31, 2011 or 2012.

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

  Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

  Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life.

  Level 3—Inputs lack observable market data to corroborate management's estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

        When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available.

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value (Continued)

        The fair value of these financial assets and liabilities was determined using the following inputs at January 31, 2012 and 2013:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(in thousands)
Fair values as of January 31, 2012
Assets:
Money market funds	$31,614	$—	$31,614
Commercial paper	—	30,480	30,480
Corporate debt securities	—	20,983	20,983
U.S. agency notes	—	900	900

Total assets measured at fair value	$31,614	$52,363	$83,977

Fair values as of January 31, 2013
Assets:
Money market funds	$32,522	$—	$32,522
Commercial paper	—	24,092	24,092
Corporate debt securities	—	9,655	9,655
U.S. agency notes	—	—	—

Total assets measured at fair value	$32,522	$33,747	$66,269

        The Company's money market funds are classified as Level 1 within the fair value hierarchy because they are valued primarily using quoted market prices. The Company's other cash equivalents and short-term investments are classified as Level 2 within the fair value hierarchy because they are valued using professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. Until their exercise or conversion on June 20, 2011, the Company's preferred stock warrants were classified as Level 3 within the fair value hierarchy because they were valued using unobservable inputs and management's judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such financial instruments.

        The following table provides a roll-forward of the fair value of the preferred stock warrants categorized as Level 3 for the year ended January 31, 2012. During the year ended January 31, 2013 the Company held no level three assets. (in thousands):

Balance at January 31, 2011	1,027
Remeasurement of preferred stock warrants	4,499
Exercise of preferred stock warrants	(3,374)
Conversion of preferred stock warrants to common stock warrants	(2,152)

Balance at January 31, 2012	$—

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Commitments and Contingencies

  Leases

        The Company conducts its operations using leased office facilities in various locations.

        The following is a schedule of future minimum lease payments under operating leases as of January 31, 2013 (in thousands):

Fiscal Year Ending January 31,
2014	$4,160
2015	4,498
2016	4,378
2017	4,215
2018	3,264
Thereafter	318

Total minimum lease payments	$20,833

        The Company leases office space under arrangements expiring through 2018. Rent expenses for the years ended January 31, 2011, 2012 and 2013 were $1.3 million, $2.5 million and $3.2 million respectively.

        For operating leases that include escalation clauses over the term of the lease, tenant improvement reimbursements and rent abatement periods, the Company recognizes rent expense on a straight-line basis over the lease term including expected renewal periods. The difference between rent expense and rent payments is recorded as deferred rent in current and long-term liabilities. Deferred rent totaled $1.3 million, and $3.6 million as of January 31, 2012 and 2013, respectively.

  Purchase Obligation

        As of January 31, 2013, the Company had a $0.8 million non-cancelable purchase obligation related to a branding agreement.

  Letters of Credit and Restricted Cash

        As of January 31, 2012 and 2013, the Company had $520,000 and $828,000, respectively in letters of credit outstanding that were used to satisfy deposit requirements under facility leases. On December 30, 2011, the Company entered into a cash collateral agreement in connection with the issuance of letters of credit. As of January 31, 2012 and 2013, the $520,000 and $828,000 cash collateral amounts were considered to be restricted cash. The amounts are included in other assets on the Company's balance sheet.

  Indemnification Agreements, Guarantees and Contingencies

        In the ordinary course of business, the Company is party to certain contractual agreements under which it may provide indemnifications of varying scope, terms and duration to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Commitments and Contingencies (Continued)

Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. Such indemnification provisions are accounted for in accordance with guarantor's accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. To date, the Company has not incurred, does not anticipate incurring and therefore has not accrued for, any costs related to such indemnification provisions.

        While the outcome of these matters cannot be predicted with certainty, the Company does not believe that the outcome of any claims under indemnification arrangements will have a material adverse effect on the Company's financial position, results of operations, or cash flows.

  Legal Proceedings

        Pandora has been in the past, and continues to be, a party to privacy and patent infringement litigation which has consumed, and may continue to consume, financial and managerial resources. The Company is also from time to time subject to various other legal proceedings and claims arising in the ordinary course of its business. The Company records a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Company management periodically evaluates developments that could affect the amount, if any, of liability that it has previously accrued and makes adjustments as appropriate. Determining both the likelihood and the estimated amount of a loss requires significant judgment, and management's judgment may be incorrect. The Company does not believe the ultimate resolution of any pending legal matters is likely to have a material adverse effect on its business, financial position, results of operations or cash flows.

        In June 2011, a putative class action lawsuit was filed against Pandora in the United States District Court for the Northern District of California alleging that it unlawfully accessed and transmitted personally identifiable information of the plaintiffs in connection with their use of the Company's Android mobile application. In addition to civil liability, the amended complaint includes allegations of violations of statutes under which criminal penalties could be imposed if the Company were found liable. Pandora's motion to dismiss the first amended complaint was filed on March 23, 2012. No hearing date is currently set.

        In September 2011, a putative class action lawsuit was filed against Pandora in the United States District Court for the Northern District of California alleging that it violated Michigan's video rental privacy law and consumer protection statute by allowing Pandora listeners' listening history to be visible to the public. Pandora's motion to dismiss the complaint was granted with leave to amend on September 28, 2013. Plaintiff consented to entry of judgment. Judgment was entered on November 14, 2012 and the plaintiff filed a notice of appeal on December 14, 2012.

        In April 2011, Augme Technologies, Inc. filed a complaint in the United States District Court for the District of Delaware against Pandora alleging patent infringement. The complaint sought injunctive relief and monetary damages. The parties negotiated a full and final settlement of the dispute effective March 11, 2013.

        On September 10, 2012, B.E. Technology, LLC filed suit against Pandora in the United States District Court for the Western District of Tennessee alleging that Pandora infringes a B.E. Technology patent and seeking injunctive relief and monetary damages. Pandora filed its answer on December 31,

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Commitments and Contingencies (Continued)

2012. The court has stayed the action pending its decision on the Company's pending motion to transfer the action to the United States District Court for the Northern District of California.

        On November 16, 2012, 1st Technology, LLC filed suit against Pandora in the United States District Court for the Northern District of Illinois alleging that Pandora infringes three 1st Technology patents and seeking injunctive relief and monetary damages. The complaint has not been served upon Pandora.

        On January 15, 2012, Unified Messaging Solutions, LLC filed suit against Pandora in the U.S. District Court for the District of Delaware alleging that Pandora infringes four UMS patents and seeking injunctive relief and monetary damages. Pandora's response is currently due March 29, 2013.

        On February 26, 2013, Macrosolve, Inc. filed suit against Pandora in the U.S. District Court for the Eastern District of Texas alleging that Pandora infringes a Macrosolve, Inc. patent and seeks injunctive relief and monetary damages. Pandora's response is currently due March 27, 2013.

        The Company currently believes that it has substantial and meritorious defenses to the claims in the lawsuits discussed above and intends to vigorously defend its position.

        The outcome of any litigation is inherently uncertain. Based on the Company's current knowledge it believes that the final outcome of the matters discussed above will not likely, individually or in the aggregate, have a material adverse effect on its business, financial position, results of operations or cash flows; however, in light of the uncertainties involved in such matters, there can be no assurance that the outcome of each case or the costs of litigation, regardless of outcome, will not have a material adverse effect on the Company's business.

6. Income Taxes

        The provision for income tax expense consists of the following:

	Fiscal Year Ended January 31,
	2011	2012	2013
	(in thousands)
Current
Federal	$—	$—	$—
State and local	134	75	(4)
International	—	—	9

Total current income tax expense	134	75	5
Deferred
Federal	$244	$(403)	$(10,098)
State and local	1,203	(1,457)	(1,573)
Valuation allowance	(1,447)	1,860	11,671

Total deferred income tax expense	—	—	—

Total income tax expense	$134	$75	$5

        The income tax provision decreased by $70,000 from $75,000 to $5,000 as a result of changes in state tax statutes which resulted in lower tax obligations in some states.

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Income Taxes (Continued)

        The following table presents a reconciliation of the statutory federal rate and the Company's effective tax rate for the periods presented.

	Fiscal Year Ended January 31,
	2011	2012	2013
	(in thousands)
U.S. federal taxes at statutory rate	34%	34%	34%
State taxes, net of federal benefit	15	—	—
Permanent differences	(55)	(24)	(2)
Foreign rate differential	—	—	(2)
Federal and state credits (net of reserve)	7	2	2
Change in valuation allowance	86	(16)	(30)
Change in rate	(93)	1	(2)
Other	(2)	3	—

Effective tax rate	(8)%	0%	0%

        The major components of deferred tax assets and liabilities were as follows:

	As of January 31,
	2012	2013
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$31,314	$36,056
Tax credit carryforwards	1,881	3,027
Allowances and other	1,960	3,371
Stock options	859	4,313
Depreciation and amortization	297	257

Total deferred tax assets	36,311	47,024
Deferred tax liabilities:
Depreciation and amortization	(2,427)	(1,469)

Total deferred tax liabilities	(2,427)	(1,469)
Valuation allowance	(33,884)	(45,555)

Net deferred tax assets	$—	$—

        At January 31, 2013, the Company had federal net operating loss carryforwards of approximately $180.8 million and tax credit carryforwards of approximately $2.5 million. If realized, $92.0 million of the net operating loss carryforwards will be recognized as a benefit through additional paid in capital. The federal net operating losses and tax credits expire in years beginning in 2021. At January 31, 2013, the Company had state net operating loss carryforwards of approximately $203.8 million which expire in years beginning in 2014. In addition, the Company had state tax credit carryforwards of approximately $4.3 million that do not expire.

        Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change net

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Income Taxes (Continued)

operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an "ownership change" will occur if there is a cumulative change in our ownership by "5-percent shareholders" that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Utilization of the Company's net operating loss and tax credit carryforwards may be subject to annual limitations due to ownership changes. Such annual limitations could result in the expiration of the Company's net operating loss and tax credit carryforwards before they are utilized.

        During the fiscal year ended January 31, 2013 the Company's valuation allowance increased by approximately $11.7 million. At January 31, 2012 and 2013, the Company maintained a full valuation allowance on its net deferred tax assets. The valuation allowance was determined in accordance with the provisions of ASC 740, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. The Company's history of cumulative losses, along with expected future U.S. losses required that a full valuation allowance be recorded against all net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

        At January 31, 2013, unrecognized tax benefits of approximately $2.6 million, if recognized, would not affect the Company's effective tax rate as the tax benefit would increase a deferred tax asset which is currently offset with a full valuation allowance. The Company does not anticipate that the amount of existing unrecognized tax benefit will significantly increase or decrease within the next 12 months. Accrued interest and penalties related to unrecognized tax benefits are recorded as income tax expenses. The Company did not recognize any interest, penalties or tax benefits during the fiscal year ended January 31, 2013.

        The Company files income tax returns in the United States, California, other states and international jurisdictions. Tax years 2000 to 2012 remain subject to examination for U.S. federal, state and international purposes. All net operating losses and tax credits generated to date are subject to adjustment for U.S. federal and state purposes. The Company is not currently under examination in any federal, state or international jurisdictions.

7. Debt Instruments

        On May 13, 2011, the Company entered into a $30 million credit facility with a syndicate of financial institutions. The amount of borrowings available under the credit facility at any time is based on the Company's monthly accounts receivable balance at such time, and the amounts borrowed are collateralized by the Company's personal property (including such accounts receivable but excluding intellectual property). At the option of the Company, drawn amounts under the credit facility will bear an interest rate of either (i) an adjusted London Interbank offered, or LIBO, rate plus (A) 3.00% (if the debt outstanding is greater than or equal to $15 million) or (B) 2.75% (if the debt outstanding is less than $15 million) or (ii) an alternate base rate plus (x) 2.00% (if the debt outstanding is greater than or equal to $15 million) or (y) 1.75% (if the debt outstanding is less than $15 million). The adjusted LIBO rate is the LIBO rate for a particular interest period multiplied by the statutory reserve rate. The alternate base rate is the greatest of the prime rate, the federal funds effective rate plus 0.5% and the adjusted LIBO rate plus 1%. In addition, the Company pays a non-usage charge on the

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Debt Instruments (Continued)

available balance. The non-usage charge is 0.5% if the debt outstanding is greater than or equal to $15 million and 0.625% if the debt outstanding is less than $15 million. Under the credit facility, the Company can request up to $5 million in letters of credit be issued by the financial institutions. The annual charge for any outstanding letters of credit is 2.75% (if the debt/letters of credit outstanding is less than $15 million) or 3.00% (if the debt/letters of credit outstanding is greater than or equal to $15 million).

        The credit facility contains customary events of default, conditions to borrowing and covenants, including restrictions on the Company's ability to dispose of assets, make acquisitions, incur debt, incur liens and make distributions to stockholders. The credit facility also includes a financial covenant requiring the maintenance of minimum liquidity of at least $5 million. During the continuance of an event of a default, the lenders may accelerate amounts outstanding, terminate the credit facility and foreclose on all collateral.

        On December 30, 2011, the Company entered into a cash collateral agreement in connection with the issuance of letters of credit which were used to satisfy deposit requirements under facility leases. As of January 31, 2012, the Company had $520,000 in letters of credit outstanding and had $29.48 million of available borrowing capacity under the credit facility. As of January 31, 2013, the Company had $828,000 in letters of credit outstanding and had $29.17 million of available borrowing capacity under the credit facility.

        As of January 31, 2012 and 2013, respectively, the $520,000 and $828,000 cash collateral were considered to be restricted cash. The amounts are included in other assets on the Company's balance sheets.

        Total debt issuance costs associated with the credit facility were $1.0 million, which are being amortized as interest expense over the four-year term of the credit facility agreement. For the fiscal years ended January 31, 2011, 2012 and 2013, $0 million, $0.2 million and $0.3 million, respectively of debt issuance costs were amortized and included in interest expense.

8. Stock-based Compensation Plans and Awards

  Stock Compensation Plans

        In February 2000, the board of directors of the Company adopted the 2000 Stock Incentive Plan, as amended (the "2000 Plan"). In March 2004, the board of directors of the Company adopted the 2004 Stock Option Plan (the "2004 Plan"), which replaced the 2000 Plan and provided for the issuance of incentive and non-statutory stock options to employees and other service providers of the Company.

        In May 2011, the board of directors of the Company adopted the Pandora Media, Inc. 2011 Equity Incentive Plan (the "2011 Plan" and, together with the 2000 Plan and the 2004 Plan, the "Plans"). The 2011 Plan was the successor to the 2004 Plan and was available for grants starting on June 14, 2011. The 2011 Plan provides for the issuance of stock options, restricted stock units and other stock-based awards. Shares of common stock reserved for issuance under the 2011 Plan include (a) 12,000,000 shares of common stock reserved for issuance under the 2011 Plan as of June 14, 2011 plus (b) 1,506,424 shares of common stock previously reserved but unissued under the 2004 Plan as of June 14, 2011 that are now available for issuance under the 2011 Plan. To the extent awards outstanding as of June 14, 2011 under the 2004 Plan expire or terminate for any reason prior to exercise or would otherwise return to the share reserve under the 2004 Plan, the shares of common

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Stock-based Compensation Plans and Awards (Continued)

stock subject to such awards will instead be available for future issuance under the 2011 Plan. Each fiscal year, (beginning with the fiscal year that commenced February 1, 2012 and ending with the fiscal year commencing February 1, 2021), the number of shares in the reserve under the Plan may be increased by the lesser of (x) 10,000,000 shares, (y) 4.0% of the outstanding shares of common stock on the last day of the prior fiscal year or (z) another amount determined by the Company's board of directors. For the fiscal year beginning February 1, 2012, 4.0% of the outstanding shares of common stock as of January 31, 2012 were added to the number of shares in the reserve. The 2011 Plan is scheduled to terminate in 2021, unless the board of directors determines otherwise.

        Plans are administered by the compensation committee of the board of directors (the "Plan Administrator") of the Company.

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

        Certain of the Company's options granted prior to the IPO provided the right to exercise those options before they are vested. The Company has a right to repurchase any unvested shares at a repurchase price equal to the exercise price during the 90-day period following the termination of an individual's service with the Company for any reason.

  Valuation of Awards

        The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Fiscal Year Ended January 31,
	2011	2012	2013
Expected life (in years)	5.91 - 6.09	5.72 - 7.02	6.02 - 6.67
Risk-free interest rate	1.41% - 2.92%	1.10% - 2.77%	0.99% - 1.52%
Expected volatility	57% - 58%	54% - 57%	56% - 57%
Expected dividend yield	0%	0%	0%

        The expected term of stock options granted represents the weighted average period that the stock options are expected to remain outstanding. The Company determined the expected term assumption based on the Company's historical exercise behavior combined with estimates of the post-vesting holding period. Expected volatility is based on historical volatility of peer companies in the Company's industry that have similar vesting and contractual terms. The risk free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company currently has no history or expectation of paying cash dividends on its common stock.

  Common Stock

        Each share of common stock has the right to one vote per share. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company, whenever funds are legally available. These rights are subordinate to the dividend rights of holders of all classes of stock outstanding at the time.

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Stock-based Compensation Plans and Awards (Continued)

        Early Exercise Liability.    In connection with the early exercise of stock options, the Company has the right, but not the obligation, to repurchase unvested shares of common stock upon termination of the individual's service to the Company at the original purchase price per share. During the fiscal years ended January 31, 2012 and 2013 there were no early exercises. During the fiscal year ended January 31, 2011, employees early exercised a total of 691,667 shares of common stock subject to these terms.

        As of January 31, 2012 and 2013, 483,334, and 308,334 unvested restricted shares, respectively, of common stock were subject to repurchase. Repurchase rights with respect to the restricted shares outstanding as of January 31, 2013 will expire ratably between February 1, 2011 and January 31, 2015.

        Stock Options.    Stock option activity during the year ended January 31, 2013 was as follows:

	Options Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate(1) Intrinsic Value
	(in thousands, except share and per share data)
Balance as of January 31, 2012	10,259,069	34,810,926	$2.43	7.04	$379,355

Additional shares authorized	11,717,956

Granted	(1,450,000)	1,450,000	10.65
Restricted stock	(4,484,846)
Exercised	—	(8,408,842)	0.82
Cancelled/Forfeited	1,749,135	(1,749,135)	5.25

Balance as of January 31, 2013	17,791,314	26,102,949	$3.22	6.40	$224,736

Exercisable as of January 31, 2013		17,434,514	$1.48	5.58	$178,135

Vested as of January 31, 2013 and expected to vest thereafter(2)		25,432,481	$3.07	6.34	$222,779

(1)
Amounts represent the difference between the exercise price and the fair value of common stock at each period end for all in the money options outstanding based on the fair value per share of common stock of $3.14, $13.19 and $11.52 as of January 31, 2011, 2012 and 2013, respectively.

(2)
Options expected to vest reflect an estimated forfeiture rate.

        As of January 31, 2013, there was $31.0 million of unrecognized compensation cost related to outstanding employee stock options. This amount is expected to be recognized over a weighted-average period of 2.4 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

        Options to Non-Employees.    The per-share fair value of stock options granted to non-employees is determined on the date of grant using the Black-Scholes option pricing model with the same assumptions as those used for employee awards with the exception of expected term. The expected term for non-employee awards is the contractual term of 10 years.

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Stock-based Compensation Plans and Awards (Continued)

        As of January 31, 2011, 2012 and 2013, respectively, a total of 431,359, 59,375 and 52,000 common stock options, issued to non-employees were vested and outstanding.

        During the years ended January 31, 2011, 2012 and 2013, the Company recorded $15,500, $0.3 million and $0.2 million, respectively, in stock-based compensation expenses related to stock option grants made to non-employees. As of January 31, 2013, total compensation cost related to stock options granted to non-employees but not yet recognized, was $0.4 million which the Company expects to recognize over a weighted-average period of 1.8 years. The fair value of these options will be remeasured on each vesting date and as of each reporting date until the options vest. The remeasured fair value will be recognized as compensation expense over the remaining vesting term of the options.

  Option Granted to Related Party

        During January of 2011, the Company entered into a consulting arrangement with a spouse of one of the Company's executive officers, pursuant to which the consultant will provide consulting services to the Company for a period of four years. Pursuant to this arrangement, the Company granted the consultant options to purchase 40,000 shares of its common stock at $3.14 per share, to vest over four years at a rate of 1/48th per month. Using the Black-Scholes option pricing model, the initial grant date fair value of these options was determined to be $60,000. During the fiscal year ended January 31, 2013 the executive officer terminated her employment with the Company; her spouse continues to provide consulting services. For the fiscal year ended January 31, 2013, $0.1 million compensation cost has been recognized related to these options due to the remeasured fair value at the reporting date.

  Stock Option Awards with Both a Service Period and a Market Condition

        On March 22, 2012, Mr. Joseph Kennedy, the Company's Chief Executive Officer, was granted a non-statutory stock option to purchase 800,000 shares of common stock. This option grant to Mr. Kennedy was intended to be in lieu of an annual equity grant for fiscal 2014. This option includes both a service period and a market vesting condition. The stock option will vest if the 60-day trailing volume weighted average price of the Company's common stock exceeds $21.00 per share, or if there is a sale of the Company for at least $21.00 per share, in each case prior to July 6, 2017. If the market condition is met, the performance option will vest ratably over four years, beginning on July 6, 2013, subject to severance and change of control acceleration. To the extent that the market condition is not met, the option will not vest and will be cancelled. The Company used a binomial model to value the option with a market condition. The Company used Monte Carlo simulation techniques that incorporate assumptions as provided by management for the term of option from grant date (in years), risk-free interest rate, stock price volatility and beginning stock price. The Company does not adjust compensation cost recognition for subsequent changes in the expected outcome of the market-vesting conditions.

        The following assumptions were used to value the grant using the Monte-Carlo simulation option pricing model: 10-year term, risk-free interest rate of 2.33%, expected volatility of 70% and a beginning stock price of $10.63. The grant-date fair value for the option was $6.08 per share. As of January 31, 2013, the remaining unrecognized compensation expense of approximately $3.6 million related to this grant is expected to be recognized over a period of 4.43 years.

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Stock-based Compensation Plans and Awards (Continued)

Modification of Award

        During the year ended January 31 2012, the Company revised its employment policies for certain eligible officers, resulting in a modification of approximately 3.6 million stock options held by these employees. As a result, upon an involuntary termination, any unvested options or other stock awards scheduled to vest within a defined time frame would be accelerated. The modification of these stock options resulted in approximately $0 and $2.3 million incremental stock-based compensation expense for the years ended January 31, 2012 and January 31, 2013 respectively.

Restricted Stock Units

        During the fiscal year ended January 31, 2013, Pandora granted 4,864,000 restricted stock units ("RSUs"), respectively, under the 2011 Plan at a weighted average fair value of $10.37 per share. The fair value of the restricted stock units is expensed ratably over the vesting period. RSUs vest annually on a cliff basis over the service period, generally four years. The Company recorded stock-based compensation expense related to restricted stock units of approximately $10.4 million during the fiscal year ended January 31, 2013. As of January 31, 2013, total compensation cost not yet recognized of approximately $51.7 million related to non-vested restricted stock units, is expected to be recognized over a weighted average period of 3.30 years.

        The following table summarizes the activities for our RSUs for the year ended January 31, 2013:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at January 31, 2012	1,426,975	$12.03
Granted	4,864,000	10.37
Vested	(400,112)	12.20
Canceled	(379,154)	11.77

Unvested at January 31, 2013	5,511,709	$10.57

Expected to vest after January 31, 2013(1)	5,002,948	$10.59

(1)
Options expected to vest reflect an estimated forfeiture rate.

  Stock-based Compensation Expenses

        The weighted-average fair value of stock option grants made during the fiscal years ended January 31, 2011, 2012 and 2013 was $1.17, $4.83 and $5.91 per share, respectively. As of January 31, 2013, total compensation cost related to stock options granted, but not yet recognized, was $31.35 million which the Company expects to recognize over a weighted-average period of approximately 2.4 years.

        The total grant date fair value of stock options vested during fiscal years ended January 31, 2011, 2012 and 2013 was not material, $5.0 million and $13.0 million, respectively.

        The aggregate intrinsic value of options and warrants exercised during the years ended January 31, 2011, 2012 and 2013 was $5.8 million, $51.9 million, $84.9 million, respectively. The total fair value of

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Stock-based Compensation Plans and Awards (Continued)

options vested during the years ended January 31, 2011, 2012 and 2013 was $909,000, $5.2 million and $13.1 million, respectively.

        Stock-based compensation expenses related to all employee and non-employee stock-based awards for fiscal 2011, 2012 and 2013 was as follows:

	Fiscal Year Ended January 31,
	2011	2012	2013
	(in thousands)
Stock-based compensation expenses:
Cost of revenue—other	$85	$582	$1,214
Product development	329	1,638	4,530
Marketing and sales	549	4,866	12,294
General and administrative	492	2,101	7,462

Total stock-based compensation, recorded in costs and expenses	$1,455	$9,187	$25,500

9. Redeemable Convertible Preferred Stock

  Redeemable Convertible Series G Preferred Stock

        During the fiscal year ended January 31, 2011, the Company issued 8,129,338 shares of redeemable convertible Series G preferred stock ("Series G") for approximately $22.2 million in cash, net of issuance costs of approximately $44,000.

        Redeemable convertible preferred stock was as follows as of the closing date of the Company's IPO:

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

        During the period from February 1, 2011 through the closing date of the Company's IPO, the Company accrued dividends of $3.6 million on its redeemable convertible preferred stock. Upon the closing of the IPO on June 20, 2011, all outstanding redeemable convertible preferred stock was converted into shares of common stock at the contractual conversion ratios per the relevant redeemable preferred stock purchase agreements. Subsequent to the Company's IPO, there are no further convertible preferred share dividends as all outstanding convertible preferred stock has been converted. On the closing date of the IPO the Company paid $30.6 million in dividends to the holders of redeemable convertible preferred stock.

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Redeemable Convertible Preferred Stock (Continued)

  Accretion of Redeemable Convertible Preferred Stock

        Stock issuance costs were being accreted via a charge to accumulated deficit over the period from the date of issuance of the redeemable convertible preferred stock to the date at which the redeemable convertible preferred stock became redeemable at the option of the holders of the redeemable convertible preferred stock, the date of the Company's IPO.

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

        The following table sets forth the computation of historical basic and diluted net loss per share.

	Fiscal Year Ended January 31,
	2011	2012	2013
	(in thousands)
Numerator
Net loss	$(1,764)	$(16,107)	$(38,148)
Accretion of redeemable convertible preferred stock	(300)	(110)	—
Increase in cumulative dividends payable upon conversion or liquidation of redeemable convertible preferred stock	(8,978)	(3,648)	—

Net loss attributable to common stockholders	$(11,042)	$(19,865)	$(38,148)

	Fiscal Year Ended January 31,
	2011	2012	2013
	(in thousands)
Denominator
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	10,761	105,955	168,294

Net loss per share, basic and diluted	$(1.03)	$(0.19)	$(0.23)

        Net loss is increased by the cumulative dividends payable upon conversion or liquidation of redeemable convertible preferred shares earned each year to arrive at net loss attributable to common stockholders.

        The reversal of dividends on redeemable convertible preferred stock recorded on the statement of redeemable convertible preferred stock and shareholders' deficit for the fiscal year ended January 31, 2011 reflects the reversal of previously recorded accretion of the redemption value of the redeemable convertible preferred stock in connection with the issuance of Series G and the reversal of previously recorded incremental dividends recorded for the portion of the cumulative dividends for which the Company did not have sufficient authorized shares of common stock as of January 31, 2010 while the

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Net Loss Per Share (Continued)

amount of dividends reflected in the net loss per share calculation above represents the total increase in cumulative dividends during the fiscal year ended January 31, 2011.

        Net loss was increased by the cumulative dividends payable upon conversion or liquidation of redeemable convertible preferred shares earned during the period to arrive at net loss attributable to common stockholders for the fiscal year ended January 31, 2011. For the fiscal year ended January 31, 2012 dividends were accrued up through the conversion at the close of the IPO.

        The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	As of January 31,
	2011	2012	2013
	(in thousands)
Options to purchase common stock	33,408	34,811	26,103
Warrants to purchase convertible preferred stock	403	—	—
Warrants to purchase common stock	—	155	—
Restricted stock units	—	1,427	5,512
Convertible preferred stock	137,295	—	—

Total common stock equivalents	171,106	36,393	31,615

11. Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	April 30, 2011	July 31, 2011	Oct 31, 2011	Jan 31, 2012	April 30, 2012	July 31, 2012	Oct 31, 2012	Jan 31, 2013
	(in thousands, except per share data)
Total revenue	$51,040	$66,966	$75,008	$81,326	$80,784	$101,267	$120,005	$125,089
Costs and expenses:
Cost of Revenue—Content acquisition costs	29,158	33,723	37,658	48,169	55,818	60,522	65,713	76,695
Cost of revenue—Other	4,360	5,460	6,260	6,679	6,917	7,514	8,338	9,250
Product development	2,731	3,426	3,685	3,583	4,119	4,475	4,371	5,153
Marketing and sales	12,964	14,502	16,628	20,916	23,460	23,457	26,714	34,084
General and administrative	6,943	8,410	10,021	10,054	10,612	10,602	12,700	14,333

Total costs and expenses	56,156	65,521	74,252	89,401	100,926	106,570	117,836	139,515

Income (loss) from operations	(5,116)	1,455	756	(8,075)	(20,142)	(5,303)	2,169	(14,426)
Net income (loss) attributable to common stockholders	$(9,144)	$(3,180)	$638	$(8,179)	$(20,228)	$(5,415)	$2,052	$(14,557)

Basic and diluted net income (loss) per share	$(0.61)	$(0.04)	$0.00	$(0.05)	$(0.12)	$(0.03)	$0.01	$(0.09)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this Annual Report on Form 10-K, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 31, 2013.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management has assessed the effectiveness of the internal control over financial reporting as of January 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of January 31, 2013.

        The effectiveness of our internal control over financial reporting as of January 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information required by this Item regarding our directors and executive officers is incorporated by reference to the sections of our proxy statement to be filed with the SEC in connection with our 2013 annual meeting of stockholders (the "Proxy Statement") entitled "Election of Class II Directors" and "Management."

        Information required by this Item regarding our corporate governance, including our audit committee and code of business conduct and ethics, is incorporated by reference to the sections of the Proxy Statement entitled "Corporate Governance" and "Board of Directors."

        Information required by this Item regarding compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the section of the Proxy Statement entitled "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.    EXECUTIVE COMPENSATION

        Information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled "Executive Compensation," "Board of Directors—Compensation of Directors," "Corporate Governance—Compensation Committee Interlocks and Insider Participation."

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the section of the Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management."

        Information regarding our stockholder approved and non-approved equity compensation plans is incorporated by reference to the section of the Proxy Statement entitled "Equity Compensation Plan Information."

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled "Certain Relationships and Related Party Transactions" and "Corporate Governance—Director Independence."

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information required by this Item is incorporated by reference to the section of the Proxy Statement entitled "Ratification of Appointment of Independent Registered Public Accounting Firm."

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are included as part of this Annual Report on Form 10-K.

1.
Index to Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of January 31, 2012 and 2013
Consolidated Statements of Operations for the fiscal years ended January 31, 2011, 2012, and 2013
Consolidated Statements of Comprehensive Loss for the fiscal years ended January 31, 2011, 2012, and 2013
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the fiscal years ended January 31, 2011, 2012, and 2013
Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2011, 2012, and 2013
Notes to Consolidated Financial Statements
2.
Financial Statement Schedule

        All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

3.
Exhibits

        The documents set forth below are filed herewith or incorporated by reference to the location indicated.

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.01		Amended and Restated Certificate of Incorporation	S-1/A	333-172215	3.1	05/04/11

3.02		Amended and Restated Bylaws	S-1/A	333-172215	3.2	05/04/11

4.01		Fifth Amended and Restated Investor Rights Agreement, by and among Pandora Media, Inc. and the investors listed on Exhibit A thereto, dated May 20, 2010, as amended	S-1/A	333-172215	4.2	02/22/11

10.01	†	2011 Long Term Incentive Plan and Form of Stock Option Agreement under 2011 Long Term Incentive Plan	S-1/A	333-172215	10.1	05/26/11

10.02	†	2011 Corporate Incentive Plan	S-1/A	333-172215	10.2	05/04/11

10.03	†	2004 Stock Plan, as amended, and Forms of Stock Option Agreement and Restricted Stock Purchase Agreement under 2004 Stock Plan	S-1/A	333-172215	10.3	02/22/11

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.04	†	2000 Stock Incentive Plan, as amended, and Forms of NSO Stock Option Agreement and ISO Stock Option Agreement under 2000 Stock Plan	S-1/A	333-172215	10.4	02/22/11

10.05	†	Form of Indemnification Agreement by and between Pandora Media, Inc. and each of its executive officers and its directors not affiliated with an investment fund	S-1/A	333-172215	10.5	02/22/11

10.06	†	Form of Indemnification Agreement by and between Pandora Media, Inc. and each of its directors affiliated with an investment fund	S-1/A	333-172215	10.5A	02/22/11

10.7	†	Offer Letter with Joseph Kennedy, dated July 7, 2004.	S-1/A	333-172215	10.6	02/22/11

10.8	†	Employment Agreement with Tim Westergren, dated April 28, 2004	S-1/A	333-172215	10.7	02/22/11

10.9	†	Offer Letter with Steven Cakebread, dated February 23, 2010	S-1/A	333-172215	10.8	02/22/11

10.10	†	Offer Letter with Thomas Conrad, dated November 12, 2004	S-1/A	333-172215	10.9	02/22/11

10.11	†	Offer Letter with John Trimble, dated February 18, 2009	S-1/A	333-172215	10.10	02/22/11

10.12		Office Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated July 23, 2009	S-1/A	333-172215	10.12	02/22/11

10.12A		First Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated April 13, 2010	S-1/A	333-172215	10.12A	02/22/11

10.12B		Second Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated June 16, 2010	S-1/A	333-172215	10.12B	02/22/11

10.12C		Third Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated December 15, 2010	10-Q	001-35198	10.12C	09/04/12

10.12D		Fourth Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated March 10, 2011	10-Q	001-35198	10.12D	09/04/12

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.12E		Fifth Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated July 1, 2011	10-Q	001-35198	10.12E	09/04/12

10.12F		Sixth Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated September 27, 2011	10-Q	001-35198	10.12F	09/04/12

10.12G		Seventh Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated July 12, 2012	10-Q	001-35198	10.12G	09/04/12

10.13		Web Site Performance Agreement by and between Broadcast Music, Inc. and Savage Beast Technologies, Inc., dated June 30, 2005	S-1/A	333-172215	10.13	02/22/11

10.14		License Agreement by and between SESAC and Pandora Media, Inc., dated July 1, 2007	S-1/A	333-172215	10.14	02/22/11

10.15		Credit Agreement among Pandora Media, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, dated as of May 13, 2011	S-1/A	333-172215	10.17	06/10/11

10.16	†	Form of Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan	10-Q	001-35198	10.01	09/02/11

10.17	†	Amended Executive Severance and Change in Control Policy	10-K	001-35198	10.18	03/19/12

10.18	†	Offer Letter with Simon Fleming-Wood, dated August 5, 2012	10-Q	001-35198	10.19	06/4/12

10.19	†	2013 Corporate Incentive Plan	10-Q	001-35198	10.20	06/4/12

10.20	†	Stock Option Agreement with Joseph Kennedy, dated March 22, 2012	10-Q	001-35198	10.21	06/4/12

10.21	†	Transition Agreement with Steven Cakebread, dated August 29, 2012	10-Q	001-35198	10.22	12/7/12

10.22	†	Australian Form of Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan					X

10.23	†	Offer Letter with Michael Herring, dated December 21, 2012					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
23.01	Consent of Independent Registered Public Accounting Firm					X

24.01	Power of Attorney (included on signature page of this Annual Report on Form 10-K)					X

31.01	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X

31.02	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X

32.01	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of January 31, 2013 and 2012, (ii) Consolidated Statements of Operations for the fiscal years ended January 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Deficit for the fiscal years ended January 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2013, 2012 and 2011 and (v) Notes to Consolidated Financial Statements.					X

†
Indicates management contract or compensatory plan.

SIGNATURES

        Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2013.

PANDORA MEDIA, INC.
By:	/s/ JOSEPH KENNEDY
	Name:	Joseph Kennedy
	Title:	Chief Executive Officer, President and Chairman of the Board

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Joseph Kennedy, Mike Herring and Delida Costin and each of them, his or her true and lawful attorneys-in-fact and agents, with full power to act separately and full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or his or her or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH KENNEDY Joseph Kennedy	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	March 18, 2013
/s/ MICHAEL S. HERRING Michael S. Herring	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2013
/s/ PETER CHERNIN Peter Chernin	Director	March 18, 2013
/s/ JAMES M. P. FEUILLE James M. P. Feuille	Director	March 18, 2013

Signature	Title	Date

/s/ PETER GOTCHER Peter Gotcher	Director	March 18, 2013
/s/ ROBERT KAVNER Robert Kavner	Director	March 18, 2013
/s/ BARRY MCCARTHY Barry McCarthy	Director	March 18, 2013
/s/ DAVID SZE David Sze	Director	March 18, 2013
/s/ TIM WESTERGREN Tim Westergren	Director	March 18, 2013

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.01		Amended and Restated Certificate of Incorporation	S-1/A	333-172215	3.1	05/04/11

3.02		Amended and Restated Bylaws	S-1/A	333-172215	3.2	05/04/11

4.01		Fifth Amended and Restated Investor Rights Agreement, by and among Pandora Media, Inc. and the investors listed on Exhibit A thereto, dated May 20, 2010, as amended	S-1/A	333-172215	4.2	02/22/11

10.01	†	2011 Long Term Incentive Plan and Form of Stock Option Agreement under 2011 Long Term Incentive Plan	S-1/A	333-172215	10.1	05/26/11

10.02	†	2011 Corporate Incentive Plan	S-1/A	333-172215	10.2	05/04/11

10.03	†	2004 Stock Plan, as amended, and Forms of Stock Option Agreement and Restricted Stock Purchase Agreement under 2004 Stock Plan	S-1/A	333-172215	10.3	02/22/11

10.04	†	2000 Stock Incentive Plan, as amended, and Forms of NSO Stock Option Agreement and ISO Stock Option Agreement under 2000 Stock Plan	S-1/A	333-172215	10.4	02/22/11

10.05	†	Form of Indemnification Agreement by and between Pandora Media, Inc. and each of its executive officers and its directors not affiliated with an investment fund	S-1/A	333-172215	10.5	02/22/11

10.06	†	Form of Indemnification Agreement by and between Pandora Media, Inc. and each of its directors affiliated with an investment fund	S-1/A	333-172215	10.5A	02/22/11

10.7	†	Offer Letter with Joseph Kennedy, dated July 7, 2004.	S-1/A	333-172215	10.6	02/22/11

10.8	†	Employment Agreement with Tim Westergren, dated April 28, 2004	S-1/A	333-172215	10.7	02/22/11

10.9	†	Offer Letter with Steven Cakebread, dated February 23, 2010	S-1/A	333-172215	10.8	02/22/11

10.10	†	Offer Letter with Thomas Conrad, dated November 12, 2004	S-1/A	333-172215	10.9	02/22/11

10.11	†	Offer Letter with John Trimble, dated February 18, 2009	S-1/A	333-172215	10.10	02/22/11

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.12	Office Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated July 23, 2009	S-1/A	333-172215	10.12	02/22/11

10.12A	First Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated April 13, 2010	S-1/A	333-172215	10.12A	02/22/11

10.12B	Second Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated June 16, 2010	S-1/A	333-172215	10.12B	02/22/11

10.12C	Third Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated December 15, 2010	10-Q	001-35198	10.12C	09/04/12

10.12D	Fourth Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated March 10, 2011	10-Q	001-35198	10.12D	09/04/12

10.12E	Fifth Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated July 1, 2011	10-Q	001-35198	10.12E	09/04/12

10.12F	Sixth Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated September 27, 2011	10-Q	001-35198	10.12F	09/04/12

10.12G	Seventh Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated July 12, 2012	10-Q	001-35198	10.12G	09/04/12

10.13	Web Site Performance Agreement by and between Broadcast Music, Inc. and Savage Beast Technologies, Inc., dated June 30, 2005	S-1/A	333-172215	10.13	02/22/11

10.14	License Agreement by and between SESAC and Pandora Media, Inc., dated July 1, 2007	S-1/A	333-172215	10.14	02/22/11

10.15	Credit Agreement among Pandora Media, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, dated as of May 13, 2011	S-1/A	333-172215	10.17	06/10/11

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.16	†	Form of Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan	10-Q	001-35198	10.01	09/02/11

10.17	†	Amended Executive Severance and Change in Control Policy	10-K	001-35198	10.18	03/19/12

10.18	†	Offer Letter with Simon Fleming-Wood, dated August 5, 2012	10-Q	001-35198	10.19	06/4/12

10.19	†	2013 Corporate Incentive Plan	10-Q	001-35198	10.20	06/4/12

10.20	†	Stock Option Agreement with Joseph Kennedy, dated March 22, 2012	10-Q	001-35198	10.21	06/4/12

10.21	†	Transition Agreement with Steven Cakebread, dated August 29, 2012	10-Q	001-35198	10.22	12/7/12

10.22	†	Australian Form of Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan					X

10.23	†	Offer Letter with Michael Herring, dated December 21, 2012					X

23.01		Consent of Independent Registered Public Accounting Firm					X

24.01		Power of Attorney (included on signature page of this Annual Report on Form 10-K)					X

31.01		Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X

31.02		Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X

32.01		Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of January 31, 2013 and 2012, (ii) Consolidated Statements of Operations for the fiscal years ended January 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Deficit for the fiscal years ended January 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2013, 2012 and 2011 and (v) Notes to Consolidated Financial Statements.					X

†
Indicates management contract or compensatory plan.