Form 10-Q
period 2013-04-30
Pandora Media, Inc.
filed 2013-05-29
CIK 1230276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of May 24, 2013 was: 174,801,815.

Pandora Media, Inc.

FORM 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Pandora Media, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	As of January 31, 2013	As of April 30, 2013
Assets
Current assets:
Cash and cash equivalents	$65,725	$55,435
Short-term investments	23,247	19,983
Accounts receivable, net of allowances of $761 and $472 at January 31 and April 30, 2013, respectively	103,410	105,318
Prepaid expenses and other current assets	6,232	6,198
Total current assets	198,614	186,934
Property and equipment, net	17,758	20,866
Other assets	2,460	2,338
Total assets	$218,832	$210,138
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,471	$7,471
Accrued liabilities	7,590	8,371
Accrued royalties	53,083	55,712
Deferred revenue	29,266	37,299
Accrued compensation	21,560	16,284
Total current liabilities	115,970	125,137
Other long-term liabilities	3,873	3,571
Total liabilities	119,843	128,708
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of January 31 and April 30, 2013, respectively; no shares issued and outstanding as of January 31 and April 30, 2013	—	—
Common stock, $0.0001 par value: 1,000,000,000 shares authorized as of January 31 and April 30, 2013, respectively; 172,506,051 and 174,466,811 shares issued and outstanding as of January 31 and April 30, 2013, respectively	17	17
Additional paid-in capital	238,552	249,570
Accumulated deficit	(139,574)	(168,161)
Accumulated other comprehensive income (loss)	(6)	4
Total stockholders’ equity	98,989	81,430
Total liabilities and stockholders’ equity	$218,832	$210,138

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,
	2012	2013
Revenue:
Advertising	$70,597	$105,146
Subscription services and other	10,187	20,364
Total revenue	80,784	125,510
Costs and expenses:
Cost of revenue — Content acquisition costs	55,818	82,853
Cost of revenue — Other	6,917	9,779
Product development	4,119	7,033
Marketing and sales	23,460	40,083
General and administrative	10,612	14,209
Total costs and expenses	100,926	153,957
Loss from operations	(20,142)	(28,447)
Other income (expense):
Interest income	32	15
Interest expense	(124)	(143)
Other income (expense), net	—	1
Loss before provision for income taxes	(20,234)	(28,574)
Income tax benefit (expense)	6	(13)
Net loss	(20,228)	(28,587)
Basic and diluted net loss per share	$(0.12)	$(0.16)
Weighted-average number of shares used in computing basic per share amounts	165,404	173,579

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,
	2012	2013
Net loss	$(20,228)	$(28,587)
Other comprehensive income:
Change in foreign currency translation adjustment	—	8
Marketable securities:
Change in net unrealized losses	3	2
Less: reclassification adjustment for net gains included in net income	—	—
Other comprehensive income	3	10
Total comprehensive loss	$(20,225)	$(28,577)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2012	2013
Operating Activities
Net loss	$(20,228)	$(28,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,541	2,132
Loss on disposition of assets	32	—
Stock-based compensation	5,500	7,381
Amortization of premium on investments	92	42
Amortization of debt issuance cost and debt discount	66	66
Changes in assets and liabilities:
Accounts receivable	(3,793)	(1,908)
Prepaid expenses and other assets	(433)	97
Accounts payable and accrued liabilities	1,022	2,927
Accrued royalties	4,314	2,629
Accrued compensation	(2,445)	(5,420)
Deferred revenue	2,509	8,033
Reimbursement of cost of leasehold improvements	1,243	—
Net cash used in operating activities	(10,580)	(12,608)
Investing Activities
Purchases of property and equipment	(1,243)	(4,434)
Purchase of short-term investments	(17,641)	(10,761)
Maturities of short-term investments	28,100	13,980
Net cash provided by (used) in investing activities	9,216	(1,215)
Financing Activities
Proceeds from issuance of common stock	1,928	3,530
Net cash provided by financing activities	1,928	3,530
Effects of foreign currency translation on cash and cash equivalents	—	3
Net increase (decrease) in cash and cash equivalents	564	(10,290)
Cash and cash equivalents at beginning of period	44,126	65,725
Cash and cash equivalents at end of period	$44,690	$55,435

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. These interim unaudited condensed consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any subsequent period and should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

Certain changes in presentation have been made to conform prior period presentation to current period reporting of the Company’s content acquisition costs which are now included as a separate line item component of Cost of Revenue in the Company’s Statement of Operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates are used for determining selling prices for elements sold in multiple-element arrangements, the allowance for doubtful accounts, stock-based compensation, fair values of investments, income taxes, and accrued royalties. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, the Company’s financial statements could be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

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

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

2.                       Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as compared to those described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

Concentration of Credit Risk

For the three months ended April 30, 2012 and 2013, the Company had no customers that accounted for more than 10% of the Company’s total revenue.

As of January 31 and April 30, 2013, the Company had no customers that accounted for more than 10% of the Company’s total accounts receivable.

Recently Issued Accounting Standards

In February 2013, the FASB issued an update to the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. In the three months ending April 30, 2013, the Company adopted this guidance, which is related to disclosure only. The Company had no  reclassifications out of accumulated other comprehensive income as of April 30, 2013.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

3.                       Composition of Certain Financial Statement Captions

Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consisted of the following:

	As of January 31, 2013	As of April 30, 2013
	(in thousands)
Cash and cash equivalents:
Cash	$22,703	$19,104
Money market funds	32,522	28,080
Commercial paper	10,500	7,500
Corporate debt securities	—	751
Total cash and cash equivalents	$65,725	$55,435
Short-term investments:
Commercial paper	$13,592	$14,345
Corporate debt securities	9,655	5,638
Total short-term investments	$23,247	$19,983
Cash, cash equivalents and short-term investments	$88,972	$75,418

The Company’s short-term investments have maturities of less than 12 months and are classified as available for sale. As of January 31 and April 30, 2013 the cost basis of the Company’s cash and cash equivalents approximated their fair values and as a result, no unrealized gains or losses were recorded as of January 31 and April 30, 2013.

The following tables summarize the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of January 31 and April 30, 2013 (in thousands).

	As of January 31, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$32,522	$—	$—	$32,522
Commercial paper	24,093	—	(1)	24,092
Corporate debt securities	9,657	—	(2)	9,655
Total cash equivalents and marketable securities	$66,272	$—	$(3)	$66,269

	As of April 30, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$28,080	$—	$—	$28,080
Commercial paper	21,845	—	—	21,845
Corporate debt securities	6,390	—	(1)	6,389
Total cash equivalents and marketable securities	$56,315	$—	$(1)	$56,314

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

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

The unrealized losses on the Company’s available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. As of April 30, 2013, the Company owned four securities that were in an unrealized loss position. The Company does not intend nor expect to need to sell these securities before recovering the associated unrealized losses. It expects to recover the full carrying value of these securities. As a result, no portion of the unrealized losses at April 30, 2013 is deemed to be other-than-temporary and the unrealized losses are not deemed to be credit losses. No available-for-sale securities have been in an unrealized loss position for 12 months or more. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three months ended April 30, 2013, the Company did not recognize any impairment charges.

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

Level 3 — Inputs lack observable market data to corroborate management’s estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. As of January 31 and April 30, 2013 the Company did not hold any Level 3 assets.

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available.

The fair value of these financial assets and liabilities was determined using the following inputs at January 31 and April 30, 2013:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
		(in thousands)
Fair values as of January 31, 2013
Assets:
Money market funds	$32,522	$—	$32,522
Commercial paper	—	24,092	24,092
Corporate debt securities	—	9,655	9,655
Total assets measured at fair value	$32,522	$33,747	$66,269
Fair values as of April 30, 2013
Assets:
Money market funds	$28,080	$—	$28,080
Commercial paper	—	21,845	21,845
Corporate debt securities	—	6,389	6,389
Total assets measured at fair value	$28,080	$28,234	$56,314

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

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

5.                       Commitments and Contingencies

Legal Proceedings

Pandora has been in the past, and continues to be, a party to privacy and patent infringement litigation which has consumed, and may continue to consume, financial and managerial resources. The Company is also from time to time subject to various other legal proceedings and claims arising in the ordinary course of its business. The Company records a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Company management periodically evaluates developments that could affect the amount, if any, of liability that it has previously accrued and makes adjustments as appropriate. Determining both the likelihood and the estimated amount of a loss requires significant judgment, and management’s judgment may be incorrect. The Company does not believe the ultimate resolution of any pending legal matters is likely to have a material adverse effect on its business, financial position, results of operations or cash flows.

In June 2011, a putative class action lawsuit was filed against Pandora in the United States District Court for the Northern District of California alleging that it unlawfully accessed and transmitted personally identifiable information of the plaintiffs in connection with their use of the Company’s Android mobile application. In addition to civil liability, the amended complaint includes allegations of violations of statutes under which criminal penalties could be imposed if the Company were found liable. Pandora’s motion to dismiss the first amended complaint was granted on March 26, 2013. The court allowed the plaintiff to amend his complaint.  The amended complaint, filed May 9, 2013, contains allegations similar to those contained in the previous complaint.

In September 2011, a putative class action lawsuit was filed against Pandora in the United States District Court for the Northern District of California alleging that it violated Michigan’s video rental privacy law and consumer protection statute by allowing Pandora listeners’ listening history to be visible to the public. Pandora’s motion to dismiss the complaint was granted on September 28, 2012, judgment was entered on November 14, 2012 and the plaintiff filed a notice of appeal on December 14, 2012.

In April 2011, Augme Technologies, Inc. filed a complaint in the United States District Court for the District of Delaware against Pandora alleging patent infringement. The complaint sought injunctive relief and monetary damages. The parties negotiated a full and final settlement and the case was dismissed on March 15, 2013.

On September 10, 2012, B.E. Technology, LLC filed suit against Pandora in the United States District Court for the Western District of Tennessee alleging that Pandora infringes a B.E. Technology patent and seeking injunctive relief and monetary damages. Pandora filed its answer on December 31, 2012. The court has stayed the action pending its decision on the Company’s pending motion to transfer the action to the United States District Court for the Northern District of California.

On November 16, 2012, 1st Technology, LLC filed suit against Pandora in the United States District Court for the Northern District of Illinois alleging that Pandora infringes three 1st Technology patents and seeking injunctive relief and monetary damages.  The court stayed the action pending resolution of Pandora’s motion to transfer the action to the Northern District of California.

On January 15, 2012, Unified Messaging Solutions, LLC filed suit against Pandora in the U.S. District Court for the District of Delaware alleging that Pandora infringes four UMS patents and seeking injunctive relief and monetary damages.  Pandora filed its answer and counterclaims on March 29, 2013.  On April 11, 2013 the case was ordered joined with numerous additional cases that are combined in a multidistrict litigation proceeding pending in the U.S. District Court for the Northern District of Illinois.

On February 26, 2013, Macrosolve, Inc. filed suit against Pandora in the U.S. District Court for the Eastern District of Texas alleging that Pandora infringes a Macrosolve, Inc. patent and seeks injunctive relief and monetary damages. Pandora’s answer and counterclaims were filed on April 22, 2013.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

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

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

6. Accumulated Other Comprehensive Income (Loss)

	Foreign Currency Translation Adjustments	Unrealized losses on Marketable Securities	Total
		(in thousands)
Balance as of January 31, 2013	$(3)	$(3)	$(6)
Other comprehensive income before reclassifications	8	2	10
Losses (gains) reclassified from accumulated other comprehensive income to net income	—	—	—
Net change in other comprehensive income	8	2	10
Balance as of April 30, 2013	$5	$(1)	$4

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

7.                       Income Taxes

The income tax provision increased by $19,000 for the three months ended April 30, 2013 compared to the prior year period as a result of changes in states tax rules and additional international tax expense. The effective tax rate for the three months ended April 30, 2013 was less than one percent based on the estimated tax loss for the fiscal year.

There were no material changes to the unrecognized tax benefits in the three months ended April 30, 2013 and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, all years remain open to tax audit.

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

As of April 30, 2013, the Company had $828,000 in letters of credit outstanding and had $29.17 million of available borrowing capacity under the credit facility. On December 30, 2011, the Company entered into a cash collateral agreement in connection with the issuance of letters of credit which were used to satisfy deposit requirements under facility leases. As of April 30, 2013, the $828,000 cash collateral was considered to be restricted cash. The amount is included in other assets on the Company’s balance sheet.

Total debt issuance costs associated with the credit facility were $1.0 million, which are being amortized as interest expense over the four-year term of the credit facility agreement. For the three months ended April 30, 2013, $0.1 million of debt issuance costs were amortized and included in interest expense.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

9.                       Stock-based Compensation Plans and Awards

The Company’s 2011 Equity Incentive Plan (the “2011 Plan”) provides for the issuance of stock options, restricted stock units and other stock-based awards. Each fiscal year, (beginning with the fiscal year that commenced February 1, 2012 and ending with the fiscal year commencing February 1, 2021), the number of shares in the reserve under the 2011 Plan may be increased by the lesser of (x) 10,000,000 shares, (y) 4.0% of the outstanding shares of common stock on the last day of the prior fiscal year or (z) another amount determined by the Company’s board of directors. The share reserve for the fiscal year beginning February 1, 2013 was increased in fiscal 2013 by 3% of the outstanding shares of common stock as of January 31, 2013. The 2011 Plan is scheduled to terminate in 2021, unless the board of directors determines otherwise. The 2011 Plan is administered by the compensation committee of the board of directors of the Company.

Valuation of Awards

The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended April 30,
	2012	2013
Expected life (in years)	6.67	6.29
Risk-free interest rate	1.52%	1.18%
Expected volatility	57%	58%
Expected dividend yield	0%	0%

Stock Options

A summary of stock option activity for the three months ended April 30, 2013 is as follows:

	Options Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate(1) Intrinsic Value
	(in thousands, except share and per share data)
Balance as of January 31, 2013	26,102,949	$3.22	$224,736
Granted	1,365,000	11.49
Exercised	(1,573,269)	2.24
Cancelled	(210,962)	7.82
Balance as of April 30, 2013	25,683,718	$3.68	$266,196
Equity awards available for grant at April 30, 2013	12,812,657

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

During the three months ended April 30, 2013, the Company recorded stock-based compensation expense related to RSUs of approximately $5.8 million. As of April 30, 2013, total compensation cost not yet recognized of approximately $93.7 million related to non-vested RSUs, is expected to be recognized over a weighted average period of 3.31 years.

The following table summarizes the activities for our RSUs for the three months ended April 30, 2013:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at January 31, 2013	5,511,709	$10.57
Granted	3,958,634	12.46
Vested	(387,490)	11.72
Canceled	(134,015)	11.21
Unvested at April 30, 2013	8,948,838	$11.35

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

On March 7, 2013, the Company announced that it will begin a process to identify a successor to Mr. Kennedy who will continue in his current role until his successor is named.  As a result, the Company re-evaluated certain estimates and assumptions related to the stock-based compensation expense associated with his awards and reduced current period stock-based compensation expense by $1.4 million related to the award with both a service period and a market condition and $0.3 million related to awards without a market condition.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

Stock-based Compensation Expenses

The weighted-average fair value of stock option grants was $6.02 and $6.31 for the three months ended April 30, 2012 and 2013, respectively. As of April 30, 2013, total compensation cost related to stock options granted, but not yet recognized, was approximately $29.7 million which the Company expects to recognize over a weighted-average period of approximately 2.4 years.

The total grant date fair value of stock options vested during the three months ended April 30, 2012 and 2013 was $3.4 million and $2.2 million, respectively.  The aggregate intrinsic value of all options and exercised during the three months ended April 30, 2012 and 2013 was $32.4 million and $17.7 million, respectively.

Stock-based compensation expenses related to all employee and non-employee stock-based awards was as follows (in thousands):

	Three Months Ended April 30,
	2012	2013
	(unaudited)
Stock-based compensation expenses:
Cost of revenue - Other	$263	$456
Product development	986	1,763
Marketing and sales	2,930	4,848
General and administrative	1,321	314

Total stock-based compensation, recorded in costs and expenses	$5,500	$7,381

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

10.                Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options and restricted stock units to the extent dilutive. Basic and diluted net loss per share was the same for the three months ended April 30, 2012 and 2013 as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands except per share amounts):

	Three Months Ended April 30,
	2012	2013

Numerator
Net loss	$(20,228)	$(28,587)

Denominator
Weighted-average common shares outstanding used in computing basic and diluted net income (loss) per share	165,404	173,579

Net loss per share, basic	$(0.12)	$(0.16)

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended
	April 30, 2012	April 30, 2013
Options to purchase common stock	33,228	25,683
Restricted stock units	3,335	8,949
Total common stock equivalents	36,563	34,632

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 31, 2013 filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All references herein to a fiscal year refer to the 12 months ended January 31 of such year, and references to the first, second, third and fourth fiscal quarters refer to the three months ended April 30, July 31, October 31 and January 31, respectively.

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 31, 2013. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. We qualify all of our forward-looking statements by these cautionary statements. These and other factors could cause our results to differ materially from those expressed in this Quarterly Report on Form 10-Q.

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

Overview

Pandora is the leader in internet radio in the United States, offering a personalized experience for each of our listeners. We have pioneered a new form of radio—one that uses intrinsic qualities of music to initially create stations and then adapts playlists in real-time based on the individual feedback of each listener. As of April 30, 2013, we had approximately 200 million registered users, which we define as the total number of accounts that have been created for our service at period end. As of April 30, 2013 more than 150 million registered users have accessed Pandora through smartphones and tablets. For the three months ended April 30, 2013, we streamed 4.18 billion hours of radio and as of April 30, 2013, we had 70.1 million active users during the prior 30 day period. According to a December 2012 report by Triton, we have more than a 70% share of internet radio among the top 20 stations and networks in the United States. Since we launched our free, advertising-supported radio service in 2005 our listeners have created over 4.6 billion stations.

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

One key element of our strategy is to make the Pandora service available everywhere that there is internet connectivity. To this end, we make the Pandora service available through a variety of distribution channels. In addition to streaming our service to traditional computers, we have developed Pandora mobile device applications or “apps” for smartphones such as Android, Blackberry and the iPhone, and for tablets including the iPad, Android tablets, and Amazon Kindle Fire tablets. We distribute those mobile apps free to listeners via app stores. Pandora is now available on more than 1,000 integrations, including automobiles, automotive aftermarket devices and consumer electronic devices. In the consumer electronics space, more than 760 consumer electronics devices from third-party distribution partners such as Samsung, Roku and DirecTV make Pandora available in the home. Many automotive partners, including Alpine Electronics, Audiovox, Clarion, Dual Electronics, JVC, Kenwood, Pioneer and Sony, incorporate our application into aftermarket radios. We have also developed relationships with major automobile manufacturers; vehicle models have been made available by Acura, BMW, Buick, Cadillac, Chevrolet, Ford, GMC, Honda, Hyundai, Lexus, Lincoln, Mazda, Mercedes-Benz, MINI, Nissan, Scion, Suzuki and Toyota. Additionally, Dodge, Infiniti, Jeep, Kia and Ram have publicly announced their plans to offer Pandora integration on future vehicles. Holden Ltd., a subsidiary of General Motors, has also launched the first in-car system in Australia to offer full compatibility with Pandora. Under the arrangements, we receive no financial compensation and recognize no revenue from these automotive distribution partners.

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

We pay royalties to the copyright owners (or their agents) of each sound recording that we stream and to the copyright owner (or their agents) of the musical work that underlies that sound recording, subject to certain exclusions. We record these royalties as content acquisition costs. Under U.S. law, we are granted the right to stream any lawfully released sound recordings, subject to compliance with certain statutory and regulatory requirements. Royalties for sound recordings are negotiated with and paid to record labels or to SoundExchange, a performance rights organization (“PRO”) authorized to collect royalties on behalf of all sound recording copyright owners. Royalties for musical works are negotiated with and paid to publishing companies such as Sony ATV and Entertainment World Inc. or EMI; or PROs such as the American Society of Composers, Authors and Publishers, or ASCAP; Broadcast Music, Inc., or BMI; and SESAC Inc. or SESAC. Royalties are calculated based on sound recordings streamed, revenue earned or other usage measures. If we cannot agree on royalty rates, the dispute will be resolved by the Copyright Royalty Board, or CRB, in the case of SoundExchange, and by the rate court in the U.S. District Court for the Southern District of New York in the case of ASCAP and BMI. In November 2012, we filed a petition in rate court to request a determination of reasonable fees and terms with ASCAP. In May 2011, we started streaming spoken word comedy content, for which the underlying literary works are not currently entitled to eligibility for licensing by any PRO for the United States. Rather, pursuant to industry-wide custom and practice, this content is performed absent a specific license from any such performing rights organization. However, we pay royalties to SoundExchange at federally negotiated rates for the right to stream this spoken word comedy content.

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

Starting in March 2013, we instituted a 40 hour per month listening limit for our advertising supported service on certain mobile and other connected devices. Listeners who reach this limit may continue to use our ad supported service on these devices by paying $0.99 for the remainder of the month, may listen to our ad supported service on their desktop or laptop computers, or may purchase annual or monthly Pandora One subscriptions for $36 per year or approximately $4 per month, respectively.

Our total revenue has grown from $80.8 million in the three months ended April 30, 2012 to $125.5 million in the three months ended April 30, 2013. At the same time, our total costs and expenses have grown from $100.9 million in the three months ended April 30, 2012 to $154.0 million in the three months ended April 30, 2013, principally as a result of the growth in content acquisition costs. As the volume of music we stream to listeners in the United States increases, our content acquisition costs will also increase, regardless of whether we are able to generate more revenue. In addition, we expect to invest heavily in our operations to support anticipated future growth. One of our key objectives is furthering our market leadership in internet radio, which we believe will strengthen our brand and help us to convince advertisers to allocate spending towards our ad products. As such, a central focus is adding, retaining and engaging listeners to build market share and grow our listener hours. For the foreseeable future, we expect that there will be periods during which our ability to monetize listener hours will lag the growth of listener hours. As our business matures, we expect that the growth rate in our listener hours will decline relative to our increased ability to monetize listener hours. However, we expect to incur annual losses on a U.S. GAAP basis in the near term.

Key Metrics:

The tables below set forth our listener hours for the three months ended April 30, 2012 and 2013 and our active users as of January 31, 2013 and April 30, 2013, along with our total, traditional computer and mobile and other connected devices ad RPMs and LPMs for the three months ended April 30, 2012 and 2013.

	Three Months Ended April 30,
	2012	2013
Listener hours (in billions)	3.09	4.18

	As of January 31, 2013	As of April 30, 2013
Active users (end of period, in millions)	65.6	70.1

Advertising revenue per thousand listener hours

	Three Months Ended
	April 30,
	2012	2013

Total	$24.82	$28.02
Traditional computer	46.52	48.16
Mobile and other connected devices	17.88	23.23

Licensing costs per thousand listener hours`                `

	Three Months Ended
	April 30,
	2012	2013

LPMs	$18.03	$19.81

Active Users.  Active users are defined as the number of distinct registered users that have requested audio from our servers within the trailing 30 days to the end of the final calendar month of the period. The number of active users may overstate the number of unique individuals who actively use our service within a month as one individual may register for, and use, multiple accounts. We track the number of active users as an additional indicator of the breadth of audience we are reaching at a given time, which is particularly important to potential advertisers.

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

Total RPMs. We also provide estimates of disaggregated total and ad RPMs for our traditional computer platform as well as our mobile and other connected devices platforms, which we calculate by dividing the estimated advertising revenue generated through the respective platforms by the number of thousands of listener hours of our advertising-based service delivered through such platforms. While we believe that such disaggregated RPMs provide directional insight for evaluating our efforts to monetize our service by platform, we do not validate disaggregated RPMs to the level of financial statement reporting. Such metrics should be seen as indicative only and as management’s best estimate. We continue to refine our systems and methodologies used to categorize RPMs across our delivery platforms. Period-to-period results should not be regarded as precise nor can they be relied upon as indicative of results for future periods. In addition, as our business matures and in response to technological evolutions, we anticipate that the relevant indicators we monitor for evaluating our business may change.

LPMs.  We track licensing costs per thousand listener hours (“LPMs”) and analyze them in combination with our analysis of RPMs as they provide a key indicator of our profitability. LPMs are relatively fixed licensing costs with scheduled annual rate increases which drive period over period changes in LPMs.  The margin on our business improves with growth in ad RPMs and subscription RPMs.

Total ad RPMs. Three months ended April 30, 2012 and 2013.  Total ad RPMs increased compared to the respective prior year period due to advertising sales growth outpacing the growth in advertising listener hours in part due to the effect of the listening limit on mobile and other connected devices.

Traditional computer ad RPMs. Three months ended April 30, 2012 and 2013.  Traditional computer ad RPMs increased compared to the respective prior year period, primarily due to traditional computer revenue growing at a faster pace than listening hours on that platform primarily due to an increase in the number of ads sold.

Mobile and other connected device ad RPMs. Three months ended April 30, 2012 and 2013.  Mobile and other connected device ad RPMs increased compared to the respective prior year periods primarily due to mobile and connected device revenue growing at a faster pace than listening hours due in part to the effect of the listening limit on certain mobile and other connected devices.

Specific to the revenue component of the RPM ratio, total advertising revenue increased by approximately 49% during the three months ended April 30, 2013 compared to the prior year period, with advertising revenue on mobile and other connected devices increasing approximately 83% and advertising revenue on traditional computers increasing by approximately 8%.

Total RPMs for the three months ended April 30, 2012 and 2013 were $26.09 and $30.01, respectively. Within this, mobile and other connected device total RPMs for the three months ended April 30, 2012 and 2013, were $18.86 and $25.31 respectively. Traditional computer RPMs for the three months ended April 30, 2012 and 2013 were $45.54 and $48.04, respectively. These changes were driven by the same factors mentioned above within the discussion of ad RPMs.

Basis of Presentation

Revenue

Advertising Revenue.  We generate advertising revenue primarily from display, audio and video advertising, which is typically sold on a cost-per-thousand impressions, or CPM, basis. Advertising campaigns typically range from 1 to 12 months, and advertisers generally pay us based on a minimum number of delivered impressions or the satisfaction of other criteria, such as click-throughs. We may earn referral revenue when, for example, a listener clicks on an advertisement and signs up for membership with an advertiser. We also have arrangements with advertising agencies and brokers pursuant to which we provide the ability to sell advertising inventory on our service directly to advertisers. We report revenue under these arrangements net of amounts due to agencies and brokers. For the three months ended April 30, 2012 and 2013, advertising revenue accounted for 87% and 84% of our total revenue, respectively, and we expect that advertising will comprise a substantial majority of revenue for the foreseeable future. Advertising revenue decreased as a percentage of total revenue due to higher subscription sales partially driven by the implementation of the mobile listening limit.

Subscription Services and Other Revenue.  Subscription revenue is generated through the sale of a premium version of the Pandora service which currently includes advertisement-free access and higher audio quality on the devices that support it. Subscription revenue derived from direct sales to listeners is recognized on a straight-line basis over the duration of the subscription period. Subscription revenue derived from sales through some mobile operating systems may be subject to refund or cancellation terms which may affect the timing or amount of the subscription revenue recognition. When refund rights exist, we recognize revenue when services have been provided and the rights lapse or when we have developed sufficient transaction history to estimate a reserve. As of April 30, 2013, we had deferred all revenue subject to refund rights totaling approximately $8.1 million, as we do not currently have sufficient history to estimate a reserve. For the three months ended April 30, 2012 and 2013, subscription services and other revenue accounted for 13% and 16% of our total revenue, respectively. Subscription services revenue increased as a percentage of total revenue due to higher subscription sales partially driven by the implementation of the mobile listening limit.

Deferred Revenue.  Our deferred revenue consists principally of both prepaid but unrecognized subscription revenue and advertising fees received or billed in advance of the delivery or completion of the delivery of services. Deferred revenue is recognized as revenue when the services are provided and all other revenue recognition criteria have been met.

Costs and Expenses

Costs and expenses consist of cost of revenue — content acquisition costs, cost of revenue - other, product development, marketing and sales and general and administrative expenses. Cost of revenue - content acquisition costs are the most significant component of our costs and expenses followed by employee-related costs, which includes stock-based compensation expenses. We expect to continue to hire additional employees in order to support our anticipated growth and our product development initiatives. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue. We anticipate that our costs and expenses will increase in the future.

Cost of revenue—Content Acquisition Costs.  Content acquisition costs principally consist of royalties paid for streaming music or other content to our listeners. Royalties are calculated using negotiated rates documented in master royalty agreements and are based on both percentage of revenue and listening metrics. For example in the three months ended April 30, 2012 and 2013, under some royalty arrangements we paid a fee per track, while in other cases we paid royalties based on a percentage of our revenue. In still other cases we pay royalties based on a combination of these metrics.

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

	Three Months Ended April 30,
	2012(2)	2013(2)
	(unaudited)
Revenue:
Advertising	87%	84%
Subscription services and other	13	16
Total revenue	100	100
Costs and expenses:
Cost of revenue — Content acquisition costs	69	66
Cost of revenue — Other(1)	9	8
Product development(1)	5	6
Marketing and sales(1)	29	32
General and administrative(1)	13	11
Total costs and expenses	125	123
Loss from operations	(25)	(23)
Other income (expense):
Interest income	—	—
Interest expense	—	—
Other expense, net	—	—
Loss before provision for income taxes	(25)	(23)
Provision for income taxes	—	—
Net loss	(25)%	(23)%

(1)         Includes stock-based compensation as follows:

Cost of revenue - Other	0.3%	0.4%
Product development	1.2	1.4
Marketing and sales	3.6	3.9
General and administrative	1.6	0.3

(2)         Amounts may not sum due to rounding

Comparison of the Three Months Ended April 30, 2012 and 2013

Revenue

	Three Months Ended April 30,
	2012	2013	$ Change
	(in thousands)
Advertising	$70,597	$105,146	$34,549
Subscription services and other	10,187	20,364	10,177
Total revenue	$80,784	$125,510	$44,726

	Three Months Ended
	April 30,
	2012	2013

Total ad RPMs	$24.82	$28.02

Three months ended 2012 compared to 2013. Advertising revenue increased $34.5 million or approximately 49% in the three months ended April 30, 2013, primarily due to an approximate 76% increase in the number of ads delivered, partially offset by a decrease in the average price per ad of approximately 15% due to fluctuations in the sales distribution mix amongst direct sales, third-party network sales, and other channels and the platform mix between traditional computer and mobile and other connected devices.  The increase in the number of ads delivered was primarily due to an increase in total advertising listener hours of approximately 32%

which increased the volume of advertising inventory as well as an increase in our sales force by approximately 73% year-over-year to sell such advertising inventory.  Subscription revenue increased $10.2 million due to an increase in the number of subscribers, partially driven by the implementation of the mobile listening limit.

Total ad RPMs three months ended 2012 compared to 2013.  Total ad RPMs increased compared to the respective prior year period due to advertising sales growth outpacing the growth in advertising listener hours in part due to the effect of the listening limit on certain mobile and other connected devices.

Costs and Expenses

Cost of Revenue - Content acquisition costs

	Three Months Ended April 30,
	2012	2013	$ Change
	(in thousands)
Cost of Revenue - Content acquisition costs	$55,818	$82,853	$27,035

The following table presents our estimated content acquisition costs for our advertising-based service attributable to our traditional computer platform and our mobile and other connected devices platforms as percentages of the estimated advertising revenue attributable to such platforms.

	Three Months Ended April 30,
	2012	2013
Traditional computer	39%	39%
Mobile and other connected devices	94%	78%

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

Three months ended 2012 compared to 2013.  Content acquisition costs increased $27.0 million due to increased royalty payments driven by increased listener hours and higher royalty rates due to scheduled rate increases, and higher revenue. Content acquisition costs as a percentage of total revenue decreased from 69% to 66%, primarily due to an increase in advertising sales and the effect of the mobile listening limit, partially offset by scheduled rate increases. Estimated content acquisition costs as a percentage of the revenue attributable to our traditional computer platform remained flat at 39%, as rate increases were offset by growth in advertising sales on that platform. Estimated content acquisition costs as a percentage of the revenue attributable to our mobile and other connected devices platforms decreased from 94% to 78%, primarily due to an increase in advertising sales on those platforms and the effect of the mobile listening limit, partially offset by scheduled rate increases.

Cost of Revenue - Other

	Three Months Ended April 30,
	2012	2013	$ Change
	(in thousands)
Cost of revenue — Other	$6,917	$9,779	$2,862

Three months ended 2012 compared to 2013.  Cost of revenue increased $2.9 million due to a $2.2 million increase in hosting services costs as a result of a 35% increase in listener hours and a $0.6 million increase in employee-related expenses driven by a 16% increase in headcount.

Product Development

	Three Months Ended April 30,
	2012	2013	$ Change
	(in thousands)
Product development	$4,119	$7,033	$2,914

Three months ended 2012 compared to 2013.  Product development expenses increased $2.9 million primarily due to $2.8 million higher employee-related expenses driven by a 45% increase in headcount.

Marketing and Sales

	Three Months Ended April 30,
	2012	2013	$ Change
	(in thousands)
Marketing and sales	$23,460	$40,083	$16,623

Three months ended 2012 Compared to 2013.  Marketing and sales expenses increased $16.6 million primarily due to $10.6 million higher employee-related costs, driven by a 67% increase in headcount, an increase in marketing expenses of $4.9 million primarily related to a $4.2 million increase in transactional subscription processing fees on mobile platforms and marketing research and event costs, and $1.2 million in higher infrastructure costs related to facilities and equipment.

General and Administrative

	Three Months Ended April 30,
	2012	2013	$ Change
	(in thousands)
General and administrative	$10,612	$14,209	$3,597

Three months ended 2012 compared to 2013.  General and administrative expenses increased $3.6 million primarily due to a $1.7 million increase in employee-related expenses driven by a 42% increase in headcount including $1.0 million lower stock-based compensation expenses primarily due to the effect of changes in estimates and assumptions related to an executive’s stock-based compensation award. A $1.1 million increase in infrastructure costs and a $0.9 million increase in professional fees drove the remainder of the $3.6 million increase.

Other Income (Expense)

	Three Months Ended April 30,
	2012	2013	$ Change
	(in thousands)
Interest income	$32	$15	$(17)
Interest expense	(124)	(143)	(19)
Other income (expense)	—	1	1
Total other expense	$(92)	$(127)	$(35)

Three months ended 2012 compared to 2013.  Total other expense increased $35,000 primarily driven by a $19,000 increase in interest expense and a $17,000 decrease in interest income.

Provision for Income Taxes

Three months ended 2012 compared to 2013.  The income tax provision increased by $19,000 as a result of changes in states tax rules and additional international tax expense.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements and as of April 30, 2013 we had no such arrangements. There has been no material change in our contractual obligations other than in the ordinary course of business since our fiscal year ended January 31, 2013.

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

We continue to see growth in listener hours on mobile and other connected devices outpacing growth in listener hours on traditional computers.  The growth in listener hours on mobile and other connected devices was tempered in the three months ended April 30, 2013 by the implementation of the mobile listening limit for our advertising supported service on certain mobile and other connected devices. To the extent we take steps such as these to affect usage on a particular platform, trends in usage may be obscured or changed and comparisons across periods may not be meaningful.

Liquidity and Capital Resources

As of April 30, 2013 we had cash, cash equivalents and short-term investments totaling $75.4 million, which consisted of cash and money market funds held at major financial institutions, commercial paper and investment-grade corporate debt securities. Our principal uses of cash during the three months ending April 30, 2013 were funding our operations, as described below, and capital expenditures.

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

As of April 30, 2013, the Company had $828,000 in letters of credit outstanding and had $29.17 million of available borrowing capacity under the credit facility. On December 30, 2011, the Company entered into a cash collateral agreement in connection with the issuance of letters of credit which were used to satisfy deposit requirements under facility leases. As of April 30, 2013, the $828,000 cash collateral was considered to be restricted cash. The amount is included in other assets on the Company’s balance sheet.

Capital Expenditures

Consistent with previous periods, future capital expenditures will primarily focus on acquiring additional hosting and general corporate infrastructure. We believe that our existing cash, cash equivalents, short-term investments and available borrowings are sufficient to fund our anticipated capital expenditures.

Historical Trends

The following table summarizes our cash flow data for the three months ended April 30, 2012 and 2013.

	Three Months Ended April 30,
	2012	2013
	(in thousands) (unaudited)
Net cash used in operating activities	$(10,580)	$(12,608)
Net cash provided by (used in) investing activities	9,216	(1,215)
Net cash provided by financing activities	1,928	3,530

Operating Activities

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

In the three months ended April 30, 2013, net cash used in operating activities was $12.6 million, including our net loss of $28.6 million and non-cash charges of $9.6 million, primarily related to stock-based compensation charges. Net cash used in operating activities benefited from changes in operating assets and liabilities including an $8.0 million increase in deferred revenue primarily due to an increase in customers purchasing subscriptions for Pandora One, partially driven by the implementation of the mobile listening limit, a $2.9 million increase in accounts payable and accrued liabilities due to the timing of payments, a $2.6 million increase in accrued royalties due to increased listening hours and scheduled royalty rate increases.  These increases were partially offset by $5.4 million lower accrued compensation primarily due to the timing of commission, bonus and payroll payments.

Investing Activities

Cash provided by investing activities in the three months ended April 30, 2012 was $9.2 million consisting of $28.1 million in maturities of short-term investments, partially offset by $17.6 million in purchases of short-term investments and $1.2 million in capital expenditures primarily related to leasehold improvements.

Cash used in investing activities in the three months ended April 30, 2013 was $1.2 million consisting of $10.8 million for the purchase of short-term investments and $4.4 million for capital expenditures primarily for server equipment and leasehold improvements, partially offset by $14.0 million in maturities of short-term investments.

Financing Activities

Cash provided by financing activities in the three months ended April 30, 2012 was $1.9 million consisting of proceeds from issuance of common stock.

Cash provided by financing activities in the three months ended April 30, 2013 was $3.5 million consisting of cash proceeds from issuance of common stock.

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

There have been no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2013. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2013.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended April 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The material set forth in Note 5 of Notes to Condensed Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before deciding to invest in our common stock, you should carefully consider each of the risk factors described in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013 and all information set forth in this Quarterly Report on Form 10-Q. Those risks and the risks described in this Quarterly Report on Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” could materially harm our business, financial condition, operating results, cash flow and prospects. If that occurs, the trading price of our common stock could decline, and you may lose all or part of your investment.

There have been no material changes to the Risk Factors described under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By	Filed Herewith

10.12H	Eighth Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated February 1, 2013						X

10.24†	New Zealand Form of Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan						X

31.01	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act						X

31.02	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act						X

32.01	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act						X

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Balance Sheets as of April 30, 2013 and January 31, 2013, (ii) Condensed Statements of Operations for the Three Months ended April 30, 2013 and 2012, (iii) Condensed Statements of Comprehensive Loss for the Three Months Ended April 30, 2013 and 2012, (iv) Condensed Statements of Cash Flows for the Three Months ended April 30, 2013 and 2012 and (v) Notes to Condensed Financial Statements

X

†   Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Pandora Media, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANDORA MEDIA, INC.

Date: May 29, 2013	By:	/s/ Michael S. Herring
Michael S. Herring
Executive Vice President and Chief
Financial Officer

(Duly Authorized Officer and Principal Financial and Accounting Officer)