Form 10-Q
period 2013-07-31
Pandora Media, Inc.
filed 2013-08-27
CIK 1230276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

or

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

The number of shares of registrant’s common stock outstanding as of August 21, 2013 was: 176,419,935.

Pandora Media, Inc.

FORM 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Pandora Media, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	As of	As of
	January 31,	July 31,
	2013	2013
Assets
Current assets:
Cash and cash equivalents	$65,725	$53,610
Short-term investments	23,247	15,304
Accounts receivable, net of allowance of $761 at January 31, 2013 and $551 at July 31, 2013	103,410	122,880
Prepaid expenses and other current assets	6,232	7,138
Total current assets	198,614	198,932
Property and equipment, net	17,758	23,256
Other long-term assets	2,460	13,164
Total assets	$218,832	$235,352
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,471	$7,112
Accrued liabilities	7,590	9,908
Accrued royalties	53,083	52,813
Deferred revenue	29,266	43,848
Accrued compensation	21,560	19,890
Total current liabilities	115,970	133,571
Long-term debt	—	10,000
Other long-term liabilities	3,873	3,563
Total liabilities	119,843	147,134
Stockholders’ equity:
Common stock, $0.0001 par value, 1,000,000,000 shares authorized: 172,506,051 shares issued and outstanding at January 31, 2013 and 176,158,481 at July 31, 2013	17	18
Additional paid-in capital	238,552	264,201
Accumulated deficit	(139,574)	(175,948)
Accumulated other comprehensive loss	(6)	(53)
Total stockholders’ equity	98,989	88,218
Total liabilities and stockholders’ equity	$218,832	$235,352

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	July 31,		July 31,
	2012	2013	2012	2013
Revenue
Advertising	$89,384	$128,520	$159,981	$233,666
Subscription services and other	11,883	28,835	22,070	49,199
Total revenue	101,267	157,355	182,051	282,865
Costs and expenses
Cost of revenue - Content acquisition costs	60,522	81,880	116,340	164,733
Cost of revenue - Other	7,514	11,037	14,431	20,816
Product development	4,475	7,926	8,594	14,959
Sales and marketing	23,457	45,794	46,917	85,877
General and administrative	10,602	18,352	21,214	32,561
Total costs and expenses	106,570	164,989	207,496	318,946
Loss from operations	(5,303)	(7,634)	(25,445)	(36,081)
Other income (expense)
Interest income	25	10	57	25
Interest expense	(136)	(150)	(260)	(293)
Other income, net	—	4	—	5
Loss before provision for income taxes	(5,414)	(7,770)	(25,648)	(36,344)
Income tax benefit (expense)	(1)	(17)	5	(30)
Net loss	$(5,415)	$(7,787)	$(25,643)	$(36,374)
Basic and diluted net loss per share	$(0.03)	$(0.04)	$(0.15)	$(0.21)
Weighted-average shares used in computing basic and diluted per share amounts	167,429	175,343	166,428	174,476

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2012	2013	2012	2013
Net loss	$(5,415)	$(7,787)	$(25,643)	$(36,374)
Change in foreign currency translation adjustment	—	(58)	—	(50)
Change in net unrealized losses on marketable securities	—	1	3	3
Total comprehensive loss	$(5,415)	$(7,844)	$(25,640)	$(36,421)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	July 31,
	2012	2013
Operating activities
Net loss	$(25,643)	$(36,374)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,336	4,902
Loss on disposition of assets	23	—
Stock-based compensation	11,537	17,923
Amortization of premium on investments	192	53
Amortization of debt issuance costs	132	132
Changes in assets and liabilities
Accounts receivable	(13,649)	(19,470)
Prepaid expenses and other assets	(676)	(692)
Accounts payable and accrued liabilities	1,717	5,247
Accrued royalties	6,531	(270)
Accrued compensation	2,610	(1,458)
Deferred revenue	4,913	14,582
Reimbursement of cost of leasehold improvements	1,243	498
Net cash used in operating activities	(7,734)	(14,927)
Investing activities
Purchases of property and equipment	(3,887)	(10,631)
Purchases of patents	—	(8,000)
Changes in restricted cash	—	(3,200)
Purchases of short-term investments	(35,093)	(17,827)
Proceeds from maturities of short-term investments	48,560	25,710
Payments related to acquisition	—	(400)
Net cash provided by (used in) investing activities	9,580	(14,348)
Financing activities
Borrowings under debt arrangements	—	10,000
Proceeds from issuance of common stock	3,567	7,218
Net cash provided by financing activities	3,567	17,218
Effects of foreign currency translation	—	(58)
Net increase (decrease) in cash and cash equivalents	5,413	(12,115)
Cash and cash equivalents at beginning of period	44,126	65,725
Cash and cash equivalents at end of period	$49,539	$53,610

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates are used for determining accrued royalties, selling prices for elements sold in multiple-element arrangements, the allowance for doubtful accounts, stock-based compensation and income taxes. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, the Company’s financial statements could be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

Fiscal Year

All references herein to a fiscal year refer to the twelve months ended January 31 of such year, and references to the first, second, third and fourth fiscal quarters refer to the three months ended April 30, July 31, October 31 and January 31, respectively.

The Company has announced that it will convert its fiscal year to the calendar twelve months ending December 31 to align with the advertising industry’s business cycle, effective beginning with the year ending December 31, 2013. As a result, the Company’s current fiscal year will be shortened from twelve months to an eleven month transitional fiscal year that will end on December 31, 2013. As such, the Company will report its third fiscal quarter as the three months ending October 31, 2013, followed by a two month transitional period ending December 31, 2013.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

2.                       Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as compared to those described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

Concentration of Credit Risk

For the three and six months ended July 31, 2012 and 2013, the Company had no customers that accounted for more than 10% of the Company’s total revenue.

As of January 31 and July 31, 2013, the Company had no customers that accounted for more than 10% of the Company’s total accounts receivable.

Recently Issued Accounting Standards

In July 2013, the FASB issued an update to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward exists. The guidance requires an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, except for when a net operating loss carryforward is not available as of the reporting date to settle taxes that would result from the disallowance of the tax position or when the entity does not intend to use the deferred tax asset for purposes of reducing the net operating loss carryforward. The guidance is effective for fiscal years beginning after December 15, 2013 and for interim periods within that fiscal year. The Company does not expect the adoption of this guidance to have a material effect on the consolidated balance sheets.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

3.             Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consisted of the following:

	As of	As of
	January 31,	July 31,
	2013	2013
	(in thousands)
Cash and cash equivalents:
Cash	$22,703	$35,023
Money market funds	32,522	18,587
Commercial paper	10,500	—
Corporate debt securities	—	—
Total cash and cash equivalents	$65,725	$53,610
Short-term investments:
Commercial paper	$13,592	$12,098
Corporate debt securities	9,655	3,206
Total short-term investments	$23,247	$15,304
Cash, cash equivalents and short-term investments	$88,972	$68,914

The Company’s short-term investments have maturities of less than twelve months and are classified as available-for-sale.

The following tables summarize the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of January 31 and July 31, 2013 (in thousands).

	As of January 31, 2013
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Money market funds	$32,522	$—	$—	$32,522
Commercial paper	24,093	—	(1)	24,092
Corporate debt securities	9,657	—	(2)	9,655
Total cash equivalents and marketable securities	$66,272	$—	$(3)	$66,269

	As of July 31, 2013
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Money market funds	$18,587	$—	$—	$18,587
Commercial paper	12,098	—	—	12,098
Corporate debt securities	3,206	—	—	3,206
Total cash equivalents and marketable securities	$33,891	$—	$—	$33,891

The Company’s investment policy requires investments to be investment grade, primarily rated “A1” by Standard & Poor’s or “P1” by Moody’s or better for short-term investments, with the objective of minimizing the potential risk of principal loss. In addition, the investment policy limits the amount of credit exposure to any one issuer.

The unrealized losses on the Company’s available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. As of July 31, 2013, the Company did not own any securities that were in an unrealized loss position. During the three and six months ended July 31, 2013, the Company did not recognize any impairment charges.

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

Level 3 — Inputs lack observable market data to corroborate management’s estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. As of January 31 and July 31, 2013 the Company did not hold any Level 3 assets.

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available.

The fair value of these financial assets and liabilities was determined using the following inputs at January 31 and July 31, 2013:

	Fair Value Measurement Using
	Quoted Prices in	Significant
	Active Markets	Other
	for Identical	Observable
	Instruments	Inputs
	(Level 1)	(Level 2)	Total

Fair values as of January 31, 2013
Assets:
Money market funds	$32,522	$—	$32,522
Commercial paper	—	24,092	24,092
Corporate debt securities	—	9,655	9,655
Total assets measured at fair value	$32,522	$33,747	$66,269
Fair values as of July 31, 2013
Assets:
Money market funds	$18,587	$—	$18,587
Commercial paper	—	12,098	12,098
Corporate debt securities	—	3,206	3,206
Total assets measured at fair value	$18,587	$15,304	$33,891

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

In June 2011, a putative class action lawsuit was filed against Pandora in the United States District Court for the Northern District of California alleging that it unlawfully accessed and transmitted personally identifiable information of the plaintiffs in connection with their use of the Company’s Android mobile application. In addition to civil liability, the amended complaint includes allegations of violations of statutes under which criminal penalties could be imposed if the Company were found liable. Pandora’s motion to dismiss the first amended complaint was granted on March 26, 2013. The court allowed the plaintiff to amend his complaint. The second amended complaint, filed May 9, 2013, contains allegations similar to those contained in the previous complaint. Pandora’s motion to dismiss the second amended complaint was filed May 30, 2013. The motion is set for hearing on October 4, 2013.

In September 2011, a putative class action lawsuit was filed against Pandora in the United States District Court for the Northern District of California alleging that it violated Michigan’s video rental privacy law and consumer protection statute by allowing Pandora listeners’ listening history to be visible to the public. Pandora’s motion to dismiss the complaint was granted on September 28, 2012, judgment was entered on November 14, 2012. The plaintiff appealed the judgment to the U.S. Court of Appeals for the Ninth Circuit. Briefing of the appeal was completed on August 2, 2013. No date has been set for oral argument.

On September 10, 2012, B.E. Technology, LLC filed suit against Pandora in the United States District Court for the Western District of Tennessee alleging that Pandora infringes a B.E. Technology patent and seeking injunctive relief and monetary damages. Pandora filed its answer on December 31, 2012. The parties are engaged in the initial stage of pretrial discovery.

On November 16, 2012, 1st Technology, LLC filed suit against Pandora in the United States District Court for the Northern District of Illinois alleging that Pandora infringes three 1st Technology patents and seeking injunctive relief and monetary damages.  The court has stayed the action pending resolution of Pandora’s pending motion to transfer the action to the Northern District of California.

On January 15, 2013, Unified Messaging Solutions, LLC filed suit against Pandora in the U.S. District Court for the District of Delaware alleging that Pandora infringes four UMS patents and seeking injunctive relief and monetary damages. Pandora obtained license rights to the patent-in-suit and the case was dismissed by the court on August 20, 2013.

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

Pandora is also subject to legal proceedings involving musical work royalty rates. On November 5, 2012, Pandora filed a petition in the rate court established by the consent decree between the American Society of Composers, Authors and Publishers (“ASCAP”) and the U.S. Department of Justice in the U.S. District Court for the Southern District of New York for the determination of reasonable license fees and terms for the ASCAP consent decree license applicable to the period January 1, 2011 through December 31, 2015. On June 11, 2013 Pandora filed a motion for partial summary judgment seeking a determination that as a matter of law the publishers alleged to have withdrawn certain rights of public performance by digital audio transmission from the scope of grant of rights ASCAP could license on behalf of such publishers subsequent to the date of Pandora’s request for a license from ASCAP were not valid as to Pandora’s ASCAP consent decree license. ASCAP filed its opposition to the summary judgment motion on July 12, 2013 and Pandora filed a reply to ASCAP’s opposition on July 26, 2013. The parties are awaiting a ruling from the judge on the motions for summary judgment.

On June 13, 2013, Broadcast Music, Inc. (“BMI”) filed a petition in the rate court established by the consent decree between BMI and the U.S. Department of Justice in the U.S. District Court for the Southern District of New York for the determination of reasonable fees and terms for the BMI consent decree license applicable to the period January 1, 2013 through December 31, 2017.  Pandora filed its response on July 19, 2013.

The outcome of any litigation is inherently uncertain. Based on the Company’s current knowledge it believes that the final outcome of the matters discussed above will not likely, individually or in the aggregate, have a material adverse effect on its business, financial position, results of operations or cash flows; however, in light of the uncertainties involved in such matters, there can be no assurance that the outcome of each case or the costs of litigation, regardless of outcome, will not have a material adverse effect on the Company’s business. In particular, rate court proceedings could take years to complete, could be very costly and may result in royalty rates that are materially less favorable than rates the Company currently pays.

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

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements — Continued

6.    Other Long-Term Assets

Other long-term assets consisted of the following:

	As of	As of
	January 31,	July 31,
	2013	2013
	(in thousands)

Other long-term assets:
Patents, net of amortization	$—	$7,939
Restricted cash	829	3,500
Other	1,631	1,725
Total other long-term assets	$2,460	$13,164

In June 2013, the Company purchased certain internet radio-related patents from Yahoo! Inc. for $8.0 million in cash. The Company intends to hold these patents as part of its strategy to protect and defend itself from patent-related litigation. These patents will be amortized over a period of eleven years.

The Company is party to a cash collateral agreement in connection with the issuance of letters of credit that were used to satisfy deposit requirements for facility leases. As of July 31, 2013, $4.0 million cash collateral was considered to be restricted cash, of which $3.5 million was included in other long-term assets and $0.5 million was included in prepaid expenses and other current assets on the Company’s balance sheets. Refer to Note 9 “Debt Instruments” for additional details.

Pending Acquisition

On June 5, 2013, the Company entered into a local marketing agreement to program KXMZ-FM, a Rapid City, South Dakota-area terrestrial radio station. In addition, the Company entered into an agreement to purchase the assets of KXMZ-FM for a total purchase price of approximately $0.6 million in cash, subject to certain closing conditions. As of July 31, 2013, the Company has paid $0.4 million of the purchase price, which is included in the other current assets line item of the Company’s balance sheets.

The completion of the KXMZ-FM acquisition is subject to various closing conditions, which include, but are not limited to, regulatory approval by the Federal Communications Commission. Upon completion of these conditions, the Company expects to account for this acquisition as a business combination.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements — Continued

7.     Accumulated Other Comprehensive Loss

	Foreign	Unrealized Gains
	Currency	(Losses) on
	Translation	Marketable
	Adjustments	Securities	Total
	(in thousands)
Balance as of January 31, 2013	$(3)	$(3)	$(6)
Other comprehensive income (loss)	(50)	3	(47)
Balance as of July 31, 2013	$(53)	$—	$(53)

 Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

8.             Income Taxes

The effective tax rate for the three and six months ended July 31, 2013 was less than one percent based on the estimated tax loss for the fiscal year. There were no material changes to the unrecognized tax benefits in the six months ended July 31, 2013 and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, all years remain open to tax audit.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

9.                       Debt Instruments

The Company is party to a four year, $30.0 million credit facility with a syndicate of financial institutions, which expires on May 12, 2015. The amount of borrowings available under the credit facility at any time is based on the Company’s monthly accounts receivable balance at such time, and the amounts borrowed are collateralized by the Company’s personal property (including such accounts receivable but excluding intellectual property). Under the credit facility, the Company can request up to $5.0 million in letters of credit be issued by the financial institutions.

The credit facility contains customary events of default, conditions to borrowing and covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur debt, incur liens and make distributions to stockholders. The credit facility also includes a financial covenant requiring the maintenance of minimum liquidity of at least $5.0 million. During the continuance of an event of a default, the lenders may accelerate amounts outstanding, terminate the credit facility and foreclose on all collateral.

In July 2013, the Company borrowed approximately $10.0 million from the credit facility to enhance its working capital position. The amount borrowed is included in long-term debt on the Company’s balance sheet. At July 31, 2013, the applicable interest rate for the amount borrowed was 2.94%.

The Company is party to a cash collateral agreement in connection with the issuance of letters of credit that were used to satisfy deposit requirements under facility leases. In June 2013, the Company requested the issuance of $3.2 million in letters of credit in connection with new facility leases. As of July 31, 2013, the Company had $4.0 million of cash collateral that was considered to be restricted cash. Of this amount, $3.5 million is included in other long-term assets and $0.5 million is included in prepaid expenses and other current assets on the Company’s balance sheets.

As of July 31, 2013, the Company had $16.0 million of available borrowing capacity under the credit facility.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

10.                Stock-based Compensation Plans and Awards

The Company’s 2011 Equity Incentive Plan (the “2011 Plan”) provides for the issuance of stock options, restricted stock units and other stock-based awards. The 2011 Plan is administered by the compensation committee of the board of directors of the Company.

Stock Options

The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2012	2013	2012	2013
Expected life (in years)	N/A	6.08	6.67	6.29
Risk-free interest rate	N/A	1.08%	1.52%	1.18%
Expected volatility	N/A	59%	57%	58%
Expected dividend yield	N/A	0%	0%	0%

Restricted Stock Units

The fair value of the restricted stock units (“RSUs”) is expensed ratably over the vesting period. RSUs vest annually on a cliff basis over the service period, which is generally four years. During the three and six months ended July 31, 2013, the Company recorded stock-based compensation expense from RSUs of approximately $7.4 million and $13.2 million.

Stock Option Awards with Both a Service Period and a Market Condition

On March 22, 2012, Mr. Joseph Kennedy, the Company’s Chief Executive Officer, was granted non-statutory stock options to purchase 800,000 shares of common stock with an exercise price of $10.63 per share. This award includes both a service period and a market vesting condition that stipulates that the award will vest if the 60-day trailing volume weighted average price of the Company’s common stock exceeds $21.00 per share, or if there is a sale of the Company for at least $21.00 per share, in each case prior to July 6, 2017. If the market condition is met, the award will vest ratably over four years, beginning on July 6, 2013, subject to severance and change of control acceleration. To the extent that the market condition is not met, the award will not vest and will be cancelled.

The Company used a Monte Carlo simulation to value the award due to the market vesting condition. The following assumptions were used to value the award using the Monte Carlo simulation: 10-year term, risk-free interest rate of 2.33%, expected volatility of 70% and a beginning stock price of $10.63. The grant-date fair value for the award was $6.08 per share.

Announced CEO Departure

On March 7, 2013, the Company announced that it will begin a process to identify a successor to Mr. Kennedy, who will continue in his current role until his successor is named. As a result, the Company re-evaluated certain estimates and assumptions related to the stock-based compensation expense associated with his awards and reduced stock-based compensation expense by $1.7 million during the three months ended April 30, 2013, primarily related to the award with both a service period and a market condition.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

Stock-based Compensation Expenses

Stock-based compensation expenses related to all employee and non-employee stock-based awards was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2012	2013	2012	2013
	(unaudited)		(unaudited)
Stock-based compensation expenses:
Cost of revenue - Other	$304	$495	$567	$951
Product development	1,185	2,525	2,171	4,288
Sales and marketing	2,738	5,138	5,668	9,986
General and administrative	1,810	2,384	3,131	2,698
Total stock-based compensation, recorded in costs and expenses	$6,037	$10,542	$11,537	$17,923

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

11.                Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options and restricted stock units, to the extent dilutive. Basic and diluted net loss per share was the same for the three and six months ended July 31, 2012 and 2013, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2012	2013	2012	2013
Numerator
Net loss	$(5,415)	$(7,787)	$(25,643)	$(36,374)

Denominator
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	167,429	175,343	166,428	174,476
Net loss per share, basic	$(0.03)	$(0.04)	$(0.15)	$(0.21)

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive (in thousands):

	As of July 31,
	2012	2013
Options to purchase common stock	30,437	23,920
Restricted stock units	3,591	9,801
Total common stock equivalents	34,028	33,721

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 31, 2013 filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All references herein to a fiscal year refer to the twelve months ended January 31 of such year, and references to the first, second, third and fourth fiscal quarters refer to the three months ended April 30, July 31, October 31 and January 31, respectively.

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, plans and objectives of management and economic, competitive and technological trends. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 31, 2013. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. We qualify all of our forward-looking statements by these cautionary statements. These and other factors could cause our results to differ materially from those expressed in this Quarterly Report on Form 10-Q.

Some of the industry and market data contained in this Quarterly Report on Form 10-Q are based on independent industry publications, including those generated by Triton Digital Media (“Triton”) or other publicly available information. This information involves a number of assumptions and limitations. Although we believe that each source is reliable as of its respective date, we have not independently verified the accuracy or completeness of this information.

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

Overview

Pandora is the leader in internet radio in the United States, offering a personalized experience for each of our listeners. We have pioneered a new form of radio—one that uses intrinsic qualities of music to initially create stations and then adapts playlists in real-time based on the individual feedback of each listener. As of July 31, 2013, we had approximately 200 million registered users, which we define as the total number of accounts that have been created for our service at period end. As of July 31, 2013 more than 150 million registered users have accessed Pandora through smartphones and tablets. For the three months ended July 31, 2013, we streamed 3.88 billion hours of radio and as of July 31, 2013, we had 71.2 million active users during the prior 30 day period. According to a June 2013 report by Triton, we have more than a 70% share of internet radio among the top 20 stations and networks in the United States. Since we launched our free, advertising-supported radio service in 2005 our listeners have created over 5.0 billion stations.

Since we started the Music Genome Project in 2000, we have continuously built our song catalog, refined the genotyping model and developed proprietary algorithms for building personalized playlists for our listeners based both on our analysis and feedback data from our listeners. In addition, our comedy service leverages similar technology to the technology underlying the Music Genome Project, allowing a listener to choose a favorite comedian or a genre as a seed to start a station and then give feedback to personalize that station.

One key element of our strategy is to make the Pandora service available everywhere that there is internet connectivity. To this end, we make the Pandora service available through a variety of distribution channels. In addition to streaming our service to traditional computers, we have developed Pandora mobile device applications or “apps” for smartphones such as Android, Blackberry and the iPhone, and for tablets including the iPad, Android tablets, and Amazon Kindle Fire tablets. We distribute those mobile apps free to listeners via app stores. Pandora is now available on more than 1,000 integrations, including automobiles, automotive aftermarket devices and consumer electronic devices. In the consumer electronics space, more than 760 consumer electronics devices from third-party distribution partners such as Samsung, Roku and DirecTV make Pandora available in the home. Many automotive partners, including Alpine Electronics, Audiovox, Clarion, Dual Electronics, JVC, Kenwood, Pioneer and Sony, incorporate our application into aftermarket radios. We have also developed relationships with major automobile manufacturers; vehicle models have been made available by Acura, BMW, Buick, Cadillac, Chevrolet, Ford, GMC, Honda, Hyundai, Lexus, Lincoln, Mazda, Mercedes-Benz, MINI, Nissan, Scion, Suzuki and Toyota. Additionally, Dodge, Infiniti, Jeep, Kia and Ram have publicly announced their plans to offer Pandora integration on future vehicles. Holden Ltd., a subsidiary of General Motors, has also launched the first in-car system in Australia to offer full compatibility with Pandora. Under these arrangements, we receive no financial compensation and recognize no revenue from these automotive distribution partners.

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

On June 5, 2013, we entered into a local marketing agreement to program KXMZ-FM, a Rapid City, South Dakota-area terrestrial radio station. In addition, we entered into an agreement to purchase the assets of KXMZ-FM for a total purchase price of approximately $0.6 million in cash, subject to certain closing conditions. These agreements were made in part to allow us to qualify for certain settlement agreements concerning royalties for the public performance of musical works between the Radio Music Licensing Committee (“RMLC”) and the American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), respectively.

Completion of the KXMZ-FM acquisition is subject to various closing conditions. These include, but are not limited to, regulatory approval by the Federal Communications Commission. Upon completion of these conditions, the Company expects to account for this acquisition as a business combination.

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

•                  Cost of Revenue—Content Acquisition Costs.  The number of sound recordings we transmit to users of the Pandora service, as generally reflected by listener hours, drives substantially all of our content acquisition costs, although certain of our licensing agreements require us to pay fees for public performances of musical works based on a percentage of revenue.

We pay royalties to the copyright owners (or their agents) of each sound recording that we stream and to the copyright owner (or their agents) of the musical work embodied in that sound recording, subject to certain exclusions. We record these royalties as content acquisition costs. Under U.S. law, we are granted the right to stream any lawfully released sound recordings, subject to compliance with certain statutory and regulatory requirements, and our acquisition of the right to publicly perform the musical work embodied therein.

Royalties for sound recordings are negotiated with and paid to record labels or to SoundExchange, a performance rights organization (“PRO”) authorized to collect royalties on behalf of all sound recording copyright owners. Royalties for musical works are most often negotiated with and paid to PROs such as ASCAP, BMI, and SESAC or directly to publishing companies such as Sony/ATV. Royalties are calculated based on the number of sound recordings streamed, revenue earned or other usage measures. If sound recording copyright owners and users cannot agree on royalty rates, disputes are resolved by the Copyright Royalty Board, or CRB, on intervals established in the Copyright Act. If ASCAP or BMI, acting as agents for musical work copyright owners, and users cannot agree on royalty rates, disputes are resolved in the respective rate court in the U.S. District Court for the Southern District of New York. SESAC does not currently operate under a consent decree, such that if SESAC, acting as agent for musical work copyright owners, and users cannot agree on royalty rates, SESAC may withhold the right to publicly perform musical works in its repertory. If individual musical work copyright owners (e.g., music publishers) that do not affiliate with a PRO and users cannot agree on royalty rates, such music publisher can withhold the right to publicly perform musical works in its repertory. In November 2012, we filed a petition in rate court to request a determination of reasonable fees and terms with ASCAP and in June 2013, BMI filed a petition in rate court to request a determination of reasonable fees and terms for a BMI license. Refer to Note 5 “Commitment and Contingencies — Legal Proceedings” in the Notes to Condensed Consolidated Financial Statements for more information.

In May 2011, we started streaming spoken word comedy content, for which the underlying literary works are not currently entitled to eligibility for licensing by any PRO for the United States. Rather, pursuant to industry-wide custom and practice, this content is performed absent a specific license from any such performing rights organization. However, we pay royalties to SoundExchange at rates negotiated between representatives of online music services and SoundExchange for the right to stream this spoken word comedy content.

Given the current royalty structures in effect through 2015 with respect to the public performance of sound recordings in the United States, our content acquisition costs increase with each additional listener hour, regardless of whether we are able to generate more revenue. As such, our ability to achieve and sustain profitability and operating leverage depends on our ability to increase our revenue per hour of streaming through increased advertising sales across all of our delivery platforms.

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

As part of our strategy to focus increasingly on broadcast radio and local advertising, we have invested substantial resources in integrating Pandora into major ad-buying platforms so that advertisers can purchase Pandora ads in the same manner as they purchase terrestrial radio advertising. Our ability to realize our long-term potential will be significantly affected by our success in these advertising initiatives, and there is no assurance we will achieve substantial penetration of these markets.

In March 2013, we instituted a 40 hour per month listening limit for our advertising supported service on certain mobile and other connected devices. Listeners who reached this limit could continue to use our ad supported service on these devices by paying $0.99 for the remainder of the month, could listen to our ad supported service on their desktop or laptop computers, or could purchase Pandora One subscriptions for $36 per year or approximately $4 per month. Effective September 1, 2013, we will eliminate this limit primarily due to our improved ability to monetize mobile listening hours. Although we are removing the broad 40 hour per month mobile listening limit, we have implemented other more precise measures that we believe will allow us to moderate the growth of mobile content acquisition costs while minimizing adverse effects on the listener experience.

Our total revenue has grown from $101.3 million and $182.1 million in the three and six months ended July 31, 2012 to $157.4 million and $282.9 million in the three and six months ended July 31, 2013. At the same time, our total costs and expenses have grown from $106.6 million and $207.5 million in the three and six months ended July 31, 2012 to $165.0 million and $318.9 million in the three and six months ended July 31, 2013, principally as a result of the growth in content acquisition costs. As the volume of music we stream to listeners in the United States increases, our content acquisition costs will also increase, regardless of whether we are able to generate more revenue. In addition, we expect to invest heavily in our operations to support anticipated future growth. One of our key objectives is furthering our market leadership in internet radio, which we believe will strengthen our brand and help us to convince advertisers to allocate spending towards our ad products. As such, a central focus is adding, retaining and engaging listeners to build market share and grow our listener hours. For the foreseeable future, we expect that there will be periods during which our ability to monetize listener hours will lag the growth of listener hours. As our business matures, we expect that the growth rate in our listener hours will decline relative to our increased ability to monetize listener hours. However, we expect to incur annual losses on a U.S. GAAP basis in the near term.

Key Metrics

Listener Hours

The table below sets forth our listener hours for the three and six months ended July 31, 2012 and 2013.

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2012	2013	2012	2013
Listener hours (in billions)	3.30	3.88	6.39	8.06

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

Active Users

The table below sets forth our active users as of January 31, 2013 and July 31, 2013.

	As of	As of
	January 31,	July 31,
	2013	2013
Active users (end of period, in millions)	65.6	71.2

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

Advertising revenue per thousand listener hours (ad RPMs)

The table below sets forth our ad RPMs, including total, traditional computer and mobile and other connected devices ad RPMs for the three and six months ended July 31, 2012 and 2013.

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2012	2013	2012	2013

Total ad RPMs	$29.48	$38.87	$27.22	$33.10
Traditional computer	57.14	59.31	51.61	53.43
Mobile and other connected devices	22.17	33.90	20.15	28.22

Ad RPMs.  We track ad RPMs for our free, advertising supported service because it is a key indicator of our ability to monetize advertising inventory created by our listener hours. We focus on total ad RPMs across all of our delivery platforms. Ad RPMs compare advertising revenue generated in a given period to advertising supported listener hours in the period and we believe such total ad RPMs to be the central top-line indicator for evaluating the results of our monetization efforts. We calculate total ad RPMs by dividing advertising revenue generated by the number of thousands of listener hours of our advertising-based service.

We provide estimates of disaggregated ad RPMs for our traditional computer platform as well as our mobile and other connected devices platforms, which we calculate by dividing the estimated advertising revenue generated through the respective platforms by the number of thousands of listener hours of our advertising-based service delivered through such platforms. While we believe that such disaggregated ad RPMs provide directional insight for evaluating our efforts to monetize our service by platform, we do not validate disaggregated ad RPMs to the level of financial statement reporting. Such metrics should be seen as indicative only and as management’s best estimate. We continue to refine our systems and methodologies used to categorize ad RPMs across our delivery platforms. Period-to-period results should not be regarded as precise nor can they be relied upon as indicative of results for future periods. In addition, as our business matures and in response to technological evolutions, we anticipate that the relevant indicators we monitor for evaluating our business may change.

Total ad RPMs. Three and six months ended July 31, 2012 and 2013. Total ad RPMs increased compared to the respective prior year periods due to advertising sales growth outpacing the growth in advertising listener hours, in part, due to the effect of the listening limit on certain mobile and other connected devices.

Traditional computer ad RPMs. Three and six months ended July 31, 2012 and 2013.  Traditional computer ad RPMs increased compared to the respective prior year periods, primarily due to traditional computer revenue growing at a faster pace than listening hours on that platform primarily due to an increase in the number of ads sold.

Mobile and other connected device ad RPMs. Three and six months ended July 31, 2012 and 2013.  Mobile and other connected device ad RPMs increased compared to the respective prior year periods primarily due to mobile and other connected devices revenue growing at a faster pace than listening hours on those platforms due, in part, to the effect of the listening limit on certain mobile and other connected devices.

Total revenue per thousand listener hours (total RPMs)

The table below sets forth our total RPMs, including total, traditional computer and mobile and other connected devices total RPMs for the three and six months ended July 31, 2012 and 2013.

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2012	2013	2012	2013

Total RPMs	$30.68	$40.52	$28.46	$35.07
Traditional computer	55.02	57.37	50.06	52.51
Mobile and other connected devices	23.32	36.17	21.22	30.55

Total RPMs. We track revenue per thousand listener hours (“total RPMs”) for our service because it is a key indicator of our ability to monetize our listener hours. We focus on total RPMs across all of our delivery platforms. Total RPMs compare advertising and subscription services and other revenue generated in a given period to total listener hours in the period. We calculate total RPMs by dividing the total revenue generated by the number of thousands of listener hours.

The estimates used to derive disaggregated total RPMs for our traditional computer platform as well as our mobile and other connected devices platforms are similar to those used to derive ad RPMs. The changes in total RPMs were driven by the same factors mentioned above within the discussion of ad RPMs.

Licensing costs per thousand listener hours (LPMs)

The table below sets forth our total LPMs for the three and six months ended July 31, 2012 and 2013.

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2012	2013	2012	2013

Total LPMs	$18.33	$21.09	$18.19	$20.44

Total LPMs. We track licensing costs per thousand listener hours (“LPMs”) and analyze them in combination with our analysis of RPMs as they provide a key indicator of our profitability. LPMs are relatively fixed licensing costs with scheduled annual rate increases which drive period over period changes in LPMs. The margin on our business improves with growth in ad RPMs and subscription RPMs. Total LPMs in the three and six months ended July 31, 2013 increased compared to the respective prior year periods due to scheduled rate increases.

Basis of Presentation

Revenue

Advertising Revenue. We generate advertising revenue primarily from display, audio and video advertising, which is typically sold on a cost-per-thousand impressions, or CPM, basis. Advertising campaigns typically range from one to twelve months, and advertisers generally pay us based on a minimum number of delivered impressions or the satisfaction of other criteria, such as click-throughs. We may earn referral revenue when, for example, a listener clicks on an advertisement and signs up for membership with an advertiser. We also have arrangements with advertising agencies and brokers pursuant to which we provide the ability to sell advertising inventory on our service directly to advertisers. We report revenue under these arrangements net of amounts due to agencies and brokers. For the three months ended July 31, 2012 and 2013, advertising revenue accounted for 88% and 82% of our total revenue, respectively. For the six months ended July 31, 2012 and 2013, advertising revenue accounted for 88% and 83% of our total revenue, respectively, and we expect that advertising will comprise a substantial majority of revenue for the foreseeable future. Advertising revenue decreased as a percentage of total revenue due to higher subscription sales partially driven by the implementation of the mobile listening limit.

Subscription Services and Other Revenue. Subscription revenue is generated through the sale of a premium version of the Pandora service which currently includes advertisement-free access and higher audio quality on the devices that support it. Subscription revenue derived from direct sales to listeners is recognized on a straight-line basis over the duration of the subscription period, although in certain cases described below subscription revenue is currently subject to deferral pending the expiration of refund rights. For the three months ended July 31, 2012 and 2013, subscription services and other revenue accounted for 12% and 18% of our total revenue, respectively. For the six months ended July 31, 2013 and 2013, subscription services and other revenue accounted for 12% and 17% of our total revenue, respectively. Subscription services revenue increased as a percentage of total revenue due to higher subscription sales partially driven by the implementation of the mobile listening limit. We do not expect the growth rate of subscribers that we experienced as a result of the instituting the mobile listening limit to continue after the listening limit is eliminated.

Deferred Revenue. Our deferred revenue consists principally of both prepaid but unrecognized subscription revenue and advertising fees received or billed in advance of the delivery or completion of the delivery of services. Deferred revenue is recognized as revenue when the services are provided and all other revenue recognition criteria have been met.

In addition, subscription revenue derived from sales through some mobile operating systems may be subject to refund or cancellation terms which may affect the timing or amount of the subscription revenue recognition. When refund rights exist, we recognize revenue when services have been provided and the rights lapse or when we have developed sufficient transaction history to estimate a reserve. As of July 31, 2013, we had deferred all revenue subject to refund rights totaling approximately $12.8 million, as we do not currently have sufficient history to estimate a reserve.

Costs and Expenses

Costs and expenses consist of cost of revenue — content acquisition costs, cost of revenue — other, product development, sales and marketing and general and administrative expenses. Cost of revenue — content acquisition costs are the most significant component of our costs and expenses followed by employee-related costs, which includes stock-based compensation expenses. We expect to continue to hire additional employees in order to support our anticipated growth and our product development initiatives. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue. We anticipate that our costs and expenses will increase in the future.

Cost of revenue—Content Acquisition Costs. Principally consist of royalties paid for streaming music or other content to our listeners. Royalties are calculated using negotiated rates documented in master royalty agreements and are based on both percentage of revenue and listening metrics. For example in the three and six months ended July 31, 2012 and 2013, under some royalty arrangements we paid a fee per public performance of a sound recording, while in other cases we paid royalties based on a percentage of our revenue. In still other cases we pay royalties based on a formula that involves a combination of these metrics.

We periodically test our royalty calculation methods to ensure we are accurately reporting and paying royalties. Some of our licensors may have the right to audit our playlist and payment records, and any such audit could result in disputes over whether we have paid the proper royalties. If such a dispute were to occur, we could be required to pay additional royalties and the costs of an audit in the event of an underpayment. The amounts involved could be material.

For royalty arrangements under negotiation, we accrue for estimated royalties based on the available facts and circumstances and adjust these estimates as more information becomes available. The results of any finalized negotiation may be materially different from our estimates.

In July 2009 we, together with other webcasters, negotiated new royalty rates on performances with SoundExchange for calendar years 2006 to 2015. The agreement provided alternative rates that were reduced from those eventually established by the CRB for calendar years 2006 to 2010 and established new rates for calendar years 2011 to 2015.

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

Product Development. Consists of employee compensation, information technology, consulting, facilities-related expenses and costs associated with supporting consumer connected-device manufacturers in implementing our service in their products. We incur product development expenses primarily for improvements to our website and the Pandora app, development of new advertising products and development and enhancement of our personalized station(s) generating system. We have generally expensed product development as incurred. Certain website development and internal use software development costs may be capitalized when specific criteria are met. In such cases, the capitalized amounts are amortized over the useful life of the related application once the application is placed in service. We intend to continue making significant investments in developing new products and enhancing the functionality of our existing products.

Sales and Marketing. Consists of employee and employee-related costs including salaries, commissions and benefits related to employees in sales, marketing and advertising departments. In addition, sales and marketing expenses include external sales and marketing expenses such as third-party marketing, branding, advertising, and public relations expenses, transactional subscription processing fees on mobile platforms, and infrastructure costs such as facility and other supporting overhead costs. We expect sales and marketing expenses to increase as we hire additional personnel to build out our sales force and ad operations team and expand our business development team to establish relationships with manufacturers of an increasing number of connected devices.

General and Administrative. Consists of employee and employee-related costs consisting of salaries and benefits for finance, accounting, legal, internal information technology and other administrative personnel. In addition, general and administrative expenses include professional services costs for outside legal and accounting services, and infrastructure costs for facility, supporting overhead costs and merchant and other transaction costs, such as credit card fees. We expect to incur significant additional expenses in future periods as we continue to invest in corporate infrastructure, including adding personnel and systems to our finance and administrative functions.

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

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2012	2013	2012	2013

Revenue:
Advertising	88%	82%	88%	83%
Subscription services and other	12	18	12	17
Total revenue	100	100	100	100
Costs and expenses:
Cost of revenue — Content acquisition costs	60	52	64	58
Cost of revenue — Other(1)	7	7	8	7
Product development(1)	4	5	5	5
Sales and marketing (1)	23	29	26	30
General and administrative(1)	10	12	12	12
Total costs and expenses	104	105	114	112
Loss from operations	(4)	(5)	(14)	(12)
Other income (expense):
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other expense, net	—	—	—	—
Loss before provision for income taxes	(4)	(5)	(14)	(12)
Provision for income taxes	—	—	—	—
Net loss	(4)%	(5)%	(14)%	(12)%

(1) Includes stock-based compensation as follows:

Cost of revenue - Other	0.3%	0.3%	0.3%	0.3%
Product development	1.2	1.6	1.2	1.5
Sales and marketing	2.7	3.3	3.1	3.5
General and administrative	1.8	1.5	1.7	1.0

Comparison of the Three and Six Months Ended July 31, 2012 and 2013

Revenue

	Three Months Ended			Six Months Ended
	July 31,			July 31,
	2012	2013	$ Change	2012	2013	$ Change
	(in thousands)			(in thousands)
Advertising	$89,384	$128,520	$39,136	$159,981	$233,666	$73,685
Subscription services and other	11,883	28,835	16,952	22,070	49,199	27,129
Total revenue	$101,267	$157,355	$56,088	$182,051	$282,865	$100,814

Revenue. Three months ended 2012 compared to 2013. Advertising revenue increased $39.1 million or approximately 45% in the three months ended July 31, 2013, primarily due to an approximate 35% increase in the number of ads delivered, as well as an increase in the average price per ad of approximately 5% due to fluctuations in the sales distribution mix amongst direct sales, third-party network sales, and other channels and the platform mix between traditional computer and mobile and other connected devices.  The increase in the number of ads delivered was primarily due to an increase in total advertising listener hours of approximately 9% which increased the volume of advertising inventory as well as an increase in our sales force by approximately 75% year-over-year to sell such advertising inventory. Subscription revenue increased $17.0 million, or 143%, due to an increase in the number of subscribers, partially driven by the implementation of the mobile listening limit.

Revenue. Six months ended 2012 compared to 2013. Advertising revenue increased $73.7 million or approximately 45% in the six months ended July 31, 2013, primarily due to an approximate 55% increase in the number of ads delivered, partially offset by a decrease in the average price per ad of approximately 5% due to fluctuations in the sales distribution mix amongst direct sales, third-party network sales, and other channels and the platform mix between traditional computer and mobile and other connected devices.  The increase in the number of ads delivered was primarily due to an increase in total advertising listener hours of approximately 20% which increased the volume of advertising inventory as well as an increase in our sales force by approximately 75% year-over-year to sell such advertising inventory. Subscription revenue increased $27.1 million, or 123%, due to an increase in the number of subscribers, partially driven by the implementation of the mobile listening limit.

Total Ad RPMs

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2012	2013	2012	2013

Total ad RPMs	$29.48	$38.87	$27.22	$33.10

Total ad RPMs. Three and six months ended July 31, 2012 and 2013.   Total ad RPMs increased compared to the respective prior year periods due to advertising sales growth outpacing the growth in advertising listener hours, in part, due to the effect of the listening limit on certain mobile and other connected devices.

Costs and Expenses

Cost of Revenue - Content acquisition costs

	Three Months Ended			Six Months Ended
	July 31,			July 31,
	2012	2013	$ Change	2012	2013	$ Change
	(in thousands)			(in thousands)
Cost of Revenue - Content acquisition costs	$60,522	$81,880	$21,358	$116,340	$164,733	$48,393

The following table presents our estimated content acquisition costs for our advertising-based service attributable to our traditional computer platform and our mobile and other connected devices platforms as percentages of the estimated advertising revenue attributable to such platforms.

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2012	2013	2012	2013
Traditional computer	32%	33%	35%	36%
Mobile and other connected devices	77%	55%	85%	65%

The majority of our royalties are payable based on a fee per public performance of a sound recording, while in other cases our royalties are payable based on a percentage of our revenue or a formula that involves a combination of per performance and revenue metrics. We estimate our advertising-based content acquisition costs attributable to specific platforms by allocating costs from royalties payable based on a fee per track to the platform for which the track is served and by allocating costs from royalties based on a percentage of our revenue in accordance with the overall percentage of our revenue estimated to be attributable to such platforms. While we believe that comparing disaggregated content acquisition costs and revenues across our delivery platforms may provide directional insight for evaluating our efforts to monetize the rapid adoption of our service on mobile and other connected devices, we do not validate such disaggregated metrics to the level of financial statement reporting. We continue to refine our systems and methodologies used to categorize such metrics across our delivery platforms and the period-to-period comparisons of results are not necessarily indicative of results for future periods.

Three months ended 2012 compared to 2013. Content acquisition costs increased $21.4 million due to increased royalty payments driven by increased listener hours and higher royalty rates due to scheduled rate increases, and increased revenue. Content acquisition costs as a percentage of total revenue decreased from 60% to 52%, primarily due to an increase in advertising sales and the effect of the mobile listening limit, partially offset by scheduled rate increases. Estimated content acquisition costs as a percentage of the advertising revenue attributable to our traditional computer platform increased from 32% to 33%, as rate increases were offset by growth in advertising sales on that platform. Estimated content acquisition costs as a percentage of the advertising revenue attributable to our mobile and other connected devices platforms decreased from 77% to 55%, primarily due to an increase in advertising sales on those platforms and the effect of the mobile listening limit, partially offset by scheduled rate increases.

Six months ended 2012 compared to 2013. Content acquisition costs increased $48.4 million due to increased royalty payments driven by increased listener hours and higher royalty rates due to scheduled rate increases, and higher revenue. Content acquisition costs as a percentage of total revenue decreased from 64% to 58%, primarily due to an increase in advertising sales and the effect of the mobile listening limit, partially offset by scheduled rate increases. Estimated content acquisition costs as a percentage of the advertising revenue attributable to our traditional computer platform increased from 35% to 36%, as rate increases were offset by growth in advertising sales on that platform. Estimated content acquisition costs as a percentage of the advertising revenue attributable to our mobile and other connected devices platforms decreased from 85% to 65%, primarily due to an increase in advertising sales on those platforms and the effect of the mobile listening limit, partially offset by scheduled rate increases.

Cost of Revenue — Other

	Three Months Ended			Six Months Ended
	July 31,			July 31,
	2012	2013	$ Change	2012	2013	$ Change
	(in thousands)			(in thousands)
Cost of revenue — Other	$7,514	$11,037	$3,523	$14,431	$20,816	$6,385

Three months ended 2012 compared to 2013. Cost of revenue increased $3.5 million primarily due to a $2.5 million increase in hosting and ad serving costs as a result of an approximate 20% increase in listener hours.

Six months ended 2012 compared to 2013. Cost of revenue increased $6.4 million primarily due to a $4.6 million increase in hosting and ad serving costs as a result of an approximate 25% increase in listener hours and a $1.2 million increase in employee-related expenses driven by an approximate 30% increase in headcount.

Product Development

	Three Months Ended			Six Months Ended
	July 31,			July 31,
	2012	2013	$ Change	2012	2013	$ Change
	(in thousands)			(in thousands)
Product development	$4,475	$7,926	$3,451	$8,594	$14,959	$6,365

Three months ended 2012 compared to 2013. Product development expenses increased $3.5 million primarily due to a $3.3 million increase in employee-related expenses driven by an approximate 65% increase in headcount.

Six months ended 2012 compared to 2013. Product development expenses increased $6.4 million primarily due to a $5.8 million increase in employee-related expenses driven by an approximate 65% increase in headcount.

Sales and Marketing

	Three Months Ended			Six Months Ended
	July 31,			July 31,
	2012	2013	$ Change	2012	2013	$ Change
	(in thousands)			(in thousands)
Sales and marketing	$23,457	$45,794	$22,337	$46,917	$85,877	$38,960

Three months ended 2012 compared to 2013. Sales and marketing expenses increased $22.3 million primarily due to a $13.9 million increase in employee-related costs and a $1.6 million increase in facilities and equipment expenses, driven by an approximate 70% increase in headcount, and a $4.9 million increase in transaction processing fees for subscription purchases on mobile platforms.

Six months ended 2012 compared to 2013. Sales and marketing expenses increased $39.0 million primarily due to a $24.4 million increase in employee-related costs and a $2.7 million increase in facilities and equipment expenses, driven by an approximate 70% increase in headcount, and a $7.9 million increase in transaction processing fees for subscription purchases on mobile platforms.

General and Administrative

	Three Months Ended			Six Months Ended
	July 31,			July 31,
	2012	2013	$ Change	2012	2013	$ Change
	(in thousands)			(in thousands)
General and administrative	$10,602	$18,352	$7,750	$21,214	$32,561	$11,347

Three months ended 2012 compared to 2013. General and administrative expenses increased $7.8 million primarily due to a $3.4 million increase in professional fees and a $2.1 million increase in employee-related expenses, driven by an approximate 55% increase in headcount.

Six months ended 2012 compared to 2013. General and administrative expenses increased $11.3 million primarily due to a $4.4 million increase in professional fees, a $3.2 million increase in employee-related expenses and a $1.5 million increase in facilities and equipment expenses, driven by an approximate 55% increase in headcount, and a $1.3 million increase in recruiting costs.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements and as of July 31, 2013 we had no such arrangements. There has been no material change in our contractual obligations other than in the ordinary course of business since our fiscal year ended January 31, 2013.

Quarterly Trends

Our operating results fluctuate from quarter to quarter as a result of a variety of factors. We expect our operating results to continue to fluctuate in future quarters.

Our results may reflect the effects of some seasonal trends in listener behavior due to increased internet usage and sales of media-streaming devices during certain vacation and holiday periods. For example, we expect to experience increased usage during the fourth quarter of each calendar year due to the holiday season, and in the first quarter of each calendar year due to increased use of media-streaming devices received as gifts during the holiday season. We may also experience higher advertising sales during the fourth quarter of each calendar year due to greater advertiser demand during the holiday season and lower advertising sales during the first quarter of each calendar year due to seasonally adjusted advertising demand. We believe these seasonal trends have affected, and will continue to affect our operating results, particularly as increases in content acquisition costs from increased usage are not offset by increases in advertising sales in the first calendar quarter. We believe that our business may become more seasonal in the future and that such seasonal variations in listener behavior may result in fluctuations in our financial results.

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

The growth in listener hours on mobile and other connected devices was tempered in the three and six months ended July 31, 2013 by the implementation of the mobile listening limit for our advertising supported service on certain mobile and other connected devices. Effective September 1, 2013, we will eliminate this limit primarily due to our improved ability to monetize mobile listening hours. Although we are removing the broad 40 hour per month mobile listening limit, we have implemented other more precise measures that we believe will allow us to moderate the growth of mobile content acquisition costs while minimizing adverse effects on the listener experience. To the extent we take steps such as these to affect usage on a particular platform, trends in usage may be obscured or changed and comparisons across periods may not be meaningful.

Liquidity and Capital Resources

As of July 31, 2013 we had cash, cash equivalents and short-term investments totaling $68.9 million, which consisted of cash and money market funds held at major financial institutions, commercial paper and investment-grade corporate debt securities. Our principal uses of cash during the three and six months ending July 31, 2013 were funding our operations, as described below, and capital expenditures.

Sources of Funds

We believe, based on our current operating plan, that our existing cash and cash equivalents and available borrowings under our credit facility will be sufficient to meet our anticipated cash needs for at least the next twelve months.

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

Our Indebtedness

Credit Facility. We are party to a four year, $30.0 million credit facility with a syndicate of financial institutions, which expires on May 12, 2015. The amount of borrowings available under the credit facility at any time is based on our monthly accounts receivable balance at such time, and the amounts borrowed are collateralized by our personal property (including such accounts receivable but excluding intellectual property). Under the credit facility, we can request up to $5.0 million in letters of credit be issued by the financial institutions.

As of July 31, 2013, we had $4.0 million in letters of credit outstanding, of which $3.5 million was included in other long-term assets and $0.5 million was included in prepaid expenses and other current assets, $10.0 million in borrowings outstanding, and had $16.0 million of available borrowing capacity under the credit facility. Refer to Note 9 “Debt Instruments” in the Notes to Condensed Consolidated Financial Statements for further details regarding our credit facility.

Capital Expenditures

Consistent with previous periods, future capital expenditures will primarily focus on acquiring additional hosting equipment and general corporate infrastructure. We believe that our existing cash, cash equivalents, short-term investments and available borrowings are sufficient to fund our anticipated capital expenditures.

Historical Trends

The following table summarizes our cash flow data for the six months ended July 31, 2012 and 2013.

	Six Months Ended
	July 31,
	2012	2013
	(in thousands)
	(unaudited)
Net cash used in operating activities	$(7,734)	$(14,927)
Net cash provided by (used in) investing activities	9,580	(14,348)
Net cash provided by financing activities	3,567	17,218

Operating Activities

In the six months ended July 31, 2013, net cash used in operating activities was $14.9 million, including our net loss of $36.4 million and non-cash charges of $23.0 million, primarily related to $17.9 million in stock-based compensation charges. Net cash used in operating activities benefited from a $14.6 million increase in deferred revenue from the prior period primarily due to an increase in customers purchasing subscriptions for Pandora One, partially driven by the implementation of the mobile listening limit.

In the six months ended July 31, 2012, net cash used in operating activities was $7.7 million, primarily due to our net loss of $25.6 million, offset by non-cash charges of $15.2 million, primarily related to $11.5 million in stock-based compensation charges.

Investing Activities

Cash used in investing activities in the six months ended July 31, 2013 was $14.3 million primarily due to $10.6 million for capital expenditures for server equipment and leasehold improvements and $8.0 million for the purchase of patents, offset by $7.9 million in net proceeds from maturities of short-term investments.

Cash provided by investing activities in the six months ended July 31, 2012 was $9.6 million, primarily due to $13.5 million in net proceeds from maturities of short-term investments and $3.9 million in capital expenditures primarily related to leasehold improvements.

Financing Activities

Cash provided by financing activities in the six months ended July 31, 2013 was $17.2 million consisting primarily of proceeds from the credit facility draw down of $10.0 million and cash proceeds from the issuance of common stock of $7.2 million.

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

Since our Annual Report on Form 10-K for the fiscal year ended January 31, 2013, we have determined that our accounting policy and estimate related to royalties for performance rights is critical.

Royalties for Performance Rights of Musical Works

We incur royalty expenses from our public performance of musical works. This includes royalties that we pay for public performance rights to the owners of those musical works or their agents, such as ASCAP, BMI, and SESAC. In 2010 and 2012, we elected to terminate our agreements with ASCAP and BMI, respectively. Recent court proceedings, the purported withdrawal of certain performance rights with respect to certain musical works by certain music publishers from the ASCAP and BMI catalogs, and our recent entry into a local marketing agreement to program KXMZ-FM, in part to allow Pandora to qualify for the current ASCAP and BMI license agreements available to owners of one or more commercial radio stations, have highlighted uncertainties for the royalty rates payable to these organizations and to musical copyright owners. We record a liability for public performance royalties based on our best estimate of the amount owed to each licensor, PROs or individual copyright owners, based on historical rates, third-party evidence, and legal developments consistent with our past practices. For each quarterly period, we evaluate our estimates to assess the adequacy of recorded liabilities. If actual royalty rates differ from estimates, revisions to the estimated royalty liabilities may be required, which could materially affect our results of operations.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Fluctuation Risk

Our exposure to interest rates relates to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments. We are party to a four year, $30.0 million credit facility with a syndicate of financial institutions, which expires on May 12, 2015. Any outstanding borrowings under the credit facility bear a variable interest rate and therefore the interest we pay as well as the fair value of our outstanding borrowings will fluctuate as changes occur in certain benchmark interest rates.

As of July 31, 2013, we had drawn approximately $10.0 million in debt from the credit facility. At July 31, 2013, the applicable interest rate for the amounts borrowed was approximately 2.94%. Based on this outstanding debt, a hypothetical change in interest rates of 1% would have approximately a $0.1 million effect on interest expense over a one-year period.

Except as noted above, there have been no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2013. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 31, 2013.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended July 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The material set forth in Note 5 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

There have been no material changes to the Risk Factors described under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013, other than as set forth below. The risk factors below, all of which originally appear in our Annual Report on Form 10-K, have been updated to reflect additional information regarding third party measurement of our service and royalty payments, among other things.

Unavailability of, or fluctuations in, third-party measurements of our audience may adversely affect our ability to grow advertising revenue.

Selling ads, locally and nationally, requires that we demonstrate to advertisers that our service has substantial reach and usage. Third-party measurements may not reflect our true listening audience and their underlying methodologies are subject to change at any time. In addition, the methodologies we apply to measure the key metrics that we use to monitor and manage our business may differ from the methodologies used by third-party measurement service providers. For example, we calculate listener hours based on the total bytes served for each track that is requested and served from our servers, as measured by our internal analytics systems, whether or not a listener listens to the entire track. By contrast, certain third-party measurement service providers may calculate and report the number of listener hours using a client-based approach, which measures time elapsed during listening sessions. Measurement technologies for mobile and consumer electronic devices may be even less reliable in quantifying the reach and usage of our service, and it is not clear whether such technologies will integrate with our systems or uniformly and comprehensively reflect the reach and usage of our service. While we have been working with third-party measurement service providers, these providers have not yet developed uniform measurement systems that comprehensively measure the reach and usage of our service. In order to demonstrate to potential advertisers the benefits of our service, we must supplement third-party measurement data with our internal research, which may be perceived as less valuable than third-party numbers. If such third-party measurement providers report lower metrics than we do, or if there is wide variance among reported metrics, our ability to convince advertisers of the benefits of our service could be adversely affected.

The lack of accurate cross-platform measurements for Internet radio and broadcast radio may adversely affect our ability to grow advertising revenue.

Pandora has invested substantial resources to create accurate cross-platform measurements for Internet radio and broadcast radio in the major automated media-buying platforms, creating a one-stop shop that enables media buyers to compare Internet radio audience reach with terrestrial radio audience reach using traditional broadcast radio metrics. To achieve this result, we currently rely on third parties such as Triton to quantify the reach and usage of our service, and on media buying companies to provide Internet radio metrics side-by-side with terrestrial radio metrics in media-buying platforms.

We have also partnered with media buying companies which show Internet radio measurements alongside terrestrial metrics in the media buying systems that media buyers use to purchase advertising. Media buying companies receive measurement metrics from third parties, such as Triton for Internet radio, and Arbitron and Nielsen for more traditional media like terrestrial radio and television.  Media buying companies may choose not to show, or may be prohibited by third party measurement services that measure terrestrial radio and other traditional media from showing, Internet radio metrics alongside traditional terrestrial metrics. Our ability to realize our long-term potential will be significantly affected by our success in these advertising initiatives, and there is no assurance we will achieve substantial penetration of these advertising markets.

We depend upon third-party licenses for the right to publicly perform musical works and a change to or loss of these licenses could increase our content acquisition costs, reduce the sound recordings that we perform on the service or adversely affect our ability to retain and expand our listener base, and therefore could adversely affect our business.

To secure the rights to publicly perform musical works embodied in sound recordings over the internet, we obtain licenses from or for the benefit of copyright owners and pay royalties to copyright owners or their agents. Copyright owners of musical works are vigilant in protecting their rights and currently are seeking substantial increases in the rates applicable to the public performance of such works. There is no guarantee that the licenses available to us now will continue to be available in the future or that such licenses will be available at the royalty rates associated with the current licenses. If we are unable to secure and maintain rights to publicly perform musical works or if we cannot do so on terms that are acceptable to us, our ability to perform music content to our listeners, and consequently our ability to attract and retain advertisers, will be adversely impacted.

Copyright owners of musical works have traditionally relied on performance rights organizations to negotiate so-called “blanket” licenses with copyright users. We have traditionally obtained the rights to publicly perform musical works embodied in sound recordings over the internet from, and pay and have paid license fees to, the three major performance rights organizations in the United States: ASCAP, BMI and SESAC. These organizations represent the rights of affiliated songwriters and music publishers, negotiate with copyright users such as us, collect royalties and distribute those royalties to the copyright owners they represent. Performing rights organizations have the right to audit our playlists and royalty payments, and any such audit could result in disputes over whether we have paid the proper royalties. If such a dispute were to occur, we could be required to pay additional royalties and audit fees. The amounts involved could be material. We currently operate under a final agreement with SESAC, however, this agreement is subject to termination by either party in accordance with its terms at the end of each yearly term, and there is no guarantee that the associated royalty rate available to us now will be available to us in the future. We currently operate under interim agreements with BMI and ASCAP, which pursuant to their respective consent decrees entered into with the U.S. Department of Justice cannot refuse to grant us licenses for the public performance of the musical works in their respective repertories. The number of works administered by ASCAP and BMI may fluctuate over time and may be subject to the withdrawal of certain rights by individual ASCAP and BMI-affiliated music publishers for certain types of transmissions by certain types of services, such as Pandora. The decrease in the works licensed by ASCAP and BMI may require more direct licensing by Pandora with individual music publishers. Rates payable to BMI and ASCAP can be set, in the absence of a negotiated agreement, by the respective rate courts established pursuant to such decrees in the U.S. District Court for the Southern District of New York. SESAC and individual publishers are not subject to a mandatory licensing obligation and could withhold the rights to all of the musical works which they administer. The loss of the musical works represented by ASCAP, BMI and SESAC or individual publishers could diminish the appeal of our service to listeners, as we would not be able to perform sound recordings if we did not have authorization to publicly perform the musical works embodied in such sound recordings.

In 2010, we elected to terminate our prior agreement with ASCAP as of December 31, 2010 and in 2012 we elected to terminate our prior agreement with BMI as of December 31, 2012 because we believed that the royalty rates and terms sought by ASCAP and BMI were in excess of rates paid by our largest competitors. Notwithstanding our termination of these agreements, the musical works administered by ASCAP and BMI are licensed to us pursuant to the provisions of their respective consent decrees, although there is a question before the ASCAP rate court as to whether the ASCAP repertory may be diminished during the term of our consent decree licenses if certain ASCAP member publishers purportedly withdraw certain performance rights from ASCAP for certain types of transmissions by certain types of licensees such as Pandora. To the extent the ASCAP repertory may diminish during the term of our consent decree license, our content acquisition costs could be increased by the need to obtain direct licenses from individual music publishers for such rights, the number of sound recordings that we perform on the service may be reduced or our ability to retain and expand our listener base could be adversely affected. A similar issue with respect to purported withdrawals exists in our pending rate case with BMI. We may also pay reduced amounts to ASCAP and BMI if their repertories are reduced and the rate set for those repertories is adjusted to reflect the diminished size of the catalog of licensable musical works. In September 2011, we changed the method we used to calculate royalties due to ASCAP following the execution of an interim arrangement for the period commencing January 1, 2011, pending a final determination of new rates. In November 2012, we filed a petition in rate court to request a determination of reasonable fees and terms with ASCAP and in June 2013, BMI filed a petition in rate court to request a determination of reasonable fees and terms with BMI. The rate court proceedings can take years to complete and can be very costly. There is no guarantee that final rates established by mutual agreement or by a rate court determination would establish royalty rates more favorable to us than those we previously paid pursuant our terminated agreements with ASCAP and/or BMI or those that we pay pursuant to our interim arrangements with ASCAP and/or BMI.

Recent court proceedings, the purported withdrawal of certain music publishers from the ASCAP and BMI catalogs, and our recent entry into a local marketing agreement to program KXMZ-FM, in part to allow Pandora to qualify for the current ASCAP and BMI license agreements available to owners of one or more commercial radio stations, have highlighted uncertainties for the royalty rates payable to these organizations. For example, we could be liable for both increased royalty rates going forward and a potential true-up of royalty payments in excess of any interim royalties paid for the period following December 31, 2010 with respect to ASCAP and/or for the period following December 31, 2012 with respect to BMI. We record a liability for public performance royalties based on our best estimate of the amount owed to each organization based on historical rates, third-party evidence, and legal developments. For each quarterly period, we evaluate our estimates to assess the adequacy of recorded liabilities. If actual royalty rates differ from estimates, revisions to the estimated royalty liabilities may be required, which could materially affect our results of operations. For our fiscal year ended January 31, 2013, we incurred content acquisition costs for the public performance of musical works representing 4.3% of our total revenue for that period.

We do not currently pay so-called “mechanical royalties” to music publishers for the reproduction and distribution of musical works embodied in transitory copies used to make streams audible to our listeners. Although not currently a matter of dispute, if music publishers were to change their position and seek that we pay mechanical royalties, and a final judgment were entered by a court requiring that payment, our royalty obligations could increase significantly, which would increase our operating expenses and harm our business and financial interests. In May 2011, we started streaming spoken word comedy content, for which the underlying literary works are not currently entitled to eligibility for licensing by any performing rights organization for the United States. While pursuant to industry-wide custom and practice this content is performed absent a specific license from any such performing rights organization, there can be no assurance that this will not change or that we will not otherwise become subject to additional licensing costs for spoken word comedy content imposed by performing rights organizations in the future.

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

If music publishers effectuate withdraws of all or a portion of their catalogs from ASCAP, BMI or SESAC, we may no longer be able to obtain licenses for such publisher’s withdrawn catalogs. Under these circumstances, we would either need to enter into direct licensing arrangements with such music publishers or remove those musical works from the service, including any sound recordings in which such musical works are embodied. For example, EMI purportedly withdrew certain rights from ASCAP to license the public performance of its works in May 2011. As a result we entered into a separate license agreement with EMI in March 2012. Sony/ATV, which led a consortium to acquire EMI in June 2012, announced its intention to withdraw from ASCAP and BMI certain rights to license the public performance of its works effective December 31, 2012. As a result, we entered into a separate license agreement with EMI Entertainment World Inc. for the catalog formerly licensed to us through BMI and with Sony/ATV Music Publishing, LLC for the catalog formerly licensed to us through ASCAP and BMI. Each of these three agreements expires December 31, 2013. Other publishers have signaled their intent to withdraw all or a portion of their catalogs from ASCAP and BMI and we have entered into a direct license with Universal Music Publishing Group (“UMPG”) for the period commencing July 1, 2013 to the extent it is determined that UMPG’s works are no longer licensable by ASCAP for a service such as Pandora or are not subject to licensing by Pandora pursuant to an RMLC license. Although we continue to be licensed by the PROs, it is currently unclear what specific effect a publisher’s purported limited withdrawal of rights to public performances by means of digital transmissions from a PRO would have on us. If we are unable to reach an agreement with respect to the repertoire of any music publisher which successfully withdraws all or a portion of its catalog(s) from a PRO, or if we are forced to enter into direct licensing agreements with such publishers at rates higher than those currently set by the PROs (or higher than those set by the U.S. District Court having supervisory authority over ASCAP and BMI) for the performance of musical works, or if there is uncertainty as to what rights are administered by any particular PRO or publisher, our ability to stream music content to our listeners may be limited or our content acquisition costs may increase, and this could adversely affect our business, financial condition and results of operations.

We operate under and pay royalties pursuant to statutory licensing structures for the reproduction and public performance of sound recordings that could change or cease to exist, which would adversely affect our business.

We currently operate under statutory and compulsory licensing regimes and structures that may change or cease to exist. We must pay performance rights royalties for the digital audio transmission of sound recordings. Subject to our ongoing compliance with numerous statutory conditions and regulatory requirements for a noninteractive service, we are permitted to operate under a federal statutory license that allows the streaming in the U.S. of any sound recording lawfully released to the public. We are also permitted to make reproductions of sound recordings on computer servers pursuant to a separate statutory license designed to facilitate the making of transmissions. There is no guarantee that we will continue to be eligible to operate under these statutory licenses. For example, if a court were to determine that we operate an interactive streaming service or make reproductions of sound recordings outside the statutory license, we would have to negotiate license agreements with sound recording copyright owners individually, a time consuming and expensive undertaking that would jeopardize our ability to stream all music currently in our library and could result in royalty costs that are prohibitively expensive. In addition, if copyright owners object to the functionality or transmission methods of our service, we could lose our eligibility to operate under the statutory licenses. Our ability to avoid negotiating separate agreements with the many copyright owners of sound recordings depends on these two statutory licenses, and if we were to no longer qualify for operation under, or violate the provisions of the statutory licenses, we could be subject to significant liability for copyright infringement and may no longer be able to operate under our existing licensing regime. For our fiscal year ended January 31, 2013 we incurred SoundExchange related content acquisition costs representing 55.9% of our total revenue for that period.

The rates to be paid for the streaming of sound recordings pursuant to the statutory licenses can be established by either negotiation or through a rate proceeding conducted by the CRB, a tribunal established within the U.S. Library of Congress. In 2007, the CRB set royalty rates for the online streaming of sound recordings for 2006 through 2010 that were so high that the cost for streaming sound recordings alone would have been unsustainable under our current business model. In response to the lobbying efforts of internet webcasters, including us, Congress passed the Webcaster Settlement Acts of 2008 and 2009, which permitted webcasters and SoundExchange, the sole entity designated by the CRB to collect and distribute the statutory royalties paid by internet webcasters such as us, to negotiate alternative rates to those established by the CRB for the years 2006 through 2015. In July 2009, certain webcasters reached an agreement with SoundExchange, establishing alternative rates that were reduced from those eventually established by the CRB. The reduced alternative rates under this agreement will apply through 2015. There can be no assurance that the per performance rates established by the CRB for the period 2016 through 2020 will not exceed those of the previous period. We do not know what rates will be available to us following that period and there is no guarantee that the royalty structure that emerged from the negotiations with SoundExchange pursuant to the Webcaster Settlement Acts will be available after 2015. The CRB, which still has rate-making authority over us upon expiration of our agreement with SoundExchange, has consistently established royalty rates that would, if paid by us, consume an unsustainable percentage of our revenue. If we are unable to reach a new agreement with SoundExchange for the period after 2015, our content acquisition costs may significantly increase, which could harm our financial condition and inhibit the implementation of our business plan.

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

Assertions by third parties of violations under state law with respect to the public performance and reproduction of pre-1972 sound recordings could result in significant costs and substantially harm our business and operating results.

Sound recordings made on or after February 15, 1972 fall within the scope of federal copyright protection. Subject to our ongoing compliance with numerous federal statutory conditions and regulatory requirements for a non-interactive service, we are permitted to operate under a statutory license that allows the streaming in the U.S. of any such sound recording lawfully released to the public and permits us to make reproductions of such sound recordings on computer servers pursuant to a separate statutory license designed to facilitate the making of such transmissions. Protection of sound recordings created prior to the advent of federal protection remains governed by a patchwork of state statutory and common laws. To our knowledge, none of those laws has to date been applied to require comparable licenses to those applicable under federal copyright law as a condition of our performances or reproductions of pre-1972 sound recordings as a part of our operations. Nonetheless, there can be no assurance that this state of the law and prior practice will not change or that we will not otherwise become subject to additional licensing costs for our uses of pre-1972 sound recordings in the future. Any perceived failure by us to comply with state law could result in allegations of violations that would expose us to potential liability if the laws of one or more states were subsequently construed as requiring us to secure licenses covering pre-1972 sound recordings.

Assertions by third parties of infringement or other violation by us of their intellectual property rights could result in significant costs and substantially harm our business and operating results.

Internet, technology and media companies are frequently subject to litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. Some internet, technology and media companies, including some of our competitors, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims against us. Third parties have asserted, and may in the future assert, that we have infringed, misappropriated or otherwise violated their intellectual property rights. In addition, various federal and state laws and regulations govern the intellectual property and related rights associated with sound recordings and musical works. Existing laws and regulations are evolving and subject to different interpretations, and various federal and state legislative or regulatory bodies may expand current or enact new laws or regulations. We cannot assure you that we are not infringing or violating any third-party intellectual property rights.

We cannot predict whether assertions of third-party intellectual property rights or any infringement or misappropriation claims arising from such assertions will substantially harm our business and operating results. If we are forced to defend against any infringement or misappropriation claims, we may be required to expend significant time and financial resources on the defense of such claims, even if without merit, settled out of court, or determined in our favor. Furthermore, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property; cease making, licensing or using solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our solutions; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content, or materials; and to indemnify our partners and other third parties. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. In addition, any lawsuits regarding intellectual property rights, regardless of their success, could be expensive to resolve and would divert the time and attention of our management and technical personnel.

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

Our brand may be impaired by a number of other factors, including service outages, data privacy and security issues, listener perception of ad load and exploitation of our trademarks by others without permission. In addition, if our partners fail to maintain high standards for products that integrate our service, fail to display our trademarks on their products in breach of our agreements with them, or use our trademarks incorrectly or in an unauthorized manner or if we partner with manufacturers of products that our listeners reject, the strength of our brand could be adversely affected. Further, our efforts to achieve a more equitable royalty structure for our business may have an adverse impact on our relationship with artists, which could in turn diminish the perception of our brand. In addition, there is a risk that the word “Pandora” could become so commonly used that we lose protection for this trademark, which could result in other people using the word “Pandora” to refer to their own products, thus diminishing the strength of our brand.

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

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By	Filed Herewith

10.19B†	2014 Corporate Incentive Plan						X

31.01	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act						X

31.02	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act						X

32.01	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act						X

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Balance Sheets as of July 31, 2013 and January 31, 2013, (ii) Condensed Statements of Operations for the Three and Six Months ended July 31, 2013 and 2012, (iii) Condensed Statements of Comprehensive Loss for the Three and Six Months Ended July 31, 2013 and 2012, (iv) Condensed Statements of Cash Flows for the Six Months ended July 31, 2013 and 2012 and (v) Notes to Condensed Financial Statements

X

†   Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Pandora Media, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANDORA MEDIA, INC.

Date: August 26, 2013	By:	/s/ Michael S. Herring
Michael S. Herring
Executive Vice President and Chief
Financial Officer

(Duly Authorized Officer and Principal Financial and Accounting Officer)