Form 10-Q
period 2013-10-31
Pandora Media, Inc.
filed 2013-11-27
CIK 1230276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

or

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

The number of shares of registrant’s common stock outstanding as of November 21, 2013 was: 194,254,664.

Pandora Media, Inc.

FORM 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Pandora Media, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	As of	As of
	January 31,	October 31,
	2013	2013
Assets
Current assets:
Cash and cash equivalents	$65,725	$442,380
Short-term investments	23,247	5,449
Accounts receivable, net of allowance of $761 at January 31, 2013 and $1,285 at October 31, 2013	103,410	141,796
Prepaid expenses and other current assets	6,232	10,240
Total current assets	198,614	599,865
Property and equipment, net	17,758	27,768
Other long-term assets	2,460	10,053
Total assets	$218,832	$637,686
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,471	$7,526
Accrued liabilities	7,590	16,747
Accrued royalties	53,083	58,499
Deferred revenue	29,266	43,088
Accrued compensation	21,560	18,037
Total current liabilities	115,970	143,897
Other long-term liabilities	3,873	8,239
Total liabilities	119,843	152,136
Stockholders’ equity:
Common stock, $0.0001 par value, 1,000,000,000 shares authorized: 172,506,051 shares issued and outstanding at January 31, 2013 and 194,067,320 at October 31, 2013	17	19
Additional paid-in capital	238,552	663,212
Accumulated deficit	(139,574)	(177,648)
Accumulated other comprehensive loss	(6)	(33)
Total stockholders’ equity	98,989	485,550
Total liabilities and stockholders’ equity	$218,832	$637,686

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	October 31,		October 31,
	2012	2013	2012	2013
Revenue
Advertising	$106,258	$144,346	$266,239	$378,012
Subscription services and other	13,747	36,030	35,817	85,229
Total revenue	120,005	180,376	302,056	463,241
Costs and expenses
Cost of revenue - Content acquisition costs	65,713	86,989	182,053	251,722
Cost of revenue — Other	8,338	12,423	22,769	33,239
Product development	4,371	8,848	12,965	23,807
Sales and marketing	26,714	50,575	73,631	136,452
General and administrative	12,700	23,038	33,914	55,599
Total costs and expenses	117,836	181,873	325,332	500,819
Income (loss) from operations	2,169	(1,497)	(23,276)	(37,578)
Other income (expense)
Interest income	19	5	76	30
Interest expense	(137)	(167)	(397)	(460)

Other income (expense), net	1	(21)	1	(16)
Income (loss) before provision for income taxes	2,052	(1,680)	(23,596)	(38,024)
Income tax benefit (expense)	—	(20)	5	(50)
Net income (loss)	$2,052	$(1,700)	$(23,591)	$(38,074)
Basic net income (loss) per share	$0.01	$(0.01)	$(0.14)	$(0.21)
Weighted-average shares used in computing basic per share amounts	169,391	184,676	167,423	177,913

Diluted net income (loss) per share	$0.01	$(0.01)	$(0.14)	$(0.21)
Weighted-average shares used in computing diluted per share amounts	190,278	184,676	167,423	177,913

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	October 31,		October 31,
	2012	2013	2012	2013
Net income (loss)	$2,052	$(1,700)	$(23,591)	$(38,074)
Change in foreign currency translation adjustment	(1)	20	(1)	(30)
Change in net unrealized losses on marketable securities	(2)	—	1	3
Other comprehensive income (loss)	(3)	20	—	(27)
Total comprehensive income (loss)	$2,049	$(1,680)	$(23,591)	$(38,101)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	October 31,
	2012	2013
Operating activities
Net loss	$(23,591)	$(38,074)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,147	8,171
Loss on disposition of assets	23	—
Stock-based compensation	18,610	30,570
Amortization of premium on investments	279	57
Amortization of debt issuance costs	198	187
Changes in assets and liabilities
Accounts receivable	(31,126)	(38,386)
Prepaid expenses and other assets	(2,036)	(4,715)
Accounts payable and accrued liabilities	4,532	13,909
Accrued royalties	10,608	5,416
Accrued compensation	(243)	(3,319)
Deferred revenue	7,744	13,822
Reimbursement of cost of leasehold improvements	1,243	1,555
Net cash used in operating activities	(8,612)	(10,807)
Investing activities
Purchases of property and equipment	(5,981)	(14,891)
Purchases of patents	—	(8,000)
Purchases of short-term investments	(50,124)	(20,426)
Proceeds from maturities of short-term investments	73,460	38,160
Payments related to acquisition	—	(400)
Net cash provided by (used in) investing activities	17,355	(5,557)
Financing activities
Borrowings under debt arrangements	—	10,000
Repayments of debt	—	(10,000)
Proceeds from follow-on offering, net of issuance costs	—	379,088
Proceeds from issuance of common stock	5,065	14,884
Tax withholdings related to net share settlements of restricted stock units	(208)	(480)
Payment of debt issuance costs in connection with the debt refinancing	—	(450)
Net cash provided by financing activities	4,857	393,042
Effect of exchange rate changes on cash and cash equivalents	(1)	(23)
Net increase in cash and cash equivalents	13,599	376,655
Cash and cash equivalents at beginning of period	44,126	65,725
Cash and cash equivalents at end of period	$57,725	$442,380

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements

1.                       Description of Business and Basis of Presentation

Pandora Media, Inc. provides an internet radio service offering a personalized experience for each listener wherever and whenever they want to listen to radio on a wide range of smartphones, tablets, traditional computers and car audio systems, as well as a range of other internet-connected devices. We have pioneered a new form of radio—one that uses intrinsic qualities of music to initially create stations and then adapts playlists in real-time based on the individual feedback of each listener. We offer local and national advertisers an opportunity to deliver targeted messages to our listeners using a combination of audio, display and video advertisements. We also offer a paid subscription service which we call Pandora One. We were incorporated as a California corporation in January 2000 and reincorporated as a Delaware corporation in December 2010.

As used herein, “Pandora,” “we,” “our,” the “Company” and similar terms include Pandora Media, Inc. and its subsidiaries, unless the context indicates otherwise.

Basis of Presentation

The interim unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and include the accounts of Pandora and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of our management, the interim unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position for the periods presented. These interim unaudited condensed consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any subsequent period and should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

Follow-on Public Offering

In September 2013, we completed a follow-on public offering in which we sold an aggregate of 15,730,000 shares of our common stock, inclusive of 2,730,000 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $25.00 per share. In addition, another 5,200,000 shares were sold by certain selling stockholders. We received aggregate net proceeds of $379.1 million, after deducting underwriting discounts and commissions and offering expenses from sales of our shares in the offering. We did not receive any of the proceeds from the sales of shares by the selling stockholders.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates are used for determining accrued royalties, selling prices for elements sold in multiple-element arrangements, the allowance for doubtful accounts, stock-based compensation and income taxes. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements could be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

Fiscal Year

All references herein to a fiscal year refer to the twelve months ended January 31 of such year, and references to the first, second, third and fourth fiscal quarters refer to the three months ended April 30, July 31, October 31 and January 31, respectively.

We have announced that we will convert our fiscal year to the calendar twelve months ending December 31 to align with the advertising industry’s business cycle, effective beginning with the year ending December 31, 2013. As a result, our current fiscal year will be shortened from twelve months to an eleven month transition period that will end on December 31, 2013. As such, we are reporting our third fiscal quarter as the three months ending October 31, 2013, followed by a two month transition period ending December 31, 2013.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

2.                       Summary of Significant Accounting Policies

There have been no material changes to our significant accounting policies as compared to those described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

Concentration of Credit Risk

For the three and nine months ended October 31, 2012 and 2013, we had no customers that accounted for more than 10% of our total revenue.

As of January 31 and October 31, 2013, we had no customers that accounted for more than 10% of our total accounts receivable.

Recently Issued Accounting Standards

In July 2013, the FASB issued an update to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward exists. The guidance requires an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, except for when a net operating loss carryforward is not available as of the reporting date to settle taxes that would result from the disallowance of the tax position or when the entity does not intend to use the deferred tax asset for purposes of reducing the net operating loss carryforward. The guidance is effective for fiscal years beginning after December 15, 2013 and for interim periods within that fiscal year. We do not expect the adoption of this guidance to have a material effect on the consolidated balance sheets.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

3.             Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consisted of the following:

		As of
	As of January 31,	October 31,
	2013	2013
	(in thousands)
Cash and cash equivalents:
Cash	$22,703	$414,912
Money market funds	32,522	27,468
Commercial paper	10,500	—
Corporate debt securities	—	—
Total cash and cash equivalents	$65,725	$442,380
Short-term investments:
Commercial paper	$13,592	$4,749
Corporate debt securities	9,655	700
Total short-term investments	$23,247	$5,449
Cash, cash equivalents and short-term investments	$88,972	$447,829

Our short-term investments have maturities of less than twelve months and are classified as available-for-sale.

The following tables summarize our available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of January 31 and October 31, 2013.

	As of January 31, 2013
	(in thousands)
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Money market funds	$32,522	$—	$—	$32,522
Commercial paper	24,093	—	(1)	24,092
Corporate debt securities	9,657	—	(2)	9,655
Total cash equivalents and marketable securities	$66,272	$—	$(3)	$66,269

	As of October 31, 2013
	(in thousands)
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Money market funds	$27,468	$—	$—	$27,468
Commercial paper	4,749	—	—	4,749
Corporate debt securities	700	—	—	700
Total cash equivalents and marketable securities	$32,917	$—	$—	$32,917

Our investment policy requires investments to be investment grade, primarily rated “A1” by Standard & Poor’s or “P1” by Moody’s or better for short-term investments, with the objective of minimizing the potential risk of principal loss. In addition, the investment policy limits the amount of credit exposure to any one issuer.

The unrealized losses on our available-for-sale securities as of January 31, 2013 were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. As of October 31, 2013, we did not own any securities that were in an unrealized loss position. During the three and nine months ended October 31, 2013, we did not recognize any impairment charges.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

4.                       Fair Value

We record cash equivalents and short-term investments at fair value. Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Fair value measurements are required to be disclosed by level within the following fair value hierarchy:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 — Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 — Inputs lack observable market data to corroborate management’s estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. As of January 31 and October 31, 2013 we did not hold any Level 3 assets.

When determining fair value, whenever possible we use observable market data and rely on unobservable inputs only when observable market data is not available.

The fair value of these financial assets and liabilities was determined using the following inputs at January 31 and October 31, 2013:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(in thousands)
Fair values as of January 31, 2013
Assets:
Money market funds	$32,522	$—	$32,522
Commercial paper	—	24,092	24,092
Corporate debt securities	—	9,655	9,655
Total assets measured at fair value	$32,522	$33,747	$66,269
Fair values as of October 31, 2013
Assets:
Money market funds	$27,468	$—	$27,468
Commercial paper	—	4,749	4,749
Corporate debt securities	—	700	700
Total assets measured at fair value	$27,468	$5,449	$32,917

Our money market funds are classified as Level 1 within the fair value hierarchy because they are valued primarily using quoted market prices. Our other cash equivalents and short-term investments are classified as Level 2 within the fair value hierarchy because they are valued using professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

5.                       Commitments and Contingencies

Legal Proceedings

We have been in the past, and continue to be, a party to privacy and patent infringement litigation which has consumed, and may continue to consume, financial and managerial resources. We are also from time to time subject to various other legal proceedings and claims arising in the ordinary course of our business. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Our management periodically evaluates developments that could affect the amount, if any, of liability that we have previously accrued and make adjustments as appropriate. Determining both the likelihood and the estimated amount of a loss requires significant judgment, and management’s judgment may be incorrect. We do not believe the ultimate resolution of any pending legal matters is likely to have a material adverse effect on our business, financial position, results of operations or cash flows.

In June 2011, a putative class action lawsuit was filed against Pandora in the United States District Court for the Northern District of California alleging that we unlawfully accessed and transmitted personally identifiable information of the plaintiffs in connection with their use of our Android mobile application. In addition to civil liability, the amended complaint includes allegations of violations of statutes under which criminal penalties could be imposed if we were found liable. Our motion to dismiss the first amended complaint was granted on March 26, 2013. The court allowed the plaintiff to amend his complaint. The second amended complaint, filed May 9, 2013, contains allegations similar to those contained in the previous complaint. Our motion to dismiss the second amended complaint was filed May 30, 2013. The court has not yet ruled on the motion.

In September 2011, a putative class action lawsuit was filed against Pandora in the United States District Court for the Northern District of California alleging that we violated Michigan’s video rental privacy law and consumer protection statute by allowing our listeners’ listening history to be visible to the public. Our motion to dismiss the complaint was granted on September 28, 2012, judgment was entered on November 14, 2012. The plaintiff appealed the judgment to the U.S. Court of Appeals for the Ninth Circuit. Briefing of the appeal was completed on August 2, 2013. No date has been set for oral argument.

On September 10, 2012, B.E. Technology, LLC filed suit against Pandora in the United States District Court for the Western District of Tennessee alleging that we infringe a B.E. Technology patent and seeking injunctive relief and monetary damages. We filed our answer on December 31, 2012. The parties are engaged in the initial stage of pretrial discovery.

On November 26, 2012, 1st Technology LLC filed suit against Pandora in the U.S. District Court for the Northern District of Illinois alleging patent infringement. The complaint seeks injunctive relief and monetary damages. On November 20, 2013, the parties negotiated mutually acceptable terms of a settlement of the case. On November 21, 2013, the court dismissed the complaint with prejudice, granting the plaintiff leave to refile if a written settlement agreement is not signed.

On February 26, 2013, Macrosolve, Inc. filed suit against Pandora in the U.S. District Court for the Eastern District of Texas alleging that we infringe a Macrosolve, Inc. patent and seeks injunctive relief and monetary damages. Our answer and counterclaims were filed on April 22, 2013. The parties are engaged in pretrial discovery.

We currently believe that we have substantial and meritorious defenses to the claims in the lawsuits discussed above and intend to vigorously defend our position.

We are also subject to legal proceedings involving musical work royalty rates. On November 5, 2012, we filed a petition in the rate court established by the consent decree between the American Society of Composers, Authors and Publishers (“ASCAP”) and the U.S. Department of Justice in the U.S. District Court for the Southern District of New York for the determination of reasonable license fees and terms for the ASCAP consent decree license applicable to the period January 1, 2011 through December 31, 2015.

On June 11, 2013 we filed a motion for partial summary judgment seeking a determination that as a matter of law the publishers alleged to have withdrawn certain rights of public performance by digital audio transmission from the scope of grant of rights ASCAP could license on behalf of such publishers subsequent to the date of our request for a license from ASCAP were not valid as to our ASCAP consent decree license. On September 17, 2013, our motion for partial summary judgment was granted, alleviating the need to negotiate direct licenses for such purportedly withdrawn performance rights. A trial to determine the royalty rates we will pay ASCAP is set to take place in January 2014.

On June 13, 2013, Broadcast Music, Inc. (“BMI”) filed a petition in the rate court established by the consent decree between BMI and the U.S. Department of Justice in the U.S. District Court for the Southern District of New York for the determination of reasonable fees and terms for the BMI consent decree license applicable to the period January 1, 2013 through December 31, 2017. We filed our response on July 19, 2013. On November 1, 2013, we filed a motion for partial summary judgment seeking a determination that as a matter of law the publishers alleged to have withdrawn certain rights of public performance by digital audio transmission from the scope of grant of rights BMI could license on behalf of such publishers subsequent to the date of our request for a license from BMI were not valid as to our BMI consent decree license.

The outcome of any litigation is inherently uncertain. Based on our current knowledge we believe that the final outcome of the matters discussed above will not likely, individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations or cash flows; however, in light of the uncertainties involved in such matters, there can be no assurance that the outcome of each case or the costs of litigation, regardless of outcome, will not have a material adverse effect on our business. In particular, rate court proceedings could take years to complete, could be very costly and may result in royalty rates that are materially less favorable than rates we currently pay.

Indemnification Agreements, Guarantees and Contingencies

In the ordinary course of business, we are party to certain contractual agreements under which we may provide indemnifications of varying scope, terms and duration to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. Such indemnification provisions are accounted for in accordance with guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. To date, we have not incurred, do not anticipate incurring and therefore have not accrued for, any costs related to such indemnification provisions.

While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any claims under indemnification arrangements will have a material adverse effect on our financial position, results of operations or cash flows.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements — Continued

6.        Other Long-Term Assets

Other long-term assets consisted of the following:

	As of January 31,	As of October 31,
	2013	2013
	(in thousands)
Other long-term assets:
Patents, net of amortization	$—	$7,758
Other	1,631	2,295
Restricted cash	829	—
Total other long-term assets	$2,460	$10,053

In June 2013, we purchased certain internet radio-related patents from Yahoo! Inc. for $8.0 million in cash. We intend to hold these patents as part of our strategy to protect and defend Pandora from patent-related litigation. These patents will be amortized over a period of eleven years.

As part of our original May 2011 credit facility, we had entered into a cash collateral agreement in connection with the issuance of letters of credit that were used to satisfy deposit requirements under facility leases, refer to Note 7 “Debt Instruments” for more information. In September 2013, we amended the credit facility and terminated the cash collateral agreement. As a result, our outstanding letters of credit no longer required cash collateral and all cash collateral that was considered restricted cash was returned to us in September 2013.

Pending Acquisition

In June 2013, we entered into a local marketing agreement to program KXMZ-FM, a Rapid City, South Dakota-area terrestrial radio station. In addition, we entered into an agreement to purchase the assets of KXMZ-FM for a total purchase price of approximately $0.6 million in cash, subject to certain closing conditions. As of October 31, 2013, we have paid $0.4 million of the purchase price, which is included in the other long-term assets line item of our balance sheets.

The completion of the KXMZ-FM acquisition is subject to various closing conditions, which include, but are not limited to, regulatory approval by the Federal Communications Commission. Upon completion of these conditions, we expect to account for this acquisition as a business combination.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

7.                       Debt Instruments

In May 2011, we entered into a $30.0 million credit facility with a syndicate of financial institutions. In September 2013, we amended this credit facility. The amendment increased the aggregate commitment amount from $30.0 million to $60.0 million and extended the maturity date from May 12, 2015 to September 12, 2018. The amendment further decreased the interest rate on borrowings by 0.75% to either LIBOR plus 2.00% - 2.25% or an alternate base rate plus 1.00% - 1.25%, both of which are per annum rates based on outstanding borrowings. In addition, the amendment decreased the non-usage fee to 0.375% per annum. The amount of available letters of credit under the amended credit facility was increased from $5.0 million to $15.0 million and the annual charge for outstanding letters of credit was reduced by 0.75% to 2.00% - 2.25% per annum based on outstanding borrowings.

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

As part of the original credit facility, we had entered into a cash collateral agreement in connection with the issuance of letters of credit that were used to satisfy deposit requirements under facility leases. Under the amended credit facility, the cash collateral agreement was terminated and, as a result, the letters of credit no longer required cash collateral. In connection with the termination of the cash collateral agreement, all cash collateral that was considered restricted cash was returned to us in September 2013.

In July 2013, we borrowed approximately $10.0 million from the credit facility to enhance our working capital position. This amount was paid off in full in August 2013. As of October 31, 2013, we had no borrowings outstanding, $4.3 million in letters of credit outstanding and $55.7 million of available borrowing capacity under the amended credit facility.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

8.                       Stock-based Compensation Plans and Awards

Our 2011 Equity Incentive Plan (the “2011 Plan”) provides for the issuance of stock options, restricted stock units and other stock-based awards. The 2011 Plan is administered by the compensation committee of our board of directors.

Stock Options

The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three months ended October 31,		Nine months ended October 31,
	2012	2013	2012	2013
Expected life (in years)	N/A	6.32	6.67	6.30
Risk-free interest rate	N/A	2.04%	1.52%	1.62%
Expected volatility	N/A	58%	57%	58%
Expected dividend yield	N/A	0%	0%	0%

Restricted Stock Units

The fair value of the restricted stock units (“RSUs”) is expensed ratably over the vesting period. RSUs vest annually on a cliff basis over the service period, which is generally four years. During the three and nine months ended October 31, 2013, we recorded stock-based compensation expense from RSUs of approximately $8.7 million and $21.9 million.

Stock Option Awards with Both a Service Period and a Market Condition

In March 2012, Mr. Joseph Kennedy, the Company’s Chief Executive Officer, was granted non-statutory stock options to purchase 800,000 shares of common stock with an exercise price of $10.63 per share. This award included both a service period and a market vesting condition that stipulated that the award would vest if the 60-day trailing volume weighted average price of our common stock exceeded $21.00 per share, or if there was a sale of the Company for at least $21.00 per share, in each case prior to July 2017. Upon the market condition being met, the award would vest ratably over four years, beginning in July 2013, subject to severance and change of control acceleration.

We used a Monte Carlo simulation to value the award due to the market vesting condition. The following assumptions were used to value the award using the Monte Carlo simulation: 10-year term, risk-free interest rate of 2.33%, expected volatility of 70% and a beginning stock price of $10.63. The grant-date fair value for the award was $6.08 per share.

Announced CEO Departure

In March 2013, we announced that we would begin a process to identify a successor to Mr. Kennedy as CEO, which prompted us to re-evaluate certain estimates and assumptions related to the stock-based compensation expense associated with his awards. As a result of this re-evaluation, we reduced stock-based compensation expense by $1.7 million during the three months ended April 30, 2013, primarily related to the award with both a service period and a market condition. In September 2013, the market condition for Mr. Kennedy’s awards was met and the shares became exercisable as if they had been vesting ratably over four years from July 2013. In the three months ended October 31, 2013, we recorded $0.6 million in additional stock-based compensation expense in connection with these awards.

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows (in thousands):

	Three months ended		Nine months ended
	October 31,		October 31,
	2012	2013	2012	2013
	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Stock-based compensation expense:
Cost of revenue - Other	$333	$562	$900	$1,513
Product development	1,180	2,553	3,351	6,841
Sales and marketing	3,186	5,830	8,854	15,816
General and administrative	2,374	3,702	5,505	6,400
Total stock-based compensation expense	$7,073	$12,647	$18,610	$30,570

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

9.                       Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period.

Diluted net income (loss) per share is computed by giving effect to all potential shares of common stock, including stock options and restricted stock units, to the extent dilutive. Basic and diluted net loss per share were the same for the nine months ended October 31, 2012 and for the three and nine months ended October 31, 2013, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of historical basic and diluted net income (loss) per share:

	Three months ended		Nine months ended
	October 31,		October 31,
	2012	2013	2012	2013
	(in thousands except per share amounts)		(in thousands except per share amounts)
Numerator
Net income (loss)	$2,052	$(1,700)	$(23,591)	$(38,074)

Denominator
Weighted-average common shares outstanding used in computing basic net income (loss) per share	169,391	184,676	167,423	177,913
Net income (loss) per share, basic	$0.01	$(0.01)	$(0.14)	$(0.21)
Effect of dilutive options	20,722	—	—	—
Effect of dilutive restricted stock units	165	—	—	—
Weighted-average common shares outstanding used in computing diluted net income (loss) per share	190,278	184,676	167,423	177,913
Net income (loss) per share, diluted	$0.01	$(0.01)	$(0.14)	$(0.21)

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive (in thousands):

	Three months ended		Nine months ended
	October 31,	October 31,	October 31,	October 31,
	2012	2013	2012	2013
	(in thousands)		(in thousands)
Options to purchase common stock	4,442	23,531	29,016	23,531
Restricted stock units	2,841	10,636	4,290	10,636
Total common stock equivalents	7,283	34,167	33,306	34,167

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, plans and objectives of management and economic, competitive and technological trends. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 31, 2013. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. We qualify all of our forward-looking statements by these cautionary statements. These and other factors could cause our results to differ materially from those expressed in this Quarterly Report on Form 10-Q.

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

Overview

Pandora is the leader in internet radio in the United States, offering a personalized experience for each of our listeners wherever and whenever they want to listen to radio on a wide range of smartphones, tablets, traditional computers and car audio systems, as well as a range of other internet-connected devices. The majority of our listener hours occur on mobile devices, with the majority of our revenue generated from advertising on these devices. We have pioneered a new form of radio—one that uses intrinsic qualities of music to initially create stations and then adapts playlists in real-time based on the individual feedback of each listener. We offer local and national advertisers an opportunity to deliver targeted messages to our listeners using a combination of audio, display and video advertisements.

As of October 31, 2013, we had more than 200 million registered users, which we define as the total number of accounts that have been created for our service at period end. As of October 31, 2013 more than 175 million registered users have accessed Pandora through smartphones and tablets. For the three months ended October 31, 2013, we streamed 4.18 billion hours of radio and as of October 31, 2013, we had 70.9 million active users during the prior 30 day period. According to a September 2013 report by Triton, we have more than a 70% share of internet radio among the top 20 stations and networks in the United States. Since we launched our free, advertising-supported radio service in 2005 our listeners have created over 5.0 billion stations.

At the core of our service is our set of proprietary personalization technologies, including the Music Genome Project and our playlist generating algorithms. The Music Genome Project is a database of over 1,000,000 uniquely analyzed songs from over 100,000 artists, spanning over 500 genres and sub-genres, which we develop one song at a time by evaluating and cataloging each song’s particular attributes. When a listener enters a single song, artist or genre to start a station, the Pandora service instantly generates a station that plays music we think that listener will enjoy. Based on listener reactions to the songs we stream, we further tailor the station to match the listener’s preferences in real time.

We currently provide the Pandora service through two models:

•                  Free Service. Our free service is advertising-based and allows listeners access to our music and comedy catalogs and personalized playlist generating system for free across all of our delivery platforms.

•                  Pandora One. Pandora One is provided to paying subscribers without any external advertising. Pandora One allows listeners the ability to create more stations, have more daily skips and enjoy higher quality audio on supported devices.

A key element of our strategy is to make the Pandora service available everywhere that there is internet connectivity. To this end, we make the Pandora service available through a variety of distribution channels. In addition to streaming our service to traditional computers, we have developed Pandora mobile device applications or “apps” for smartphones such as Android, Blackberry and the iPhone and for tablets including the iPad, Android tablets and Amazon Kindle Fire tablets. We distribute those mobile apps free to listeners via app stores. Pandora is now integrated with more than 1,000 connected devices, including automobiles, automotive aftermarket devices and consumer electronic devices.

In June 2012, we entered into agreements that allowed Pandora to launch in New Zealand, Australia and the territories associated with the two countries. The arrangements with PPNZ Music Licensing Limited, which represents recording artists and record companies, and APRA/AMCOS, which represents songwriters, composers and publishers, have not had a material effect on our results of operations to date.

In June 2013, we entered into a local marketing agreement to program KXMZ-FM, a Rapid City, South Dakota-area terrestrial radio station. In addition, we entered into an agreement to purchase the assets of KXMZ-FM for a total purchase price of approximately $0.6 million in cash, subject to certain closing conditions. These agreements were made in part to allow us to qualify for certain settlement agreements concerning royalties for the public performance of musical works between the Radio Music Licensing Committee (“RMLC”) and the American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), respectively. Completion of the KXMZ-FM acquisition is subject to various closing conditions. These include, but are not limited to, regulatory approval by the Federal Communications Commission. Upon completion of these conditions, the Company expects to account for this acquisition as a business combination.

In September 2013, we completed a follow-on public offering in which we sold an aggregate of 15,730,000 shares of our common stock, inclusive of 2,730,000 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $25.00 per share. In addition, another 5,200,000 shares were sold by certain selling stockholders. We received aggregate net proceeds of $379.1 million, after deducting underwriting discounts and commissions and offering expenses from sales of our shares in the offering. We did not receive any of the proceeds from the sales of shares by the selling stockholders. We anticipate that we will use the net proceeds of this offering for general corporate purposes, including working capital and capital expenditures. In addition, we may use a portion of the net proceeds for potential acquisitions of businesses, products or technologies, although we have no current agreements or understandings with respect to any such transactions.

Business Model

We derive the substantial majority of our revenue from the sale of audio, display and video advertising for delivery across our traditional computer-based, mobile and other connected device platforms. We also offer a paid subscription service to listeners, which we call Pandora One. While historically our revenue growth was principally attributable to selling display advertising through our traditional computer-based platform, we now generate a majority of our revenue from mobile and other connected devices and our advertising includes a mix of audio, display and video. This expansion of our services also presents an opportunity for us to reach our audience anytime, anywhere they enjoy music, and therefore offer additional distribution channels to current and potential advertisers for delivery of their advertising messages.

Our advertising strategy focuses on developing our core suite of audio, display and video advertising products and marketing these products to advertisers for delivery across mobile, traditional computer, and other connected device platforms such as automobiles and consumer electronics. Our advertising products allow both local and national advertisers to target and connect with listeners based on attributes including age, gender, zip code and content preferences. We believe that our ability to run multi-platform ad campaigns enables advertisers to target their advertising messages to listeners anytime and anywhere, providing a unique advertising opportunity that is central to our achieving and sustaining profitability. As listenership on our mobile platforms has grown more rapidly than on our other platforms, we have sought to improve our advertising products for the mobile environment to better enable us to develop and market multi-platform advertising solutions. For the nine months ended October 31, 2013 advertising constituted 82% of our total revenue, and we expect that advertising will comprise a substantial majority of our revenue for the foreseeable future.

In 2013, we integrated Pandora’s advertising inventory into the leading radio media buying platforms, Mediaocean and STRATA, and we are continuing to enhance the ability of radio advertisers to purchase media on these platforms. Incorporating Triton measurements of our radio audience reach side-by-side with terrestrial radio metrics, these platforms consistently rank Pandora at or near the top in all major radio markets in the United States. In addition, we have invested in building a local sales force in major radio markets. Our integration into standard radio media-buying processes and measurement, and our local ad sales force are key elements of our strategy for expanded penetration of the radio advertising market.

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

Royalties for sound recordings are negotiated with and paid to record labels or to SoundExchange, a performance rights organization (“PRO”) authorized to collect royalties on behalf of all sound recording copyright owners. Royalties for musical works are most often negotiated with and paid to PROs such as ASCAP, BMI and SESAC or directly to publishing companies such as Sony/ATV. Royalties are calculated based on the number of sound recordings streamed, revenue earned or other usage measures. If sound recording copyright owners and users cannot agree on royalty rates, disputes are resolved by the Copyright Royalty Board, or CRB, on intervals established in the Copyright Act. If ASCAP or BMI, acting as agents for musical work copyright owners, and users cannot agree on royalty rates, disputes are resolved in the respective rate court in the U.S. District Court for the Southern District of New York. SESAC does not currently operate under a consent decree, such that if SESAC, acting as agent for musical work copyright owners, and users cannot agree on royalty rates, SESAC may withhold the right to publicly perform musical works in its repertory. If individual musical work copyright owners (e.g., music publishers) that do not affiliate with a PRO and users cannot agree on royalty rates, such music publisher can withhold the right to publicly perform musical works in its repertory. In November 2012, we filed a petition in rate court to request a determination of reasonable fees and terms with ASCAP and in June 2013, BMI filed a petition in rate court to request a determination of reasonable fees and terms for a BMI license. Refer to Note 5 “Commitment and Contingencies — Legal Proceedings” in the Notes to Condensed Consolidated Financial Statements for more information.

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

In March 2013, we instituted a 40 hour per month listening limit for our advertising supported service on certain mobile and other connected devices. Listeners who reached this limit could continue to use our ad supported service on these devices by paying $0.99 for the remainder of the month, could listen to our ad supported service on their desktop or laptop computers, or could purchase Pandora One subscriptions for $36 per year or approximately $4 per month. Effective September 2013, we eliminated this limit primarily due to our improved ability to monetize mobile listening hours. Although we have removed the broad 40 hour per month mobile listening limit, we have implemented other more precise measures that we believe will allow us to better manage the growth of mobile content acquisition costs while minimizing adverse effects on the listener experience. In addition, the mobile listening limit drove significant growth in subscribers to our ad-free service, and since removing the limit we do not expect to experience similar growth in subscriptions for the balance of the year.

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

Our current strategy is to leverage any improvements in gross margin by investing the additional gross profit in broadening distribution channels, developing innovative and scalable advertising products, increasing utilization of advertising inventory and building out our sales force. These investments are intended to drive further growth in our business through both increased listener hours and monetization of those hours, and as a result we are targeting gradual improvements in gross margins over time. Our planned reinvestment of any resulting incremental gross profit will continue to depress any growth of bottom line profitability. In this regard, we do not expect significant improvements in our earnings for calendar year 2014 relative to the current fiscal year.

Key Metrics

Listener Hours

The table below sets forth our listener hours for the three and nine months ended October 31, 2012 and 2013.

	Three months ended		Nine months ended
	October 31,		October 31,
	2012	2013	2012	2013
	(in billions)		(in billions)
Listener hours	3.56	4.18	9.95	12.24

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

Active Users

The table below sets forth our active users as of January 31, 2013 and October 31, 2013.

	As of	As of
	January 31,	October 31,
	2013	2013
	(in millions)
Active users	65.6	70.9

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

Advertising revenue per thousand listener hours (ad RPMs)

The table below sets forth our ad RPMs, including total, traditional computer and mobile and other connected devices ad RPMs for the three and nine months ended October 31, 2012 and 2013.

	Three months ended		Nine months ended
	October 31,		October 31,
	2012	2013	2012	2013

Total ad RPMs	$32.40	$40.11	$29.08	$35.47
Traditional computer	58.03	57.54	53.81	54.80
Mobile and other connected devices	25.59	36.00	22.12	30.85

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

Total ad RPMs. Three and nine months ended October 31, 2012 and 2013. Total ad RPMs increased compared to the respective prior year periods as advertising sales growth outpaced the growth in advertising listener hours. In addition to sales growth, total ad RPMs benefited from measures we implemented in 2013 to better manage the growth of mobile content acquisition costs while minimizing adverse effects on the listener experience.

Traditional computer ad RPMs. Three months ended October 31, 2012 and 2013. Traditional computer ad RPMs decreased minimally compared to the respective prior year period, primarily due to our focus on monetizing mobile inventory.

Traditional computer ad RPMs. Nine months ended October 31, 2012 and 2013. Traditional computer ad RPMs increased compared to the respective prior year period, primarily due to traditional computer revenue growing at a faster pace than listening hours on that platform primarily due to an increase in the average price per ad.

Mobile and other connected device ad RPMs. Three and nine months ended October 31, 2012 and 2013. Mobile and other connected device ad RPMs increased compared to the respective prior year periods as mobile and other connected devices revenue grew at a faster pace than listening hours on those platforms. In addition to sales growth, mobile and other connected device ad RPMs benefited from measures we implemented in 2013 to better manage the growth of mobile content acquisition costs while minimizing adverse effects on the listener experience.

Total revenue per thousand listener hours (total RPMs)

The table below sets forth our total RPMs, including total, traditional computer and mobile and other connected devices total RPMs for the three and nine months ended October 31, 2012 and 2013.

	Three months ended		Nine months ended
	October 31,		October 31,
	2012	2013	2012	2013

Total RPMs	$33.73	$43.19	$30.34	$37.84
Traditional computer	56.40	57.33	52.20	54.13
Mobile and other connected devices	26.96	39.64	23.31	33.66

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

The estimates used to derive disaggregated total RPMs for our traditional computer platform as well as our mobile and other connected devices platforms are similar to those used to derive ad RPMs. The changes in total RPMs were driven by the same factors mentioned above within the discussion of ad RPMs, with the exception of traditional computer total RPMs.

Traditional computer total RPMs. Three months ended October 31, 2012 and 2013. Traditional computer total RPMs increased compared to the respective prior year period, primarily due to an increase in subscription revenue relative to listener hours as a result of an increase in the more highly-priced monthly subscriptions.

Licensing costs per thousand listener hours   (LPMs)

The table below sets forth our total LPMs for the three and nine months ended October 31, 2012 and 2013.

	Three months ended		Nine months ended
	October 31,		October 31,
	2012	2013	2012	2013

Total LPMs	$18.47	$20.83	$18.29	$20.56

Total LPMs. We track licensing costs per thousand listener hours (“LPMs”) and analyze them in combination with our analysis of RPMs as they provide a key indicator of our profitability. LPMs are relatively fixed licensing costs with scheduled annual rate increases which drive period over period changes in LPMs. As such, the margin on our business varies principally with variances in ad RPMs and subscription RPMs. Total LPMs in the three and nine months ended October 31, 2013 increased compared to the respective prior year periods primarily due to scheduled rate increases.

Basis of Presentation

Revenue

Advertising Revenue. We generate advertising revenue primarily from display, audio and video advertising, which is typically sold on a cost-per-thousand impressions, or CPM, basis. Advertising campaigns typically range from one to twelve months, and advertisers generally pay us based on a minimum number of delivered impressions or the satisfaction of other criteria, such as click-throughs. We may earn referral revenue when, for example, a listener clicks on an advertisement and signs up for membership with an advertiser. We also have arrangements with advertising agencies and brokers pursuant to which we provide the ability to sell advertising inventory on our service directly to advertisers. We report revenue under these arrangements net of amounts due to agencies and brokers. For the three months ended October 31, 2012 and 2013, advertising revenue accounted for 89% and 80% of our total revenue, respectively. For the nine months ended October 31, 2012 and 2013, advertising revenue accounted for 88% and 82% of our total revenue, respectively, and we expect that advertising will comprise a substantial majority of revenue for the foreseeable future. Advertising revenue decreased as a percentage of total revenue due to higher subscription sales partially driven by the implementation of the mobile listening limit.

Subscription Services and Other Revenue. Subscription revenue is generated through the sale of a premium version of the Pandora service which currently includes advertisement-free access and higher audio quality on the devices that support it. Subscription revenue derived from direct sales to listeners is recognized on a straight-line basis over the duration of the subscription period, although in certain cases described below subscription revenue is currently subject to deferral pending the expiration of refund rights. For the three months ended October 31, 2012 and 2013, subscription services and other revenue accounted for 11% and 20% of our total revenue, respectively. For the nine months ended October 31, 2012 and 2013, subscription services and other revenue accounted for 12% and 18% of our total revenue, respectively. Subscription services revenue increased as a percentage of total revenue due to higher subscription sales partially driven by the implementation of the mobile listening limit.

Deferred Revenue. Our deferred revenue consists principally of both prepaid but unrecognized subscription revenue and advertising fees received or billed in advance of the delivery or completion of the delivery of services. Deferred revenue is recognized as revenue when the services are provided and all other revenue recognition criteria have been met.

In addition, subscription revenue derived from sales through some mobile operating systems may be subject to refund or cancellation terms which may affect the timing or amount of the subscription revenue recognition. When refund rights exist, we recognize revenue when services have been provided and the rights lapse or when we have developed sufficient transaction history to estimate a reserve. As of October 31, 2013, we had deferred all revenue subject to certain refund rights totaling approximately $14.0 million, as we do not currently have sufficient history to estimate a reserve. We expect that we will have sufficient history to estimate the reserve in January 2014. As a result, substantially all of the deferred revenue associated with these subscription refund rights will be reversed in the first quarter of calendar year 2014.

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

Cost of revenue—Content Acquisition Costs. Principally consist of royalties paid for streaming music or other content to our listeners. Royalties are calculated using negotiated rates documented in master royalty agreements and are based on both percentage of revenue and listening metrics. For example in the three and nine months ended October 31, 2012 and 2013, under some royalty arrangements we paid a fee per public performance of a sound recording, while in other cases we paid royalties based on a percentage of our revenue. In still other cases we pay royalties based on a formula that involves a combination of these metrics.

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

Cost of Revenue—Other. Consists primarily of hosting, infrastructure and the employee-related costs associated with supporting those functions. Hosting costs consist of content streaming, maintaining our internet radio service and creating and serving advertisements through third-party ad servers. We make payments to third-party ad servers for the period the advertising impressions or click-through actions are delivered or occur, and accordingly, we record this as a cost of revenue in the related period.

Product Development. Consists primarily of employee-related costs, including salaries and benefits related to employees in software engineering, music analysis and product management departments, facilities-related expenses, information technology and costs associated with supporting consumer connected-device manufacturers in implementing our service in their products. We incur product development expenses primarily for improvements to our website and the Pandora app, development of new advertising products and development and enhancement of our personalized station(s) generating system. We have generally expensed product development as incurred. Certain website development and internal use software development costs may be capitalized when specific criteria are met. In such cases, the capitalized amounts are amortized over the useful life of the related application once the application is placed in service. We intend to continue making significant investments in developing new products and enhancing the functionality of our existing products.

Sales and Marketing. Consists primarily of employee-related costs, including salaries, commissions and benefits related to employees in sales, sales support and marketing departments. In addition, sales and marketing expenses include transaction processing fees for subscription purchases on mobile platforms, external sales and marketing expenses such as third-party marketing, branding, advertising and public relations expenses, and facilities-related expenses. We expect sales and marketing expenses to increase as we hire additional personnel to build out our sales and sales support teams.

General and Administrative. Consists primarily of employee-related costs, consisting of salaries and benefits for finance, accounting, legal, internal information technology and other administrative personnel. In addition, general and administrative expenses include professional services costs for outside legal and accounting services, facilities-related expenses and infrastructure costs. We expect general and administrative expenses to increase in future periods as we continue to invest in corporate infrastructure, including adding personnel and systems to our administrative functions.

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

	Three months ended		Nine months ended
	October 31,		October 31,
	2012	2013	2012	2013

Revenue:
Advertising	89%	80%	88%	82%
Subscription services and other	11	20	12	18
Total revenue	100	100	100	100
Costs and expenses:
Cost of revenue — Content acquisition costs	55	48	60	54
Cost of revenue — Other(1)	7	7	8	7
Product development(1)	4	5	4	5
Sales and marketing(1)	22	28	24	29
General and administrative(1)	11	13	11	12
Total costs and expenses	99	101	108	107
Income (loss) from operations	1	(1)	(8)	(7)
Other income (expense):
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other expense, net	—	—	—	—
Income (loss) before provision for income taxes	1	(1)	(8)	(7)
Provision for income taxes	—	—	—	—
Net income (loss)	1%	(1)%	(8)%	(7)%

(1) Includes stock-based compensation as follows:

Cost of revenue - Other	0.3%	0.3%	0.3%	0.3%
Product development	1.0	1.4	1.1	1.5
Sales and marketing	2.7	3.2	2.9	3.4
General and administrative	2.0	2.1	1.8	1.4

Comparison of the Three and Nine months Ended October 31, 2012 and 2013

Revenue

	Three months ended			Nine months ended
	October 31,			October 31,
	2012	2013	$ Change	2012	2013	$ Change
	(in thousands)			(in thousands)
Advertising	$106,258	$144,346	$38,088	$266,239	$378,012	$111,773
Subscription services and other	13,747	36,030	22,283	35,817	85,229	49,412
Total revenue	$120,005	$180,376	$60,371	$302,056	$463,241	$161,185

Revenue. Three months ended 2012 compared to 2013. Advertising revenue increased $38.1 million or approximately 35% in the three months ended October 31, 2013, primarily due to an approximate 15% increase in the number of ads delivered, as well as an increase in the average price per ad of approximately 15% due to fluctuations in the sales distribution mix amongst direct sales, third-party network sales, and other channels and the platform mix between traditional computer and mobile and other connected devices. The increase in the number of ads delivered was primarily due to an increase in total advertising listener hours of approximately 10%, which increased the volume of advertising inventory, as well as an increase in our sales force year-over-year to sell such advertising inventory. Subscription revenue increased $22.3 million, or approximately 160%, due to an increase in the number of subscribers, partially driven by the implementation of the mobile listening limit, which was implemented in March 2013 and eliminated in September 2013.

Revenue. Nine months ended 2012 compared to 2013. Advertising revenue increased $111.8 million or approximately 40% in the nine months ended October 31, 2013, primarily due to an approximate 35% increase in the number of ads delivered, as well as an increase in the average price per ad of approximately 5% due to fluctuations in the sales distribution mix amongst direct sales, third-party network sales, and other channels and the platform mix between traditional computer and mobile and other connected devices. The increase in the number of ads delivered was primarily due to an increase in total advertising listener hours of approximately 15%, which increased the volume of advertising inventory, as well as an increase in our sales force year-over-year to sell such advertising inventory. Subscription revenue increased $49.4 million, or approximately 140%, due to an increase in the number of subscribers, partially driven by the implementation of the mobile listening limit, which was implemented in March 2013 and eliminated in September 2013.

Costs and Expenses

Cost of Revenue - Content acquisition costs

	Three months ended			Nine months ended
	October 31,			October 31,
	2012	2013	$ Change	2012	2013	$ Change
	(in thousands)			(in thousands)
Cost of Revenue - Content acquisition costs	$65,713	$86,989	$21,276	$182,053	$251,722	$69,669

Content acquisition costs as a percentage of advertising revenue:

	Three months ended		Nine months ended
	October 31,		October 31,
	2012	2013	2012	2013
Traditional computer	32%	35%	34%	35%
Mobile and other connected devices	67%	52%	77%	60%

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

Three months ended 2012 compared to 2013. Content acquisition costs increased $21.3 million due to increased listener hours, higher royalty rates due to scheduled rate increases and increased revenue. Content acquisition costs as a percentage of total revenue decreased from 55% to 48%, primarily due to an increase in advertising sales and the effect of the measures we have adopted to manage the growth of mobile content acquisition costs while minimizing adverse effects on the listener experience, partially offset by scheduled rate increases. Estimated content acquisition costs as a percentage of the advertising revenue attributable to our traditional computer platform increased from 32% to 35%, primarily due to scheduled rate increases. Estimated content acquisition costs as a percentage of the advertising revenue attributable to our mobile and other connected devices platforms decreased from 67% to 52%, primarily due to an increase in advertising sales on those platforms and the effect of measures we have adopted to manage the growth of mobile content acquisition costs while minimizing adverse effects on the listener experience, partially offset by scheduled rate increases.

Nine months ended 2012 compared to 2013. Content acquisition costs increased $70.0 million due to increased listener hours, higher royalty rates due to scheduled rate increases and increased revenue. Content acquisition costs as a percentage of total revenue decreased from 60% to 54%, primarily due to an increase in advertising sales and the effect of measures we have adopted to manage the growth of mobile content acquisition costs while minimizing adverse effects on the listener experience, partially offset by scheduled rate increases. Estimated content acquisition costs as a percentage of the advertising revenue attributable to our traditional computer platform increased from 34% to 35%, primarily due to scheduled rate increases. Estimated content acquisition costs as a percentage of the advertising revenue attributable to our mobile and other connected devices platforms decreased from 77% to 60%, primarily due to an increase in advertising sales on those platforms and the effect of measures we have adopted to manage the growth of mobile content acquisition costs while minimizing adverse effects on the listener experience, partially offset by scheduled rate increases.

Cost of Revenue — Other

	Three months ended			Nine months ended
	October 31,			October 31,
	2012	2013	$ Change	2012	2013	$ Change
	(in thousands)			(in thousands)
Cost of revenue — Other	$8,338	$12,423	$4,085	$22,769	$33,239	$10,470

Three months ended 2012 compared to 2013. Cost of revenue increased $4.1 million primarily due to a $2.6 million increase in hosting and ad serving costs driven by an increase in advertising revenue.

Nine months ended 2012 compared to 2013. Cost of revenue increased $10.5 million primarily due to a $7.2 million increase in hosting and ad serving costs, driven by an increase in advertising revenue, a $1.9 million increase in employee-related costs and a $1.6 million increase in facilities and equipment expenses, both of which were driven by an increase in headcount.

Product Development

	Three months ended			Nine months ended
	October 31,			October 31,
	2012	2013	$ Change	2012	2013	$ Change
	(in thousands)			(in thousands)
Product development	$4,371	$8,848	$4,477	$12,965	$23,807	$10,842

Three months ended 2012 compared to 2013. Product development expenses increased $4.5 million primarily due to a $4.3 million increase in employee-related costs driven by an increase in headcount.

Nine months ended 2012 compared to 2013. Product development expenses increased $10.8 million primarily due to a $10.4 million increase in employee-related costs driven by an increase in headcount.

Sales and Marketing

	Three months ended			Nine months ended
	October 31,			October 31,
	2012	2013	$ Change	2012	2013	$ Change
	(in thousands)			(in thousands)
Sales and marketing	$26,714	$50,575	$23,861	$73,631	$136,452	$62,821

Three months ended 2012 compared to 2013. Sales and marketing expenses increased $23.9 million primarily due to a $13.9 million increase in employee-related costs and a $1.7 million increase in facilities and equipment expenses, both of which were driven by an increase in headcount, a $5.0 million increase in transaction processing fees for subscription purchases on mobile platforms and a $3.6 million increase in marketing expenses.

Nine months ended 2012 compared to 2013. Sales and marketing expenses increased $62.8 million primarily due to a $38.4 million increase in employee-related costs and a $4.4 million increase in facilities and equipment expenses, both of which were driven by an increase in headcount, a $12.9 million increase in transaction processing fees for subscription purchases on mobile platforms and a $6.7 million increase in marketing expenses.

General and Administrative

	Three months ended			Nine months ended
	October 31,			October 31,
	2012	2013	$ Change	2012	2013	$ Change
	(in thousands)			(in thousands)
General and administrative	$12,700	$23,038	$10,338	$33,914	$55,599	$21,685

Three months ended 2012 compared to 2013. General and administrative expenses increased $10.3 million primarily due to a $5.1 million increase in professional fees and a $3.5 million increase in employee-related costs driven by an increase in headcount.

Nine months ended 2012 compared to 2013. General and administrative expenses increased $21.7 million primarily due to a $9.4 million increase in professional fees, an $8.0 million increase in employee-related costs and a $2.1 million increase in facilities and equipment expenses, both of which were driven by an increase in headcount.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements and as of October 31, 2013 we had no such arrangements. There has been no material change in our contractual obligations other than in the ordinary course of business since our fiscal year ended January 31, 2013.

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

The growth in listener hours on mobile and other connected devices was tempered in the three and nine months ended October 31, 2013 by the implementation of the mobile listening limit for our advertising supported service on certain mobile and other connected devices. Effective September 2013, we eliminated this limit primarily due to our improved ability to monetize mobile listening hours. Although we have removed the broad 40 hour per month mobile listening limit, we have implemented other more precise measures that we believe will allow us to better manage the growth of mobile content acquisition costs while minimizing adverse effects on the listener experience. In addition, the mobile listening limit drove significant growth in subscribers to our ad-free service, and since removing the limit we do not expect to experience similar growth in subscriptions for the balance of the year. To the extent we take steps such as these to affect usage on a particular platform, trends in usage may be obscured or changed and comparisons across periods may not be meaningful.

Liquidity and Capital Resources

As of October 31, 2013, we had cash, cash equivalents and short-term investments totaling $447.8 million, which consisted of cash and money market funds held at major financial institutions, commercial paper and investment-grade corporate debt securities.

In September 2013, we completed a follow-on public offering in which we sold an aggregate of 15,730,000 shares of our common stock, inclusive of 2,730,000 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $25.00 per share. In addition, another 5,200,000 shares were sold by certain selling stockholders. We received aggregate net proceeds of $379.1 million, after deducting underwriting discounts and commissions and offering expenses from sales of our shares in the offering. We did not receive any of the proceeds from the sales of shares by the selling stockholders.

Our principal uses of cash during the three and nine months ending October 31, 2013 were funding our operations, as described below, and capital expenditures.

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

Our Indebtedness

Credit Facility. In May 2011, we entered into a $30.0 million credit facility with a syndicate of financial institutions. In September 2013, we amended our credit facility. The amendment increased the aggregate commitment amount from $30.0 million to $60.0 million, extended the maturity date from May 12, 2015 to September 12, 2018 and decreased the interest rate on borrowings. Refer to Note 7 “Debt Instruments” in the Notes to Condensed Consolidated Financial Statements for further details regarding our credit facility.

In July 2013, we borrowed approximately $10.0 million from the credit facility to enhance our working capital position. This amount was paid off in full in August 2013.

Capital Expenditures

Consistent with previous periods, future capital expenditures will primarily focus on acquiring additional hosting equipment and general corporate infrastructure. We believe that our existing cash, cash equivalents, short-term investments and available borrowings are sufficient to fund our anticipated capital expenditures.

Historical Trends

The following table summarizes our cash flow data for the nine months ended October 31, 2012 and 2013.

	Nine months ended
	October 31,
	2012	2013
	(in thousands)
	(unaudited)
Net cash used in operating activities	$(8,612)	$(10,807)
Net cash provided by (used in) investing activities	17,355	(5,557)
Net cash provided by financing activities	4,857	393,042

Operating Activities

In the nine months ended October 31, 2013, net cash used in operating activities was $10.8 million, including our net loss of $38.1 million and non-cash charges of $39.0 million, primarily related to $30.6 million in stock-based compensation charges. Net cash used in operating activities benefited from a $13.8 million increase in deferred revenue from the prior period primarily due to an increase in customers purchasing subscriptions for Pandora One, partially driven by the implementation of the mobile listening limit.

In the nine months ended October 31, 2012, net cash used in operating activities was $8.6 million, primarily due to our net loss of $23.6 million, offset by non-cash charges of $24.3 million, primarily related to $18.6 million in stock-based compensation charges.

Investing Activities

Cash used in investing activities in the nine months ended October 31, 2013 was $5.6 million primarily due to $14.9 million for capital expenditures for server equipment and leasehold improvements and $8.0 million for the purchase of patents, offset by $17.7 million in net proceeds from maturities of short-term investments.

Cash provided by investing activities in the nine months ended October 31, 2012 was $17.4 million, primarily due to $23.4 million in net proceeds from maturities of short-term investments, offset by $6.0 million in capital expenditures primarily related to leasehold improvements.

Financing Activities

Cash provided by financing activities in the nine months ended October 31, 2013 was $393.0 million consisting primarily of net proceeds from the follow-on offering of $379.1 million and cash proceeds from the issuance of common stock of $14.9 million.

Cash provided by financing activities in the nine months ended October 31, 2012 was $4.9 million consisting of proceeds from the issuance of common stock.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Royalties for Performance Rights of Musical Works

We incur royalty expenses from our public performance of musical works. This includes royalties that we pay for public performance rights to the owners of those musical works or their agents, such as ASCAP, BMI and SESAC. In 2010 and 2012, we elected to terminate our agreements with ASCAP and BMI, respectively. Recent court proceedings, the purported withdrawal of certain performance rights with respect to certain musical works by certain music publishers from the ASCAP and BMI catalogs, and our recent entry into a local marketing agreement to program KXMZ-FM, in part to allow Pandora to qualify for the current ASCAP and BMI license agreements available to owners of one or more commercial radio stations, have highlighted uncertainties for the royalty rates payable to these organizations and to musical copyright owners. We record a liability for public performance royalties based on our best estimate of the amount owed to each licensor, PROs or individual copyright owners, based on historical rates, third-party evidence and legal developments consistent with our past practices. For each quarterly period, we evaluate our estimates to assess the adequacy of recorded liabilities. If actual royalty rates differ from estimates, revisions to the estimated royalty liabilities may be required, which could materially affect our results of operations.

There have been no material changes to our other critical accounting policies and estimates as compared to those described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 31, 2013.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended October 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

• our operation under an evolving music industry licensing structure including statutory and consent decree licenses that may change or cease to exist, which in turn may result in a significant increase in our operating expenses; and

• our ability to continue to secure the rights to music that attracts listeners to the service on fair and reasonable economic terms.

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

Our agreements with advertisers are generally short-term or may be terminated at any time by the advertiser. Advertisers that are spending only a small amount of their overall advertising budget on our service may view advertising with us as experimental and unproven and may leave us for competing alternatives at any time. We may never succeed in capturing a greater share of our advertisers’ core advertising spending, particularly if we are unable to achieve the scale and market penetration necessary to demonstrate the effectiveness of our advertising platforms, or if our advertising model proves ineffective or not competitive when compared to alternatives. Failure to demonstrate the value of our service would result in reduced spending by, or loss of, existing or potential future advertisers, which would materially harm our revenue and business.

Advertising on mobile devices, such as smartphones, is an emerging phenomenon, and if we are unable to increase revenue from our advertising products delivered to mobile devices, our results of operations will be materially adversely affected.

Our number of listener hours on mobile devices has surpassed listener hours on traditional computers, and we expect that this will continue to be the case. Our mobile listenership has experienced significant growth since we introduced the first mobile version of our service in May 2007. Listener hours on mobile devices and other connected devices constituted approximately 5%, 26%, 54%, 69% and 77% of our total listener hours for fiscal years 2009, 2010, 2011, 2012 and 2013, respectively. We expect this growth to continue, though at a less rapid pace. Digital advertising on mobile devices is an emerging phenomenon, and the percentage of advertising spending allocated to digital advertising on mobile devices is lower than that allocated to traditional online advertising. According to IDC, the percentage of U.S. advertising spending allocated to advertising on mobile devices was less than 1% in 2010, compared to 13% for all online advertising. We must therefore convince advertisers of the capabilities of mobile digital advertising opportunities so that they migrate their advertising spend toward demographics and ad solutions that more effectively utilize mobile inventory. Our cost of content acquisition, or royalty fees for public performances, is currently calculated on the same basis whether a listening hour is consumed on a traditional computer or a mobile device. To date, we have not been able to generate revenue from our advertising products delivered to mobile and other connected devices, such as automobiles and consumer electronics, as effectively as we have for our advertising products served on traditional computers.

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

We have plans that, if successfully implemented, would increase our number of listener hours on mobile and other connected devices, including efforts to expand the reach of our service by making it available on an increasing number of devices, such as smartphones and devices connected to or installed in automobiles. In order to effectively monetize such increased listener hours, we must, among other things, convince advertisers to migrate spending to nascent advertising markets, penetrate local advertising markets and develop compelling ad product solutions. We cannot assure you that we will be able to effectively monetize inventory generated by listeners using mobile and connected devices, or the time frame on which we may do so.

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

If our efforts to attract and retain subscribers are not successful, our business may be adversely affected.

In the first half of fiscal 2014, subscription revenue comprised 17% of our total revenue, compared to 12% in the first half of fiscal 2013. The growth in subscribers and subscription revenue in fiscal 2014 has been driven substantially by the listener hour limit we instituted on mobile listeners in March 2013. In September 2013, we removed the mobile listening limit, as we have instituted other tools to moderate mobile listener hour growth. As a result, we do not expect the growth rate we experienced in subscribers in the first half of fiscal 2014 to continue. Furthermore, we expect that a number of listeners who subscribed to Pandora One in response to the mobile listening limit may choose to cancel their subscriptions going forward and return to using our free, ad-supported service. As a result, we presently expect subscriber growth to be lower than in corresponding prior year periods for the near term. Over the longer term, our ability to continue to attract subscribers will depend in part on our ability to consistently provide our subscribers with a quality experience through Pandora One. If Pandora One subscribers do not perceive that offering to be of value, or if we introduce new or adjust existing features or pricing in a manner that is not favorably received by them, we may not be able to attract and retain subscribers. Subscribers may cancel their subscription to our service for many reasons, including a perception that they do not use the service sufficiently, the need to cut household expenses, competitive services provide a better value or experience or as a result in changes in pricing, if any. If our efforts to attract and retain subscribers are not successful, our business, operating results and financial condition may be adversely affected.

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

We face, and will continue to face, competition for both listener hours and advertising spending.

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

Our competitors include terrestrial radio, satellite radio and online radio. Terrestrial radio providers such as CBS and Clear Channel offer their content for free, are well-established and accessible to listeners and offer content, such as news, sports, traffic, weather and talk that we currently do not offer. In addition, many terrestrial radio stations have begun broadcasting digital signals, which provide high-quality audio transmission.

Satellite radio providers, such as Sirius XM, may offer extensive and oftentimes exclusive news, comedy, sports and talk content, national signal coverage and long established automobile integration. In addition, terrestrial radio pays no royalties for its use of sound recordings and satellite radio pays a much lower percentage of revenue, currently 9.0%, than internet radio providers for use of sound recordings, giving broadcast and satellite radio companies a significant cost advantage.

Other online radio providers may offer more extensive content libraries than we offer and some may be accessed internationally.

We also compete with providers of on-demand audio media and entertainment which are purchased or available for free and playable on mobile devices, automobiles and in the home. These forms of media may be purchased, downloaded and owned such as iTunes audio files, MP3s, CDs, or accessed from subscription or free online on-demand offerings by music providers such as RDIO, Spotify and Rhapsody or content streams from other online services such as Hulu, VEVO, mtv.com and YouTube. We believe that companies with a combination of financial resources, technical expertise and digital media experience also pose a significant threat of developing competing internet radio and digital audio entertainment technologies. For example, known incumbents in the digital media space such as Apple and Google have recently launched competing services, and they may devote greater resources than we have available, have a more accelerated time frame for deployment and leverage their existing user base and proprietary technologies to provide products and services that our listeners and advertisers may view as superior. Our current and future competitors may have more well-established brand recognition, more established relationships with music publishing companies, consumer product manufacturers, greater financial, technical and other resources, more sophisticated technologies or more experience in the markets in which we compete.

We also compete for listeners on the basis of our presence and visibility as compared with other businesses and software that deliver audio and other content through the internet, mobile devices and consumer products. We face significant competition for listeners from companies promoting their own digital music and content online or through application stores, including several large, well-funded and seasoned participants in the digital media market. Search engines, such as Google, and mobile device application stores, such as the iTunes Store, rank responses to search queries based on the popularity of a website or mobile application, as well as other factors that are outside of our control. Additionally, mobile device application stores often offer users the ability to browse applications by various criteria, such as the number of downloads in a given time period, the length of time since a mobile app was released or updated, or the category in which the application is placed. The websites and mobile applications of our competitors may rank higher than our website and our Pandora app, and our app may be difficult to locate in mobile device application stores, which could draw potential listeners away from our service and toward those of our competitors. In addition, our competitors’ products may be pre-loaded or integrated into consumer electronics products or automobiles, creating an initial visibility advantage. If we are unable to compete successfully for listeners against other digital media providers by maintaining and increasing our presence and visibility online, in application stores and in consumer electronics products and automobiles, our listener hours may fail to increase as expected or decline and our advertising sales may suffer.

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

A key element of our strategy to expand the reach of our service and increase the number of our listeners and listener hours is to establish and maintain relationships with automakers, automotive suppliers and consumer electronics manufacturers that integrate our service into and with their products. Working with certain third-party distribution partners, we currently offer listeners the ability to access our service through a variety of consumer electronics products used in the home and devices connected to or installed in automobiles. We intend to broaden our ability to reach additional listeners, and increase current listener’s hours, through other platforms and partners over time. However, reaching agreements with distribution partners can be time consuming, and once an agreement is reached, product design cycles can be lengthy. If we are not successful in maintaining existing and creating new relationships, or if we encounter technological, content licensing or other impediments, our ability to grow our business could be adversely impacted.

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

Additionally, we distribute our mobile applications via smartphone application download stores managed by Apple, Google, Amazon, Palm and Research In Motion, or RIM, and such distribution is subject to an application developer license agreement in each case. Should any of these parties reject our app from their application store or amend the terms of their license in such a way that inhibits our ability to distribute the Pandora apps via their application store, or negatively impacts our economics in such distribution, our ability to increase listener hours and sell advertising would be adversely affected, which would reduce our revenue and harm our operating results.

If we are unable to continue to make our technology compatible with the technologies of third-party distribution partners who make our service available to our listeners through mobile devices, consumer electronic products and automobiles, we may not remain competitive and our business may fail to grow or decline.

In order to deliver music everywhere our listeners want to hear it, our service must be compatible with mobile, consumer electronic, automobile and website technologies. Our service is accessible in part through Pandora-developed or third-party developed applications that hardware manufacturers embed in, and distribute through, their devices. Connected devices and their underlying technology are constantly evolving. As internet connectivity of automobiles, mobile devices and other consumer electronic products expands and as new internet-connected products are introduced, we must constantly adapt our technology. It is difficult to keep pace with the continual release of new devices and technological advances in digital media delivery and predict the problems we may encounter in developing versions of our applications for these new devices and delivery channels. It may become increasingly challenging to do so in the future. In particular, the technology used for streaming the Pandora service in automobiles remains at an early stage and may not result in a seamless customer experience. If automobile and consumer electronics makers fail to make products that are compatible with our technology or we fail to adapt our technology to evolving requirements, our ability to grow or sustain the reach of our service, increase listener hours and sell advertising could be adversely affected.

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

Pandora has invested substantial resources to create accurate cross-platform measurements for internet radio and broadcast radio in the major automated media-buying platforms, creating a one-stop shop that enables media buyers to compare internet radio audience reach with terrestrial radio audience reach using traditional broadcast radio metrics. To achieve this result, we currently rely on third parties such as Triton to quantify the reach and usage of our service and on media buying companies to provide Internet radio metrics side-by-side with terrestrial radio metrics in media-buying platforms.

We have also partnered with media buying companies that show internet radio measurements alongside terrestrial metrics in the media buying systems that media buyers use to purchase advertising. Media buying companies receive measurement metrics from third parties, such as Triton for internet radio and Arbitron and Nielsen for more traditional media like terrestrial radio and television. Media buying companies may choose not to show, or may be prohibited by third party measurement services that measure terrestrial radio and other traditional media from showing, internet radio metrics alongside traditional terrestrial metrics. Our ability to realize our long-term potential will be significantly affected by our success in these advertising initiatives, and there is no assurance we will achieve substantial penetration of these advertising markets.

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

We currently operate under statutory licensing regimes and structures that may change or cease to exist. We must pay performance rights royalties for the digital audio transmission of sound recordings. Subject to our ongoing compliance with numerous statutory conditions and regulatory requirements for a noninteractive service, we are permitted to operate under a federal statutory license that allows the streaming in the U.S. of any sound recording lawfully released to the public. We are also permitted to make reproductions of sound recordings on computer servers pursuant to a separate statutory license designed to facilitate the making of transmissions. There is no guarantee that these licenses will continue to be available or that we will continue to be eligible to operate under these statutory licenses. For example, if a court were to determine that we operate an interactive streaming service or make reproductions of sound recordings outside the statutory license, we would have to negotiate license agreements with sound recording copyright owners individually, a time consuming and expensive undertaking that could jeopardize our ability to stream a significant percentage of the music currently in our library and could result in royalty costs that are prohibitively expensive. In addition, if copyright owners object to the functionality or transmission methods of our service, we could lose our eligibility to operate under the statutory licenses. Our ability to avoid negotiating separate agreements with the many copyright owners of sound recordings currently used on our service depends on these two statutory licenses, and if we were to no longer qualify for operation under, or violate the provisions of the statutory licenses, we could be subject to significant liability for copyright infringement and may no longer be able to operate under our existing licensing regime. For our fiscal year ended January 31, 2013 we incurred SoundExchange related content acquisition costs representing 55.9% of our total revenue for that period.

The rates to be paid for the streaming of sound recordings pursuant to the statutory licenses can be established by either negotiation or through a rate proceeding conducted by the Copyright Royalty Board, or CRB, a tribunal established within the U.S. Library of Congress. In 2007, the CRB set royalty rates for the online streaming of sound recordings for 2006 through 2010 that were so high that the cost for streaming sound recordings alone would have been unsustainable under our current business model. In response to the lobbying efforts of internet webcasters, including us, Congress passed the Webcaster Settlement Acts of 2008 and 2009, which permitted webcasters and SoundExchange, the sole entity designated by the CRB to collect and distribute the statutory royalties paid by internet webcasters such as us, to negotiate alternative rates to those established by the CRB for the years 2006 through 2015. In July 2009, certain webcasters reached an agreement with SoundExchange, establishing alternative, non-precedential rates below those eventually established by the CRB. The reduced alternative rates and rate structures under this agreement will apply through 2015, but may not be considered by the CRB if and when it conducts a proceeding to establish royalty rates for the years 2016 through 2020. There can be no assurance that the per performance rates established by the CRB for the period 2016 through 2020 will not exceed the rates actually paid by us or the rates previously established by the CRB for the years 2011 through 2015. We do not know what rates will be available to us commencing January 1, 2016 and there is no guarantee that the royalty structure that emerged from the negotiations with SoundExchange pursuant to the Webcaster Settlement Acts will be available after 2015. The CRB, which still has rate-making authority over us upon expiration of our agreement with SoundExchange, has consistently established royalty rates, including those established for the years 2011 through 2015 that would, if paid by us, consume an unsustainable percentage of our revenue. If we are unable to reach a new agreement for commercially reasonable rates with SoundExchange as the representative for sound recording copyright owners entitled to receive statutory royalties for the period 2016 through 2020, then our content acquisition costs may significantly increase, which could materially harm our financial condition and inhibit the implementation of our business plan.

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

To secure the rights to publicly perform musical works embodied in sound recordings over the internet, we obtain licenses from or for the benefit of copyright owners and pay royalties to copyright owners or their agents. Copyright owners of musical works are vigilant in protecting their rights and currently are seeking substantial increases in the rates applicable to the public performance of such works. There is no guarantee that the licenses available to us now will continue to be available in the future or that such licenses will be available at the royalty rates associated with the current licenses. If we are unable to secure and maintain rights to publicly perform musical works or if we cannot do so on terms that are acceptable to us, our ability to perform music content to our listeners, and consequently our ability to attract and retain both listeners and advertisers, will be adversely impacted.

Copyright owners of musical works have traditionally relied on performance rights organizations to negotiate so-called “blanket” licenses with copyright users. We have traditionally obtained the rights to publicly perform musical works embodied in sound recordings over the internet from, and pay and have paid license fees to, the three major performance rights organizations in the United States: American Society of Composers, Authors and Publishers, or ASCAP, Broadcast Music, Inc., or BMI, and SESAC, Inc., or SESAC. These organizations represent the rights of affiliated songwriters and music publishers, negotiate with copyright users such as us, collect royalties and distribute those royalties to the copyright owners they represent. Performing rights organizations and musical work copyright owners with whom we have entered into direct licenses have or may have the right to audit our playlists and royalty payments, and any such audit could result in disputes over whether we have paid the proper royalties. If such a dispute were to occur, we could be required to pay additional royalties and audit fees. The amounts involved could be material. We currently operate under a final agreement with SESAC, however, this agreement is subject to termination by either party in accordance with its terms at the end of each yearly term, and there is no guarantee that the associated royalty rate available to us now will be available to us in the future. We currently operate under interim agreements with BMI and ASCAP, which pursuant to their respective consent decrees entered into with the U.S. Department of Justice cannot refuse to grant us licenses for the public performance of the musical works in their respective repertories. The number of works administered by ASCAP and BMI may fluctuate over time and may be subject to the withdrawal of certain rights by individual ASCAP and BMI-affiliated music publishers for certain types of transmissions by certain types of services, such as Pandora. The decrease in the works licensed by ASCAP and BMI may require more direct licensing by Pandora with individual music publishers. Rates payable to ASCAP and BMI can be set, in the absence of a negotiated agreement, by the respective rate courts established pursuant to such decrees in the U.S. District Court for the Southern District of New York. SESAC and individual publishers are not subject to a mandatory licensing obligation and could withhold the rights to all of the musical works which they own or administer. The loss of the musical works represented by ASCAP, BMI and SESAC or individual publishers could diminish the appeal of our service to listeners, as we would not be able to perform sound recordings if we did not have authorization to publicly perform the musical works embodied in such sound recordings.

In 2010, we elected to terminate our prior agreement with ASCAP as of December 31, 2010 and in 2012 we elected to terminate our prior agreement with BMI as of December 31, 2012 because we believed that the royalty rates and terms sought by ASCAP and BMI were in excess of rates paid by our largest competitors. Notwithstanding our termination of these agreements, the musical works administered by ASCAP and BMI are licensed to us pursuant to the provisions of their respective consent decrees, although there is a question before the BMI rate court as to whether the BMI repertory may be diminished during the term of our consent decree licenses if certain BMI member publishers purportedly withdraw certain performance rights from BMI for certain types of transmissions by certain types of licensees such as Pandora. To the extent the BMI repertory may diminish during the term of our consent decree license, our content acquisition costs could be increased by the need to obtain direct licenses from individual music publishers for such rights, the number of sound recordings that we perform on the service may be reduced or our ability to retain and expand our listener base could be adversely affected. A similar issue with respect to purported withdrawals exists in our pending rate case with ASCAP, for which summary judgment ruling on the issue is subject to appeal. We may also pay reduced amounts to ASCAP and BMI if their repertories are reduced and the rate set for those repertories is adjusted to reflect the diminished size of the catalog of licensable musical works. In September 2011, we changed the method we used to calculate royalties due to ASCAP following the execution of an interim arrangement for the period commencing January 1, 2011, pending a final determination of new rates.

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

Recent court proceedings, the purported withdrawal of certain music publishers from the ASCAP and BMI catalogs, and our recent entry into a local marketing agreement to program KXMZ-FM, in part to allow Pandora to qualify for the current ASCAP and BMI license agreements available to owners of one or more commercial radio stations, have highlighted uncertainties for the royalty rates payable to these organizations. For example, we could be liable for both increased royalty rates going forward and a potential true-up of royalty payments in excess of any interim royalties paid for the period following December 31, 2010 with respect to ASCAP and/or for the period following December 31, 2012 with respect to BMI. We record a liability for public performance royalties based on our best estimate of the amount owed to each organization based on historical rates, third-party evidence and legal developments. For each quarterly period, we evaluate our estimates to assess the adequacy of recorded liabilities. If actual royalty rates differ from estimates, revisions to the estimated royalty liabilities may be required, which could materially affect our results of operations. For our fiscal year ended January 31, 2013, we incurred content acquisition costs for the public performance of musical works representing 4.3% of our total revenue for that period.

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

In May 2011, we started streaming spoken word comedy content, for which the underlying literary works are not currently entitled to eligibility for licensing by any performing rights organization in the United States. While pursuant to industry-wide custom and practice this content is performed absent a specific license from any such performing rights organization, there can be no assurance that this will not change or that we will not otherwise become subject to additional licensing costs for spoken word comedy content imposed by performing rights organizations in the future or be subject to damages for copyright infringement.

If music publishers effectuate withdraws of all or a portion of their musical works from performing rights organizations for public performances by means of digital transmissions, then we may be forced to enter into direct licensing agreements with these publishers at rates higher than those we currently pay, or we may be unable to reach agreement with these publishers at all, which could adversely affect our business, our ability to attract and retain listeners, financial condition and results of operations.

If music publishers effectuate withdraws of all or a portion of their catalogs from ASCAP, BMI or SESAC, we may no longer be able to obtain licenses for such publisher’s withdrawn catalogs. Under these circumstances, we would either need to enter into direct licensing arrangements with such music publishers or remove those musical works from the service, including any sound recordings in which such musical works are embodied. Publishers have signaled their intent to withdraw all or a portion of their catalogs from ASCAP and BMI and we have entered into direct licenses with publishers to enable Pandora to continue to perform their works while Pandora continues to pursue other legal remedies. Although we continue to be licensed by the PROs, it is currently unclear what specific effect a publisher’s purported limited withdrawal of rights to public performances by means of digital transmissions from a PRO would have on us. If we are unable to reach an agreement with respect to the repertoire of any music publisher which successfully withdraws all or a portion of its catalog(s) from a PRO, or if we are forced to enter into direct licensing agreements with such publishers at rates higher than those currently set by the PROs (or higher than those set by the U.S. District Court having supervisory authority over ASCAP and BMI) for the performance of musical works, or if there is uncertainty as to what rights are administered by any particular PRO or publisher, our ability to stream music content to our listeners may be limited or our content acquisition costs may increase, and this could adversely affect our business, financial condition and results of operations.

If we fail to accurately predict and play music or comedy content that our listeners enjoy, we may fail to retain existing and attract new listeners.

We believe that a key differentiating factor between the Pandora service and other music content providers is our ability to predict music that our listeners will enjoy. Our personalized playlist generating system, based on the Music Genome Project and our proprietary algorithms, is designed to enable us to predict listener music preferences and select music content tailored to our listeners’ individual music tastes. We have invested, and will continue to invest, significant resources in refining these technologies; however, we cannot assure you that such investments will yield an attractive return or that such refinements will be effective. The effectiveness of our personalized playlist generating system depends in part on our ability to gather and effectively analyze large amounts of listener data and listener feedback and we have no assurance that we will continue to be successful in enticing listeners to give a thumbs-up or thumbs-down to enough songs for our database to effectively predict and select new and existing songs. In addition, our ability to offer listeners songs that they have not previously heard and impart a sense of discovery depends on our ability to acquire and appropriately categorize additional tracks that will appeal to our listeners’ diverse and changing tastes. While we have more than 1,000,000 songs in our catalog, we must continuously identify and analyze additional tracks that our listeners will enjoy and we may not effectively do so. Further, many of our competitors currently have larger catalogs than we offer and they may be more effective in providing their listeners with a more appealing listener experience.

We also provide comedy content on Pandora, an offering that is designed to predict what our listeners will enjoy using technology similar to the technology that we use to generate personalized playlists for music. The risks that apply to predicting our listeners’ musical tastes apply to comedy to an even greater extent, particularly as we lack experience with content other than music, do not yet have a large set of data on listener preferences for comedy and have a much smaller comedy catalog as compared to music. Our ability to predict and select music or comedy content that our listeners enjoy is critical to the perceived value of our service among listeners and failure to make accurate predictions would adversely affect our ability to attract and retain listeners, increase listener hours and sell advertising.

Loss of agreements with the makers of mobile devices, renegotiation of such agreements on less favorable terms or other actions these third parties may take could harm our business.

Most of our agreements with makers of mobile operating systems and devices through which our service may be accessed, including Apple, RIM and Google, are short-term or can be cancelled at any time with little or no prior notice or penalty. The loss of these agreements, or the renegotiation of these agreements on less favorable economic or other terms, could limit the reach of our service and its attractiveness to advertisers. Some of these mobile device makers, including Apple, are now, or may in the future become, competitors of ours, and could stop allowing or supporting access to our service through their products for competitive reasons. Furthermore, because devices providing access to our service are not manufactured and sold by us, we cannot guarantee that these companies will ensure that their devices perform reliably, and any faulty connection between these devices and our service may result in consumer dissatisfaction toward us, which could damage our brand.

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

While we have determined that our internal control over financial reporting was effective as of January 31, 2013, as indicated in our Management’s Annual Report on Internal Control over Financial Reporting included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year-end, we will be unable to assert such internal control is effective at fiscal year-end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year-end (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our business and price of our common stock.

Our business and prospects depend on the strength of our brand and failure to maintain and enhance our brand would harm our ability to expand our base of listeners, advertisers and other partners.

Maintaining and enhancing the “Pandora” brand is critical to expanding our base of listeners, advertisers and other partners. Maintaining and enhancing our brand will depend largely on our ability to continue to develop and provide an innovative and high quality experience for our listeners and attract advertisers, content owners and automobile, mobile device and other consumer electronic product manufacturers to work with us, which we may not do successfully.

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

We have not historically incurred significant expenses to establish and maintain our brand. However, if we are unable to maintain the growth rate in the number of our listeners, we may be required to expend greater resources on advertising, marketing and other brand-building efforts to preserve and enhance consumer awareness of our brand which would adversely affect our operating results and may not be effective.

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

We rely on systems housed in our own facilities and upon third-party vendors, including bandwidth providers and data center facilities located in California and Virginia, to enable listeners to receive our content in a dependable, timely and efficient manner. We have experienced and expect to continue to experience periodic service interruptions and delays involving our own systems and those of our third-party vendors. We do not currently maintain a live fail-over capability that would allow us to switch our streaming operations from one facility to another in the event of a service outage. Both our own facilities and those of our third-party vendors are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They also are subject to break-ins, sabotage, intentional acts of vandalism, the failure of physical, administrative, technical and cyber security measures, terrorist acts, natural disasters, human error, the financial insolvency of our third-party vendors and other unanticipated problems or events. The occurrence of any of these events could result in interruptions in our service and to unauthorized access to, or alteration of, the content and data contained on our systems and that these third-party vendors store and deliver on our behalf.

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

Our revenue and operating results could vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this “Risk Factors” section, factors that may contribute to the variability of our quarterly and annual results include:

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

• our ability to continue to operate under the statutory licenses set forth in the Digital Millennium Copyright Act (“DMCA”) and the Digital Performance Right in Sound Recordings Act (“DPRA”);

• our ability to enjoy the benefit of voluntarily negotiated rates that are below those established by the CRB for the rate periods 2006 through 2010 and 2011 through 2015 or any successor periods commencing with the rate period 2016 through 2020;

• our ability to enjoy the benefits of collective licensing available through performing rights organizations;

• our ability to secure licenses to musical works that may be withdrawn from performing rights organizations;

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

The success of our business depends, in part, on our ability to protect and enforce our trade secrets, trademarks, copyrights and patents and all of our other intellectual property rights, including our intellectual property rights underlying the Pandora service. We attempt to protect our intellectual property under trade secret, trademark, copyright and patent law, and through a combination of employee and third-party nondisclosure agreements, other contractual restrictions, technological measures and other methods. These afford only limited protection. Despite our efforts to protect our intellectual property rights and trade secrets, unauthorized parties may attempt to copy aspects of our song selection technology or obtain and use our trade secrets and other confidential information. Moreover, policing our intellectual property rights is difficult, costly and may not always be effective.

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

By contrast, protection of sound recordings created prior to February 15, 1972 (“pre-1972 sound recordings”) remains governed by a patchwork of state statutory and common laws. Copyright owners of pre-1972 sound recordings have recently commenced litigation against Sirius XM Radio Inc., alleging violations of numerous state statutory and common laws with respect to the unauthorized reproduction and public performance of pre-1972 sound recordings, seeking, among other things, restitution, disgorgement of profits, exemplary and punitive damages as well as injunctive relief prohibiting further violation of those copyright owners’ alleged exclusive rights. Copyright owners of pre-1972 sound recordings appear to allege that no similar statutory or common law framework exists for the reproduction and public performance of pre-1972 sound recordings. Similar litigation could be brought against the company for similar claims. If we are sued and found liable for the violation of the exclusive rights of any pre-1972 sound recording copyright owners, then we could be subject to liability, the amount of which could be significant. If we are required to obtain licenses from individual sound recording copyright owners for the reproduction and public performance of pre-1972 sound recordings, then the time, effort and cost of securing such licenses could be significant and could harm our business and operating results. If we are required to obtain licenses for pre-1972 sound recordings to avoid liability and are unable to secure such licenses, then we may have to remove pre-1972 sound recordings from our service, which could harm our ability to attract and retain users.

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

We face many risks associated with our long-term plan to expand our operations outside of the United States, including difficulties obtaining rights to publicly perform or communicate to the public music on favorable terms.

Expanding our operations into international markets is an element of our long-term strategy. For example, we recently began publicly performing and communicating to the public music and engaging with listeners in New Zealand, Australia and the associated territories. However, offering our service outside of the United States involves numerous risks and challenges. Most importantly, while United States copyright law provides a statutory licensing regime for the public performance of sound recordings to listeners within the United States, there is no equivalent statutory licensing regime available outside of the United States, and many of the other licensing alternatives currently available in other countries are not commercially viable. Currently, the licensing terms offered by rights organizations and individual copyright owners in most countries outside the United States are prohibitively expensive. Addressing licensing structure and royalty rate issues in the United States required us to make very substantial investments of time, capital and other resources, and our business could have failed if such investments had not succeeded. Addressing these issues in foreign jurisdictions may require a commensurate investment by us, and there can be no assurance that we would succeed or achieve any return on this investment.

In addition, international expansion exposes us to other risks such as:

• the need to modify our technology and sell our solutions in non-English speaking countries;

• the need to localize our service to foreign customers’ preferences and customs;

• the need to conform our marketing and advertising efforts with the laws and regulations of foreign jurisdictions, including, but not limited to, the use of any personal information about our listeners;

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

Expansion of our operations into non-music content, including our launch of comedy, subjects us to additional business, legal, financial and competitive risks.

Expansion of our operations into delivery of non-music content stations involves numerous risks and challenges, including increased capital requirements, new competitors and the need to develop new strategic relationships. For example, in May 2011, we started streaming spoken word comedy content, for which the underlying literary works are not currently entitled to eligibility for licensing by any performing rights organization in the United States. Rather, pursuant to industry-wide custom and practice, this content is performed absent a specific license from any such performing rights organization or individual rights owners although royalties are paid to SoundExchange for the public performance of the sound recordings in which such literary works are embodied. Further, growth into this new area may require changes to our existing business model and cost structure, modifications to our infrastructure and exposure to new regulatory and legal risks, including infringement liability, any of which may require expertise in which we have little or no experience. There is no guarantee that we will be able to generate sufficient revenue from advertising sales associated with comedy content to offset the costs of maintaining comedy stations or the royalties paid for such comedy stations. For example, many of the mainstream advertisers that choose to place ads on our music stations may choose not to advertise on our comedy stations because of the sometimes explicit nature of comedy content. Further, we have established a reputation as an online music provider and our ability to gain acceptance and listenership for comedy content stations, and thus our ability to attract advertisers on comedy stations, is not certain. Failure to obtain or retain rights to comedy content on acceptable terms, or at all, to successfully monetize and generate revenues from such content, or to effectively manage the numerous risks and challenges associated with such expansion could adversely affect our revenues and profitability. To the extent we choose, in the future, to offer additional types of content beyond music and comedy, such as news, talk and sports programming, we will be subject to many of these same risks.

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

Various federal and state laws and regulations, as well as the laws of foreign jurisdictions in which we may choose to operate, govern the collection, use, retention, sharing and security of the data we receive from and about our listeners. Privacy groups and government bodies have increasingly scrutinized the ways in which companies link personal identities and data associated with particular users or devices with data collected through the internet, and we expect such scrutiny to continue to increase. Alleged violations of laws and regulations relating to privacy and data security, and any relevant claims, may expose us to potential liability and may require us to expend significant resources in responding to and defending such allegations and claims. Claims or allegations that we have violated laws and regulations relating to privacy and data security have resulted and could in the future result in negative publicity and a loss of confidence in us by our listeners and our advertisers, and may subject us to fines by credit card companies and loss of our ability to accept credit and debit card payments.

Existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations, and various federal and state legislative and regulatory bodies, as well as foreign legislative and regulatory bodies, may expand current or enact new laws regarding privacy and data security-related matters. We may find it necessary or desirable to join self-regulatory bodies or other privacy-related organizations that require compliance with their rules pertaining to privacy and data security. We also may be bound by contractual obligations that limit our ability to collect, use, disclose, and leverage listener data and to derive economic value from it. New laws, amendments to or re-interpretations of existing laws, rules of self-regulatory bodies, industry standards and contractual obligations, as well as changes in our listeners’ expectations and demands regarding privacy and data security, may limit our ability to collect, use, and disclose, and to leverage and derive economic value from listener data. We may also be required to expend significant resources to adapt to these changes and to develop new ways to deliver relevant advertising or otherwise provide value to our advertisers. In particular, government regulators have proposed “do not track” mechanisms, and requirements that users affirmatively “opt-in” to certain types of data collection that, if enacted into law or adopted by self-regulatory bodies or as part of industry standards, could significantly hinder our ability to collect and use data relating to listeners. Restrictions on our ability to collect, access and harness listener data, or to use or disclose listener data or any profiles that we develop using such data, would in turn limit our ability to stream personalized music content to our listeners and offer targeted advertising opportunities to our advertising customers, each of which are critical to the success of our business.

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

Any failure, or perceived failure, by us to maintain the security of data relating to our listeners and employees, to comply with our posted privacy policy, laws and regulations, rules of self-regulatory organizations, industry standards and contractual provisions to which we may be bound, could result in the loss of confidence in us, or result in actions against us by governmental entities or others, all of which could result in litigation and financial losses, and could potentially cause us to lose listeners, advertisers, revenue and employees.

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

If we or any of our processing vendors have problems with our billing software, or the billing software malfunctions, it could have an adverse effect on our subscriber satisfaction and could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if our billing software fails to work properly and, as a result, we do not automatically charge our subscribers’ credit cards on a timely basis or at all, or there are issues with financial insolvency of our third-party vendors or other unanticipated problems or events, we could lose subscription revenue, which would harm our operating results.

We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it more difficult for us to comply. Currently, we are implementing the steps that are required for us to become fully compliant with the Payment Card Industry, or PCI, Data Security Standard, or PCI DSS, a security standard with which companies that collect, store or transmit certain data regarding credit and debit cards, credit and debit card holders and credit and debit card transactions are required to comply. Our failure to comply fully with PCI DSS may violate payment card association operating rules, federal and state laws and regulations and the terms of our contracts with payment processors and merchant banks. Such failure to comply fully also may subject us to fines, penalties, damages and civil liability, and may result in the loss of our ability to accept credit and debit card payments. Further, there is no guarantee that, even if PCI DSS compliance is achieved, we will maintain PCI DSS compliance or that such compliance will prevent illegal or improper use of our payment systems or the theft, loss, or misuse of data pertaining to credit and debit cards, credit and debit card holders and credit and debit card transactions.

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

Government regulation of the internet is evolving, and unfavorable developments could have an adverse effect on our operating results.

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

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By	Filed Herewith

10.15	Amendment and Restatement Agreement to Credit Agreement among Pandora Media, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, dated as of September 12, 2013						X

10.25†	Offer Letter with Brian McAndrews, dated September 11, 2013						X

31.01	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act						X

31.02	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act						X

32.01	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act						X

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Balance Sheets as of October 31, 2013 and January 31, 2013, (ii) Condensed Statements of Operations for the Three and Nine months ended October 31, 2013 and 2012, (iii) Condensed Statements of Comprehensive Loss for the Three and Nine months Ended October 31, 2013 and 2012, (iv) Condensed Statements of Cash Flows for the Nine months ended October 31, 2013 and 2012 and (v) Notes to Condensed Financial Statements

X

†                 Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Pandora Media, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANDORA MEDIA, INC.

Date: November 26, 2013	By:	/s/ Michael S. Herring
Michael S. Herring
Executive Vice President and Chief
Financial Officer

(Duly Authorized Officer and Principal Financial and Accounting Officer)