Form 10-KT
period 2013-12-31
Pandora Media, Inc.
filed 2014-02-14
CIK 1230276

Use these links to rapidly review the document
PANDORA MEDIA, INC. FORM 10-K TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from February 1, 2013 to December 31, 2013

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

         Securities registered pursuant to section 12(g) of the Act:

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting common stock held by non-affiliates of the registrant as of July 31, 2013(the last business day of the registrant's most recently completed second quarter), based on the closing price of such stock on The New York Stock Exchange on such date was approximately $1,568 million. This calculation excludes the shares of common stock held by executive officers, directors and stockholders whose ownership exceeds 5% outstanding at July 31, 2013. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

         On February 6, 2014 the registrant had 197,423,063 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Definitive Proxy Statement relating to its 2014 annual meeting of stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Transition Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant's transition period ended December 31, 2013. Except with respect to information specifically incorporated by reference in this Transition Report on Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Transition Report on Form 10-K.

PANDORA MEDIA, INC.
FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

        This Transition Report on Form 10-K contains "forward-looking statements" that involve substantial risks and uncertainties. The statements contained in this Transition Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as "anticipate," "believe," "estimate," "expect," "intend," "may," "might," "plan," "project," "will," "would," "should," "could," "can," "predict," "potential," "continue," "objective," or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Risk Factors" included in this Transition Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. We qualify all of our forward-looking statements by these cautionary statements. In addition, the industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors including those described in the section entitled "Risk Factors." These and other factors could cause our results to differ materially from those expressed in this Transition Report on Form 10-K.

        Some of the industry and market data contained in this Transition Report on Form 10-K are based on independent industry publications, including those generated by Triton Digital Media or "Triton" and International Data Corporation or "IDC" or other publicly available information. This information involves a number of assumptions and limitations. Although we believe that each source is reliable as of its respective date, we have not independently verified the accuracy or completeness of this information.

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

 EXPLANATORY NOTE REGARDING THE TRANSITION REPORT

        We changed our fiscal year to the calendar twelve months ending December 31, effective beginning with the year ended December 31, 2013. As a result, our current fiscal period was shortened from twelve months to an eleven-month transition period ended on December 31, 2013. We reported our third fiscal quarter as the three months ended October 31, 2013, followed by a two-month transition period ended December 31, 2013.

        When financial results for the 2013 transition period are compared to financial results for the prior year period, the results compare the eleven-month periods ended December 31, 2013 and December 31, 2012. The results for the eleven month period ended December 31, 2012 are unaudited. When financial results for fiscal 2013 are compared to financial results for fiscal 2012, the results compare our previous fiscal years, or the twelve-month periods ended January 31, 2013 and January 31, 2012. The following tables show the months included within the various comparison periods:

Calendar 2013 (11-month) Results Compared With Calendar 2012 (11-month recast, unaudited)
Calendar 2012 (11-month recast, unaudited)	Calendar 2013 (11-month)
February 2012 - December 2012	February 2013 - December 2013

Fiscal 2013 Results Compared With Fiscal 2012
2012	2013
February 2011 - January 2012	February 2012 - January 2013

PART I.

ITEM 1.    BUSINESS

Overview

        Pandora is the leader in internet radio in the United States, offering a personalized experience for each of our listeners wherever and whenever they want to listen to radio on a wide range of smartphones, tablets, traditional computers, car audio systems and a range of other internet-connected devices. The majority of our listener hours occur on mobile devices, with the majority of our revenue generated from advertising on these devices. We have pioneered a new form of radio—one that uses intrinsic qualities of music to create stations initially and then adapt playlists in real-time based on the individual feedback of each listener. We offer local and national advertisers an opportunity to deliver targeted messages to our listeners using a combination of audio, display and video advertisements.

        As of December 31, 2013, we had more than 200 million registered users, which we define as the total number of accounts that have been created for our service at period end. As of December 31, 2013 approximately 175 million registered users have accessed Pandora through smartphones and tablets. For the eleven months ended December 31, 2013, we streamed 15.31 billion hours of radio and as of December 31, 2013, we had 76.2 million active users during the prior 30 day period. According to a September 2013 report by Triton, we have more than a 70% share of internet radio among the top 20 stations and networks in the United States. Since we launched our free, advertising-supported radio service in 2005, our listeners have created over 5 billion stations.

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

        We currently provide the Pandora service through two models:

  •
  Free Service.  Our free service is advertising-supported and allows listeners access to our music and comedy catalogs and personalized playlist generating system across all of our delivery platforms.

  •
  Pandora One.  Pandora One is provided to paying subscribers without any external advertising. Pandora One allows listeners to have more daily skips and enjoy higher quality audio on supported devices.

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

Our Technologies

        At the core of our service is our set of proprietary personalization technologies, including the Music Genome Project and our playlist generating algorithms. When a listener enters a single song, artist or genre to start a station, the Pandora service instantly generates a station that plays music we think that listener will enjoy. Based on listener reactions to the songs we stream, we further tailor the station to match the listener's preferences in real time.

Music Genome Project

        The Music Genome Project is a database of over 1,000,000 uniquely analyzed songs from over 100,000 artists, spanning over 500 genres and sub-genres, which we develop one song at a time by evaluating and cataloging each song's particular attributes. Once we select music to become part of our catalog, our music analysts genotype the music by examining up to 450 attributes including objectively observable metrics such as tone and tempo, as well as subjective characteristics, such as lyrics, vocal texture and emotional intensity. We employ rigorous hiring and training standards for selecting our music analysts, who typically have four-year degrees in music theory, composition or performance, and we provide them with intensive training in the Music Genome Project's precise methodology.

Comedy Genome Project

        Our Comedy Genome Project leverages similar technology to the technology underlying the Music Genome Project, allowing a listener to choose a favorite comedian or a genre as a seed to start a station and then give feedback to personalize that station. Our comedy collection includes content from more than 1,500 comedians with more than 25,000 tracks.

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

        Pandora User Experience. We have invested in ways to enable us to reach our audience anytime, anywhere that they enjoy music. To this end, we have developed a number of innovative approaches, including our autocomplete station creation feature, which predicts and generates a list of the most likely musical starting points as a listener begins to enter a favorite station, song or artist.

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

        Automotive Protocol. We have developed an automotive protocol to facilitate increased availability of the Pandora service in automobiles. Through the automotive protocol, certain automobile manufacturers, their suppliers and makers of aftermarket audio systems can easily connect dash-mounted interface elements to the Pandora app running on a smartphone. This allows us to deliver the Pandora service to listeners via their existing smartphone, while leveraging the automobile itself for application command, display and control functionalities.

        Pandora API. As part of our effort to make the Pandora service available everywhere our listeners want it, we have developed an application programming interface, which we call the Pandora API. Through our partnerships with manufacturers of consumer electronics products, we have used this technology to bring the Pandora experience to connected devices throughout the home.

        Tv.pandora.com. We have developed a standards-based HTML5 website called tv.pandora.com that allows users to stream music content on next generation TV, game console and set top box architectures that support open web standards. Tv.pandora.com features streamlined navigation with controls and displays designed specifically for larger screens.

Distribution and Partnerships

        A key element of our strategy is to make the Pandora service available everywhere that there is internet connectivity. To this end, we make the Pandora service available through a variety of distribution channels. In addition to streaming our service to traditional computers, we have developed Pandora mobile device applications or "apps" for smartphones such as iPhone, Android, and the Windows Phone and for tablets including the iPad and Android tablets. We distribute those mobile apps free to listeners via app stores. In addition, Pandora is now integrated with more than 1,000 connected devices, including automobiles, automotive aftermarket devices and consumer electronic devices.

Advertising Revenue

        We derive the substantial majority of our revenue from the sale of audio, display and video advertising for delivery across our traditional computer-based, mobile and other connected device platforms. While historically our revenue growth was principally attributable to selling display advertising through our traditional computer-based platform, we now generate a majority of our revenue from mobile and other connected devices and our advertising includes a mix of audio, display and video. This expansion of our services also presents an opportunity for us to reach our audience anytime, anywhere that they enjoy music, and therefore offer additional distribution channels to current and potential advertisers for delivery of their advertising messages.

        Our advertising strategy focuses on developing our core suite of audio, display and video advertising products and marketing these products to advertisers for delivery across traditional computer and mobile and other connected device platforms. Our advertising products allow both local and national advertisers to target and connect with listeners based on attributes including age, gender, zip code and content preferences using multi-platform ad campaigns to target their advertising messages to listeners anytime and anywhere. As listenership on our mobile platforms has grown more rapidly than on our other platforms, we have sought to improve our advertising products for the mobile environment to better enable us to develop and market multi-platform advertising solutions. In the twelve months ended January 31, 2012 and 2013 and in the eleven months ended December 31, 2012 and 2013 advertising revenue accounted for approximately 87%, 88%, 88% (unaudited) and 82% of our total revenue, respectively, and we expect that advertising will comprise a substantial majority of revenue for the foreseeable future.

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

        Our audio, display and video advertising products can be designed and modified by us and advertisers to create advertising campaigns tailored across all of our high volume delivery platforms to fit specific advertiser needs. For example, our advertisers can create custom "branded" stations from our music library that can be accessed by our listeners, as well as engage listeners by allowing them to personalize the branded stations through listener-controlled variables. Additionally, advertisers can also benefit from our proprietary ad targeting capabilities. Our proprietary targeting segments leverage listener-submitted profile information, enabling advertisers to precisely reach sought-after consumers across the web and connected devices without needing third-party cookies.

        In 2013, we integrated Pandora's advertising inventory into the leading radio media buying platforms, Mediaocean and STRATA, and we are continuing to enhance the ability of radio advertisers to purchase media on these platforms which incorporate Triton measurements of our radio audience reach side-by-side with terrestrial radio metrics. In addition, we have invested in building a local sales force in major radio markets. In January 2014, we began rolling out in-car advertising solutions, which will run across the vehicle models that include a native Pandora integration. Our integration into standard radio media-buying processes and measurement, our in-car advertising solutions and our local ad sales force are key elements of our strategy for expanded penetration of the radio advertising market.

Subscription and Other Revenue

        Subscription and other revenue is generated primarily through the sale of Pandora One, a premium version of the Pandora service which currently includes advertisement-free access and higher audio quality on the devices that support it. For the twelve months ended January 31, 2012 and 2013 and the eleven months ended December 31, 2012 and 2013, subscription and other revenue accounted for 13%, 12%, 12% (unaudited) and 18% of our total revenue, respectively.

Content, Copyrights and Royalties

        To secure the rights to stream music content over the internet, we must obtain licenses from, and pay royalties to, copyright owners of both sound recordings and musical works. These licensing and royalty arrangements strongly influence our business operations. We stream spoken word comedy content, for which the underlying literary works are not currently entitled to eligibility for licensing by any performing rights organization for the United States. Rather, pursuant to industry-wide custom and practice, this content is performed without a specific license from any such performing rights organization or individual copyright owners. We do, however, obtain licenses to stream the sound recordings of comedy content under a federal statutory license, as described under the section captioned "Sound Recordings" below, which in some instances we have opted to augment with direct agreements with the licensors of such sound recordings.

Sound Recordings

        The number of sound recordings we transmit to users of the Pandora service, as generally reflected by our listener hours, drives the vast majority of our content acquisition costs, although certain of our licensing agreements require us to pay fees for public performances of musical works based on a percentage of revenue. We obtain performance rights licenses and pay performance rights royalties for the benefit of the copyright owners of such sound recordings and the recording artists, both featured and non-featured, on such recordings, pursuant to the Digital Performance Right in Sound Recordings Act of 1995 (the "DPRA") and the Digital Millennium Copyright Act of 1998 (the "DMCA").

Under federal statutory licenses created by the DPRA and the DMCA, we are permitted to stream any lawfully released sound recordings and to make reproductions of these recordings on our computer servers, without having to separately negotiate and obtain direct licenses with each individual sound recording copyright owner. These statutory licenses are granted to us on the condition that we operate in compliance with the rules of the statutory licenses and pay the applicable royalty rates to SoundExchange, the non-profit organization designated by the Copyright Royalty Board, a tribunal established within the U.S. Library of Congress, or CRB, to collect and distribute royalties under these statutory licenses.

        The rates we pay pursuant to these licenses can be established by either negotiation or through a rate proceeding conducted by the CRB, a tribunal established within the U.S. Library of Congress. In 2009, certain webcasters reached a settlement agreement with SoundExchange establishing alternative rates and rate structures below those eventually established by the CRB for services not qualifying for the settlement rates. This settlement agreement is commonly known as the "Pureplay Settlement" that applies through 2015. We have elected since 2009 to avail ourselves of the Pureplay Settlement. Proceedings to establish rates that will be applicable to our service for the 2016-2020 period known as Webcasting IV proceedings, were commenced in January 2014. We are unable to estimate the direct and indirect costs of participating in the Webcaster IV proceedings, but we expect those costs to be significant. Further, federal copyright law does not recognize a public performance right for sound recordings created prior to February 15, 1972, and we face additional risks related to pre-1972 sound recording licensing. For additional details on risks related to the rate-setting process and pre-1972 sound recordings, please refer to the section entitled "Risk Factors."

        The royalties we pay to SoundExchange for the streaming of sound recordings are calculated using a per performance rate and are subject to audit. The table below sets forth the per performance rates for the calendar years 2013 to 2015 as established by the CRB, which we have opted not to pay, under the Pureplay Settlement applicable to our non-subscription, ad-supported service and under the Pureplay Settlement applicable to our subscription service:

Year	CRB Rate	Pureplay Rate (non-subscription)*	Pureplay Rate (subscription)
2013	0.00210	0.00120	0.00220
2014	0.00230	0.00130	0.00230
2015	0.00230	0.00140	0.00250

*
The rate applicable to our non-subscription service is the greater of the per performance rates set forth in this column or 25% of all of our U.S. gross revenue, including revenue from subscriptions.

        As reflected in the table above, we pay per-performance rates for streaming of sound recordings via our Pandora One subscription service that are higher than the per-performance rates for our free, non-subscription service. As a result, we may incur higher royalty expenses to SoundExchange for a listener that subscribes to Pandora One as compared to a listener that uses our free, non-subscription service, even if both listeners listen to the same number of performers.

Musical Works

        Our content costs are also comprised of the royalties we pay for the public performance of musical works embodied in the sound recordings that we stream. Copyright owners of musical works, typically, songwriters and music publishers, have traditionally relied on intermediaries known as performing rights organizations to negotiate so-called "blanket" licenses with copyright users, collect royalties under such licenses, and distribute them to copyright owners. We have obtained public performance licenses from, and pay license fees to, the three major performing rights organizations in the United States: the American Society of Composers, Authors and Publishers ("ASCAP"), Broadcast Music, Inc. ("BMI") and SESAC, Inc. ("SESAC").

        We currently operate under an agreement with SESAC, which automatically renews yearly, but is subject to termination by either party in accordance with its terms at the end of each yearly term. The SESAC rate is subject to small annual increases.

        We currently operate under interim licenses with each of ASCAP and BMI. ASCAP and BMI each are governed by a consent decree with the United States Department of Justice. The rates we pay ASCAP and BMI can be established by either negotiation or through a rate court proceeding conducted by the United States District Court for the Southern District of New York. We elected to terminate our prior agreements with ASCAP as of December 31, 2010 and with BMI as of December 31, 2012 because, among other things, we believed that the royalty rates sought by ASCAP and BMI were in excess of rates paid by our largest radio competitors, broadcast radio stations and satellite radio. Notwithstanding our termination of these agreements, the musical works administered by each of ASCAP and BMI continued to be licensed to us pursuant to the provisions of their respective consent decrees. We are currently involved in rate court proceedings to determine the royalty rates we will pay to ASCAP and BMI. For additional details regarding such proceedings, please see the sections entitled "Risk Factors" and "Legal Proceedings."

        In some cases, we pay royalties directly to music publishers. Music publishers own or administer copyrights in musical works and license those copyrights to third parties that use music, such as record labels, filmmakers, television and radio stations. Publishers also collect license fees from these third parties and distribute the fees to the writers or composers of the musical works. Between 2012 and 2014, certain publishers purported to partially withdraw portions of their repertoires from each of ASCAP and BMI with the intent that each performing rights organization would be unable to license the withdrawn musical works to new media licensees such as Pandora. Our position is that attempted partial withdrawals violate the ASCAP and BMI consent decrees. From time to time, we have entered, and will continue to enter, into agreements with some purported withdrawing publishers to enable Pandora to continue to perform those publishers' works amidst the current legal uncertainty. For additional details regarding such purported withdrawals, please see the sections entitled "Risk Factors" and "Legal Proceedings."

Non-U.S. Licensing Regimes

        In addition to the copyright and licensing arrangements described above for our use of sound recordings and musical compositions in the United States, other countries have various copyright and licensing regimes, including in some cases performing rights organizations and copyright collection societies from which licenses must be obtained. We have obtained licenses to operate in Australia and New Zealand for the communication of sound recordings and the musical compositions embodied in those sound recordings, which have not had a material effect on our results of operations to date.

Listening Limits

        Until September 2011, for non-subscription listeners, we limited usage of our advertising-supported service on traditional, desktop and laptop, computers to 40 hours per month. Listeners who reached this limit could continue to use this service by paying $0.99 for the remainder of the month. We included this revenue in subscription and other revenue. In September 2011, we effectively eliminated the 40 hour per month listening cap on traditional computers by increasing the cap to 320 hours of listening per month, which almost none of our listeners exceed.

        In March 2013, we instituted a 40 hour per month listening limit for our advertising supported service on certain mobile and other connected devices. Listeners who reached this limit could continue to use our ad supported service on these devices by paying $0.99 for the remainder of the month, could listen to our ad supported service on their traditional computers, or could purchase Pandora One annual subscriptions for $36 per year or monthly subscriptions for $4 per month.

Effective September 2013, we eliminated this limit primarily due to our improved ability to monetize mobile listener hours. Although we have removed the broad 40 hour per month mobile listening limit, we have implemented other more precise measures that we believe will allow us to better manage the growth of mobile content acquisition costs while minimizing adverse effects on the listener experience.

Government Regulation

        As a company conducting business on the internet, we are subject to a number of foreign and domestic laws and regulations relating to consumer protection, information security and data protection, among other things. Many of these laws and regulations are still evolving and could be interpreted in ways that could harm our business. In the area of information security and data protection, the laws in several states require companies to implement specific information security controls to protect certain types of information. Likewise, all but a few states have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their information. We are also subject to federal and state laws regarding privacy of listener data, among other things. Our privacy policy and terms of use describe our practices concerning the use, transmission and disclosure of listener information and are posted on our website.

Sales and Marketing

        We organize our sales force into multiple geographically-based teams that are each focused on selling advertising across our traditional computer, mobile and other connected device platforms. Teams are located in our Oakland, California headquarters, in regional sales offices in Chicago, Illinois; Santa Monica, California; and New York, New York and local sales offices throughout the country and in Sydney, Australia.

        Our marketing team is charged with amplifying Pandora's brand message to grow awareness and drive listener hours. We organize the marketing team into three groups focused on communications, marketing analytics and brand marketing.

Competition

Competition for Listeners

        We compete for the time and attention of our listeners with other content providers on the basis of a number of factors, including quality of experience, relevance, acceptance and perception of content quality, ease of use, price, accessibility, perceptions of ad load, brand awareness and reputation. We also compete for listeners on the basis of our presence, branding and visibility as compared with other providers that deliver content through the internet, mobile devices and consumer products. We believe that we compete favorably on these factors. For additional details on risks related to competition for listeners, please refer to the section entitled "Risk Factors."

        Many of our current and potential future competitors enjoy competitive advantages, such as greater name recognition, legacy operating histories and larger marketing budgets, as well as greater financial, technical and other resources. Our competitors include Apple, Spotify, Clear Channel, Slacker, Sirius XM, RDIO, Microsoft, Rhapsody, Google, Amazon, YouTube, Hulu and VEVO.

        We compete for listeners with broadcast radio providers, including terrestrial radio providers. Many broadcast radio companies own large numbers of radio stations or other media properties. Many terrestrial radio stations have begun broadcasting digital signals, which provide high quality audio transmission. In addition, unlike participants in the emerging internet radio market, terrestrial and satellite radio providers, as aggregate entities of their subsidiary providers, generally enjoy larger established audiences and legacy operating histories.

Broadcast and satellite radio companies enjoy a significant cost advantage because they pay a much lower percentage of revenue for transmissions of sound recordings. Broadcast radio pays no royalties for its terrestrial use of sound recordings, and satellite radio paid only 9.0% of revenue in 2013 and pays only 9.5% of revenue in 2014 for its satellite transmissions of sound recordings. By contrast, Pandora incurred content acquisition costs representing 48% of revenue for our internet transmissions of sound recordings during the eleven months ended December 31, 2013. We also compete directly with other emerging non-interactive internet radio providers, which may offer more extensive content libraries than we offer and some of which may be accessed internationally. We could face additional competition if known incumbents in the digital media space choose to enter the internet radio market.

        We face competition from providers of interactive on-demand audio content and pre-recorded entertainment that allow listeners to select the audio content that they stream or purchase. This interactive on-demand content is accessible in automobiles and homes, using portable players, mobile phones and other wireless and consumer electronic devices. The audio entertainment marketplace continues to rapidly evolve, providing our listeners with a growing number of alternatives and new media platforms.

        We compete for the time and attention of our listeners with providers of other forms of in-home and mobile entertainment. To the extent existing or potential listeners choose to watch cable television, stream video from on-demand services or play interactive video games on their home-entertainment system, computer or mobile phone rather than listen to the Pandora service, these content services pose a competitive threat.

Competition for Advertisers

        We compete with other content providers for a share of our advertising customers' overall marketing budgets. We compete on the basis of a number of factors, including perceived return on investment, effectiveness and relevance of our advertising products, pricing structure and ability to deliver large volumes or precise types of ads to targeted demographics. We believe that our ability to deliver targeted and relevant ads across a wide range of platforms allows us to compete favorably on the basis of these factors and justify a long-term profitable pricing structure. However, the market for online advertising solutions is intensely competitive and rapidly changing, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future. Our competitors include Facebook, Google, MSN, Yahoo!, ABC, CBS, FOX, NBC, The New York Times and the Wall Street Journal. For additional details on risks related to competition for advertisers, please refer to the section entitled "Risk Factors."

        The market for online advertising is becoming increasingly competitive as advertisers are allocating increasing amounts of their overall marketing budgets to web-based advertising. We compete for online advertisers with other internet companies, including major internet portals, search engine companies and social media sites. Large internet companies with greater brand recognition have large direct sales staffs, substantial proprietary advertising technology and extensive web traffic and consequently enjoy significant competitive advantages.

        Terrestrial broadcast and to a lesser extent satellite radio are significant sources of competition for advertising dollars. These radio providers deliver ads across platforms that are more familiar to traditional advertisers than the internet might be. Advertisers may be reluctant to migrate advertising dollars to our internet-based platform.

        We compete for advertising dollars with other traditional media companies in television and print. These traditional outlets present us with a number of competitive challenges in attracting advertisers, including large established audiences, longer operating histories, greater brand recognition and a growing presence on the internet.

Seasonality

        Our results reflect the effects of seasonal trends in listener behavior due to higher advertising sales during the last three months of each calendar year due to greater advertiser demand during the holiday season and lower advertising sales in the first three months of the following calendar year due to reduced advertiser demand. In addition, we expect to experience increased usage during the last three months of each calendar year due to the holiday season, and in the first three months of each calendar year due to increased use of media-streaming devices received as gifts during the holiday season. We may also experience higher advertising sales during the last three months of each calendar year due to greater advertiser demand during the holiday season and lower advertising sales in the first three months of the calendar year due to reduced advertiser demand. See the section entitled "Business Trends" in Item 7 of this Transition Report on Form 10-K for a more complete description of the seasonality of our financial results.

        The results of our prior fiscal quarters (three months ended April 30, July 31, October 31 and January 31 of each year prior to November 1, 2013) reflect the same effects of the seasonal trends on advertising revenue discussed above for calendar periods, except that the impact of these advertising sales-related trends on our fiscal results was not as pronounced due to the inclusion of January instead of October in our fourth fiscal quarter.

        We changed our fiscal year to the calendar twelve months ended December 31 to align with the advertising industry's business cycle, effective beginning with the period ended on December 31, 2013. Due to this change, the effect of seasonality on our business will be more pronounced in calendar years ended after December 31, 2013.

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

        We have 8 patents that have been issued in the United States and 10 that have been issued outside of the United States, and we continue to pursue additional patent protection, both in the United States and abroad where appropriate and cost effective. In June 2013, we purchased certain patents covering technologies used in internet radio from Yahoo! Inc. for $8.0 million in cash. We intend to hold these patents as part of our strategy to protect and defend Pandora in patent-related litigation.

        Our registered trademarks in the United States include "Pandora" and the "Music Genome Project," in addition to a number of Pandora logos. "Pandora" is also registered in Australia, Canada, Chile, the European Union, Israel, Korea, Mexico, New Zealand, Switzerland and other countries. "Music Genome Project" is also registered in Australia, China and New Zealand. We have pending trademark applications in the United States and in certain other countries, including applications for Pandora logos.

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

Customer Concentration

        For the twelve months ended January 31, 2012 and 2013 and the eleven months ended December 31, 2012 and 2013 we had no customers that accounted for 10% or more of total revenue.

Employees

        As of December 31, 2013, we had 1,069 employees. None of our employees are covered by collective bargaining agreements, and we consider our relations with our employees to be good.

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

        We changed our fiscal year to the calendar twelve months ending December 31 to align with the advertising industry's business cycle, effective beginning with the period ended on December 31, 2013. As a result, our current fiscal year was shortened from twelve months to an eleven-month transition period ended December 31, 2013. We reported our third fiscal quarter as the three months ended October 31, 2013, followed by a two-month transition period ended December 31, 2013.

        In this Transition Report on Form 10-K, all references to a fiscal year prior to December 31, 2013 refer to the twelve months ended January 31 of such year, and references to the first, second, third and fourth fiscal quarters ended prior to November 1, 2013 refer to the three months ended April 30, July 31, October 31 and January 31, respectively.

        We file reports with the Securities and Exchange Commission ("SEC"), including Annual and Transition Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any other filings required by the SEC. We make available on our Investor Relations website, free of charge, our Annual and Transition Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our website is not incorporated by reference into this Transition Report on Form 10-K or in any other report or document we file with the SEC.

        The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 1A.    RISK FACTORS

        The risks and uncertainties set forth below, as well as other factors described elsewhere in this Transition Report on Form 10-K or in other filings by us with the SEC, could adversely affect our business, financial condition, results of operations and the trading price of our common stock. Additional risks and uncertainties that are not currently known to us or that are not currently believed by us to be material may also harm our business operations and financial results. Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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

        Failure to successfully address these risks and difficulties and other challenges associated with operating in a new and emerging market, could inhibit the implementation of our business plan, significantly harm our financial condition, operating results and liquidity and prevent us from achieving or sustaining profitability.

We have incurred significant operating losses in the past and may not be able to generate sufficient revenue to be profitable.

        Since our inception in 2000, we have incurred significant net operating losses and, as of December 31, 2013, we had an accumulated deficit of $166.6 million.

A key element of our strategy is to increase the number of listeners and listener hours to increase our market penetration, including the number of listener hours on mobile and other connected devices. However, as our number of listener hours increases, the royalties we pay for content acquisition also increase. In addition, we have adopted a strategy to invest in our operations in advance of, and to drive, future revenue growth. As a result of these trends, we have not in the past generated, and may not in the future generate, sufficient revenue from the sale of advertising and subscriptions to offset our expenses.

        If we cannot successfully earn revenue at a rate that exceeds the operational costs associated with increased listener hours, we may not be able to achieve or sustain profitability. In addition, we expect to invest heavily in our operations to support anticipated future growth. As a result of these factors, we expect to incur annual net losses on a U.S. GAAP basis in the near term.

        Our revenue increased rapidly in each of the twelve months ended January 31, 2007 through January 31, 2013, and the eleven months ended December 31, 2013; however, we do not expect to sustain our high revenue growth rates in the future as a result of a variety of factors, including increased competition and the maturation of our business, and we cannot assure you that our revenue will continue to grow or will not decline. You should not consider our historical revenue growth or operating expenses as indicative of our future performance. If revenue growth is lower than our expectations, or our operating expenses exceed our expectations, our financial performance will be adversely affected. Further, if our future growth and operating performance fail to meet investor or analyst expectations, it could have a materially negative effect on our stock price.

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

        For the eleven months ended December 31, 2013 we derived 82% of our revenue from the sale of advertising and expect to continue to derive a substantial majority of our revenue from the sale of advertising in the future. Our ability to attract and retain advertisers, and ultimately to sell our advertising inventory to generate advertising revenue, depends on a number of factors, including:

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

  •
  continuing to develop and diversify our advertising platform, which currently includes delivery of display, audio and video advertising products through multiple delivery channels, including traditional computers, mobile and other connected devices; and

  •
  coping with ad blocking technologies that have been developed and are likely to continue to be developed that can block the display of our ads.

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

        Our number of listener hours on mobile devices has surpassed listener hours on traditional computers, and we expect that this trend will continue. Our mobile listenership has experienced significant growth since we introduced the first mobile version of our service in May 2007. Listener hours on mobile and other connected devices constituted approximately 54%, 69%, 77% and 80% of our total listener hours for the twelve months ended January 31, 2011, 2012 and 2013 and for the eleven months ended December 31, 2013, respectively. We expect this shift towards mobile to continue, though at a less rapid pace. Digital advertising on mobile devices is an emerging phenomenon, and the percentage of advertising spending allocated to digital advertising on mobile devices is lower than that allocated to traditional online advertising. According to IDC, the percentage of U.S. advertising spending allocated to advertising on mobile devices was less than 1% in 2010, compared to 13% for all online advertising. We must therefore convince advertisers of the capabilities of mobile digital advertising opportunities so that they migrate their advertising spend toward demographics and ad solutions that more effectively utilize mobile inventory.

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

  •
  maintaining and building our relationships with makers of consumer products such as mobile devices, other consumer electronic products and automobiles to make our service available through their products; and

  •
  maintaining positive listener perception of our service while managing ad-load to optimize inventory utilization;

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

        In the eleven months ended December 31, 2013, subscription revenue comprised 18% of our total revenue, compared to 12% (unaudited) in the eleven months ended December 31, 2012. The growth in subscribers and subscription revenue in the transition period ended December 31, 2013 has been driven substantially by the listener hour limit we instituted on mobile listeners in March 2013. In September 2013, we removed the mobile listening limit, due to other tools that we have instituted to moderate mobile listener hour growth. As a result, we do not expect the growth rate we experienced in subscribers in the eleven months ended December 31, 2013 to continue. Furthermore, listeners who subscribed to Pandora One in response to the mobile listening limit may choose to cancel their subscriptions going forward and return to using our free, ad-supported service. As a result, we presently expect subscriber growth to be lower than in corresponding prior year periods for the near term. Over the longer term, our ability to continue to attract subscribers will depend in part on our ability to consistently provide our subscribers with a quality experience through Pandora One. If Pandora One subscribers do not perceive that offering to be of value, or if we introduce new or adjust existing features or pricing in a manner that is not favorably received by them, we may not be able to attract and retain subscribers. Subscribers may cancel their subscription to our service for many reasons, including a perception that they do not use the service sufficiently, the need to cut household expenses, competitive services provide a better value or experience or as a result in changes in pricing, if any. If our efforts to attract and retain subscribers are not successful, our business, operating results and financial condition may be adversely affected.

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

        We also provide comedy content on Pandora, an offering that is designed to predict what our listeners will enjoy using technology similar to the technology that we use to generate personalized playlists for music. The risks that apply to predicting our listeners' musical tastes apply to comedy to an even greater extent, particularly as we lack experience with content other than music, do not yet have as large a set of data on listener preferences for comedy and have a much smaller comedy catalog as compared to music.

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

  We compete with other content providers for listeners.

        We compete for the time and attention of our listeners with other content providers on the basis of a number of factors, including quality of experience, relevance, acceptance and perception of content quality, ease of use, price, accessibility, perception of ad load, brand awareness and reputation.

        Many of our competitors may leverage their existing infrastructure, brand recognition and content collections to augment their services by offering competing internet radio features to provide listeners with more comprehensive music service delivery choices. We face increasing competition for listeners from a growing variety of businesses that deliver audio media content through mobile phones and other wireless devices. Our competitors include Apple, Spotify, Clear Channel, Slacker, Sirius XM, RDIO, Microsoft, Rhapsody, Google, Amazon, YouTube, Hulu and VEVO.

        Our competitors include terrestrial radio, satellite radio and internet radio. Terrestrial radio providers offer their content for free, are well-established and accessible to listeners and offer content, such as news, sports, traffic, weather and talk that we currently do not offer. In addition, many terrestrial radio stations have begun broadcasting digital signals, which provide high-quality audio transmission. Satellite radio providers may offer extensive and oftentimes exclusive news, comedy, sports and talk content, national signal coverage and long-established automobile integration. In addition, terrestrial radio pays no royalties for its use of sound recordings and satellite radio pays a much lower percentage of revenue, 9.0% in 2013 and 9.5% in 2014, than internet radio providers for use of sound recordings, giving broadcast and satellite radio companies a significant cost advantage. We also compete directly with other emerging non-interactive internet radio providers, which may offer more extensive content libraries than we offer and some of which may be accessed internationally.

        On-demand audio media and entertainment which are purchased or available for free and playable on mobile devices, automobiles and in the home provide listeners with an interactive experience. These forms of media may be purchased, downloaded and owned such as iTunes audio files, MP3s, CDs, or accessed from subscription or free online on-demand offerings by music providers.

        We compete for the time and attention of our listeners with providers of other forms of in-home and mobile entertainment. To the extent existing or potential listeners choose to watch cable television, stream video from on-demand services or play interactive video games on their home-entertainment system, computer or mobile phone rather than listen to the Pandora service, these content services pose a competitive threat.

        We believe that companies with a combination of financial resources, technical expertise and digital media experience also pose a significant threat of developing competing internet radio and digital audio entertainment technologies. For example, known incumbents in the digital media space have recently launched competing services, and they may devote greater resources than we have available, have a more accelerated time frame for deployment and leverage their existing user base and proprietary technologies to provide products and services that our listeners and advertisers may view as superior. Our current and future competitors may have more well-established brand recognition, more established relationships with music publishing companies and consumer product manufacturers, greater financial, technical and other resources, more sophisticated technologies or more experience in the markets, both domestic and international, in which we compete.

        We also compete for listeners on the basis of our presence and visibility as compared with other businesses and software that deliver audio and other content through the internet, mobile devices and consumer products. We face significant competition for listeners from companies promoting their own digital music and content online or through application stores, including several large, well-funded and seasoned participants in the digital media market. Search engines and mobile device application stores rank responses to search queries based on the popularity of a website or mobile application, as well as other factors that are outside of our control. Additionally, mobile device application stores often offer users the ability to browse applications by various criteria, such as the number of downloads in a given time period, the length of time since a mobile app was released or updated, or the category in which the application is placed. The websites and mobile applications of our competitors may rank higher than our website and our Pandora app, and our app may be difficult to locate in mobile device application stores, which could draw potential listeners away from our service and toward those of our competitors. In addition, our competitors' products may be pre-loaded or integrated into consumer electronics products or automobiles, creating an initial visibility advantage. If we are unable to compete successfully for listeners against other digital media providers by maintaining and increasing our presence and visibility online, in application stores and in consumer electronics products and automobiles, our listener hours may fail to increase as expected or decline and our advertising sales may suffer.

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

        We compete for a share of advertisers' overall marketing budgets with other content providers on a variety of factors including perceived return on investment, effectiveness and relevance of our advertising products, pricing structure and ability to deliver large volumes or precise types of ads to targeted demographics. Our competitors include Facebook, Google, MSN, Yahoo!, ABC, CBS, FOX, NBC, The New York Times and the Wall Street Journal.

        Although advertisers are allocating an increasing amount of their overall marketing budgets to web and mobile-based ads, such spending lags behind growth in internet and mobile usage, and the market for online and mobile advertising is intensely competitive. As a result, we compete for advertisers with a range of internet companies, including major internet portals, search engine companies and social media sites. Large internet companies with greater brand recognition have significant numbers of direct sales personnel and substantial proprietary advertising inventory and web traffic that provide a significant competitive advantage and have a significant impact on pricing for internet advertising and web traffic. The trend toward consolidation among online marketing and media companies may also affect pricing and availability of advertising inventory.

        We also face significant competition for advertising dollars from terrestrial and, to a lesser extent, satellite radio providers. As many of the advertisers we target have traditionally advertised on terrestrial radio and have less experience with internet radio providers, they may be reluctant to spend for advertising on traditional computers, mobile or other connected device platforms.

        In addition, terrestrial radio providers as well as other traditional media companies in television and print, cable television channel providers, national newspapers and some regional newspapers enjoy a number of competitive advantages over us in attracting advertisers, including large established audiences, longer operating histories, greater brand recognition and a growing presence on the internet.

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

        A key element of our strategy to expand the reach of our service and increase the number of our listeners and listener hours is to establish and maintain relationships with automakers, automotive suppliers and consumer electronics manufacturers that integrate our service into and with their products. Working with certain third-party distribution partners, we currently offer listeners the ability to access our service through a variety of consumer electronics products used in the home and devices connected to or installed in automobiles. We intend to broaden our ability to reach additional listeners, and increase current listener's hours, through other platforms and partners over time. However, reaching agreements with distribution partners can be time consuming, and once an agreement is reached, product design cycles can be lengthy. If we are not successful in maintaining existing and creating new relationships, or if we encounter technological, content licensing or other impediments, our ability to grow our business could be adversely impacted.

        Our existing agreements with partners in the automobile and consumer electronics industries generally do not obligate those partners to offer our service in their products. In addition, some automobile manufacturers or their supplier partners may terminate their agreements with us for convenience. Our business could be adversely affected if our automobile partners and consumer electronics partners do not continue to provide access to our service or are unwilling to do so on terms acceptable to us. If we are forced to amend the business terms of our distribution agreements as a result of competitive pressure, our ability to maintain and expand the reach of our service and increase listener hours would be adversely affected, which would reduce our revenue and harm our operating results.

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

        We have also partnered with media buying companies that show internet radio measurements alongside terrestrial metrics in the media buying systems that media buyers use to purchase advertising. Media buying companies receive measurement metrics from third parties, such as Triton for internet radio and Arbitron and Nielsen for more traditional media like terrestrial radio and television. Media buying companies may choose not to show, or may be prohibited by third-party measurement services that measure terrestrial radio and other traditional media from showing, internet radio metrics alongside traditional terrestrial metrics. Our ability to realize our long-term potential will be significantly affected by our success in these advertising initiatives, and there is no assurance we will achieve substantial penetration of these advertising markets.

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

We operate under and pay royalties pursuant to statutory licenses for the reproduction and public performance of sound recordings that could change or cease to exist, which would adversely affect our business.

        We currently operate under statutory licenses that may change or cease to exist. We must pay performance rights royalties for the digital audio transmission of sound recordings. Subject to our ongoing compliance with numerous statutory conditions and regulatory requirements for a non-interactive service, we are permitted to operate our radio service under federal statutory licenses that allow the streaming in the U.S. of any sound recording lawfully released to the public. The service does have a small number of interactive components for which we obtain licenses directly from the rights holders, but we believe that these components do not impact our status as a non-interactive service.

We are also permitted to make reproductions of sound recordings on computer servers pursuant to these statutory licenses designed to facilitate the making of transmissions. There is no guarantee that Congress will not amend the Copyright Act to eliminate the availability of these licenses or that we will continue to be eligible to operate under these statutory licenses. For example, if copyright owners objected, and a court agreed, that we operate an "interactive" streaming service, that we make reproductions of sound recordings not covered by the statutory license, or that the functionality or transmission methods of our service extend beyond what is allowed under the statutory license, we could be subject to significant liability for copyright infringement and, absent making technological changes, lose our eligibility to operate under the statutory license. In that event, we would have to negotiate license agreements with sound recording copyright owners individually, a time-consuming and expensive undertaking that could jeopardize our ability to stream a significant percentage of the music currently in our library and result in royalty costs that are prohibitively expensive. For the eleven months ended December 31, 2013 we incurred SoundExchange related content acquisition costs representing 48% of our total revenue for that period.

        As described in "Business—Content, Copyrights and Royalties—Sound Recordings", we currently elect to avail ourselves of the Pureplay Settlement, which provides of rates and terms of statutory licenses for the reproduction and public performance of sound recordings for commercial webcasters through 2015, and we intend to continue to avail ourselves of this settlement through 2015. We presently do not know what rates will be available to us commencing January 1, 2016. There can be no assurance that we will be able to reach a new agreement with SoundExchange for rates for commercially reasonable rates. The CRB, which still has rate-making authority over us upon expiration of the Pureplay Settlement, has consistently established royalty rates, including those established for the years 2011 through 2015 that would, if paid by us, consume a significantly greater portion of our revenue and negatively impact our ability to achieve and sustain profitability. There can be no assurance that the per performance rates established by the CRB for periods following 2015 will not exceed the rates currently paid by us under the Pureplay Settlement. If we are unable to reach a new agreement for commercially reasonable rates with SoundExchange and the CRB sets performance rates for post-2015 periods that exceed the Pureplay Settlement, our content acquisition costs may significantly increase, which could materially harm our financial condition and inhibit the implementation of our business plans.

We depend upon third-party licenses for the right to publicly perform musical works and a change to these licenses could materially increase our content acquisition costs.

        Our content costs, in part, are comprised of the royalties we pay for the public performance of musical works embodied in the sound recordings that we stream. As described in "Business—Content, Copyrights and Royalties—Musical Works" to secure the rights to publicly perform musical works embodied in sound recordings over the internet, we obtain licenses from or for the benefit of copyright owners and pay royalties to copyright owners or their agents. Copyright owners of musical works are vigilant in protecting their rights and currently are seeking substantial increases in the rates applicable to the public performance of such works. There is no guarantee that the licenses available to us now will continue to be available in the future or that such licenses will be available at the royalty rates associated with the current licenses. If we are unable to secure and maintain rights to publicly perform musical works or if we cannot do so on terms that are acceptable to us, our ability to perform music content to our listeners, and consequently our ability to attract and retain both listeners and advertisers, will be adversely impacted.

        Copyright owners of musical works, typically, songwriters and music publishers, have traditionally relied on intermediaries known as performing rights organizations to negotiate so-called "blanket" licenses with copyright users, collect royalties under such licenses, and distribute them to copyright owners. We have obtained public performance licenses from, and pay license fees to, the three major performing rights organizations in the United States: the American Society of Composers, Authors and Publishers ("ASCAP"), Broadcast Music, Inc. ("BMI") and SESAC, Inc. ("SESAC").

        We currently operate under an agreement with SESAC, which automatically renews yearly, but is subject to termination by either party in accordance with its terms at the end of each yearly term. The SESAC rate is subject to small annual increases. There is no guarantee that either the license or the associated royalty rate available to us now with respect to SESAC will be available to us in the future.

        We currently operate under interim licenses with each of ASCAP and BMI. ASCAP and BMI each are governed by a consent decree with the United States Department of Justice. The rates we pay ASCAP and BMI can be established by either negotiation or through a rate court proceeding conducted by the United States District Court for the Southern District of New York. We elected to terminate our prior agreements with ASCAP as of December 31, 2010 and with BMI as of December 31, 2012 because, among other things, we believed that the royalty rates sought by ASCAP and BMI were in excess of rates paid by our largest radio competitors, broadcast radio stations and satellite radio. Notwithstanding our termination of these agreements, the musical works administered by each of ASCAP and BMI continued to be licensed to us pursuant to the provisions of their respective consent decrees. In November 2012, we filed a petition requesting that the ASCAP rate court determine reasonable license fees and terms for the ASCAP consent decree license applicable to the period January 1, 2011 through December 31, 2015. In June 2013, BMI filed a petition requesting that the BMI rate court determine reasonable license fees and terms for the BMI consent decree license applicable to the period January 1, 2013 through December 31, 2017. A trial to determine the royalty rates we will pay ASCAP concluded in February 2014. A trial date has not been set for the BMI rate court proceeding. Each of these proceedings has been, and is expected to continue to be, protracted, expensive and uncertain in outcome. It is likely that trial level outcomes will be appealed and the final resolution may not be known for years. In the event that these matters are resolved adversely to us, our content acquisition costs could increase significantly, which would adversely affect our operating results. There is no guarantee that final rates established by mutual agreement or by a rate court determination would establish royalty rates more favorable to us than those we previously paid pursuant our terminated agreements with ASCAP and/or BMI or those that we pay pursuant to our interim arrangements with ASCAP and/or BMI. For the eleven months ended December 31, 2013, we incurred content acquisition costs for the public performance of musical works representing 4% of our total revenue for that period.

        We do not currently pay so-called "mechanical royalties" to music publishers for the reproduction and distribution of musical works embodied in server copies or transitory copies used to make streams audible to our listeners. Although not currently a matter of dispute, if music publishers were to retreat from the publicly stated position of their trade association that non-interactive streaming does not require the payment of a mechanical royalties, and a final judgment were entered by a court requiring that payment, our royalty obligations could increase significantly, which would increase our operating expenses and harm our business and financial interests. While we would vigorously challenge such mechanical royalties as not required by law, our challenge may be unsuccessful and would in any case involve commitment of substantial time and resources. In addition, we stream spoken word comedy content, for which the underlying literary works are not currently entitled to eligibility for licensing by any performing rights organization in the United States. Rather, pursuant to industry-wide custom and practice, this content is performed absent a specific license from any such performing rights organization or individual rights owners, although royalties are paid to SoundExchange for the public performance of the sound recordings in which such literary works are embodied.

There can be no assurance that this industry custom will not change or that we will not otherwise become subject to additional licensing costs for spoken word comedy content imposed by performing rights organizations or individual copyright owners in the future or be subject to damages for copyright infringement.

Changes in third-party licenses for the right to publicly perform musical works may reduce the sound recordings that we perform on the service or materially increase our content acquisition costs.

        The number of works administered by SESAC, ASCAP and BMI may fluctuate over time and may be subject to the withdrawal of certain rights by individual SESAC, ASCAP and BMI-affiliated music publishers for certain types of transmissions by certain types of services, such as Pandora, or the loss of repertory entirely in the event of a publisher's complete withdrawal from any of SESAC, ASCAP or BMI. The decrease in the works licensed by SESAC, ASCAP and BMI may require more direct licensing by Pandora with individual music publishers and individual publishers not subject to a mandatory licensing obligations who could withhold the rights to all of the musical works which they own or administer. Between 2012 and 2014, certain publishers purported to partially withdraw portions of their repertoires from each of ASCAP and BMI with the intent that each performing rights organization would be unable to license the withdrawn musical works to new media licensees such as Pandora. Our position is that these attempted partial withdrawals were a violation of the ASCAP and BMI consent decrees, and we moved for summary judgment in both the ASCAP and BMI rate courts to clarify the issue.

        The ASCAP rate court granted our summary motion in September 2013, which is subject to appeal, determining that the publishers' attempted partial withdrawals from ASCAP would place ASCAP in violation of its consent decree and, therefore, were ineffectual. The BMI rate court agreed that the attempted partial withdrawals would place BMI in violation of its consent decree; however, it also determined that any publisher seeking to partially withdraw from BMI would be deemed to have totally withdrawn from BMI. Based on the ASCAP court decision, we believe that Pandora remains able to perform works that were the subject of such attempted partial withdrawals. Based on the recent BMI court decision, however, there is some doubt regarding our immediate ability under the BMI license to perform works that have been the subject of attempted partial publisher withdrawals. From time to time, in light of the legal uncertainties, we have entered into agreements with some purported withdrawing publishers to enable Pandora to continue to perform those publishers' works while we continue to pursue other legal remedies.

        If music publishers effectuate withdrawals of all or a portion of their catalogs from ASCAP, BMI or SESAC, we may no longer be able to obtain licenses for such publisher's withdrawn catalogs from ASCAP, BMI or SESAC. Under these circumstances, we would either need to enter into direct licensing arrangements with such music publishers or remove those musical works from the service, including any sound recordings in which such musical works are embodied. Although we continue to be licensed by the performing rights organizations, it is unclear what specific effect a publisher's purported limited or prospective complete withdrawal of rights to public performances by means of digital transmissions from a performing rights organization would have on us. If we are unable to reach an agreement with respect to the repertoire of any music publisher which successfully withdraws all or a portion of its catalog(s) from a performing rights organization, or if we are forced to enter into direct licensing agreements with such publishers at rates higher than those currently set by the performing rights organizations, or higher than those set by the U.S. District Court having supervisory authority over ASCAP and BMI, for the performance of musical works, or if there is uncertainty as to what rights are administered by any particular performing rights organization or publisher, the number of sound recordings that we perform on our service may be reduced, our content acquisition costs may increase and our ability to retain and expand our listener base could be adversely affected, any of which could adversely affect our business, financial condition and results of operations.

Assertions by third parties of violations under state law with respect to the public performance and reproduction of pre-1972 sound recordings could result in significant costs and substantially harm our business and operating results.

        As described in "Business—Content, Copyrights and Royalties—Sound Recordings", sound recordings made on or after February 15, 1972 fall within the scope of federal copyright protection. Subject to our ongoing compliance with numerous federal statutory conditions and regulatory requirements for a noninteractive service, we are permitted to operate our radio service under a statutory license that allows the streaming in the U.S. of any such sound recording lawfully released to the public and permits us to make reproductions of such sound recordings on computer servers pursuant to a separate statutory license designed to facilitate the making of such transmissions.

        By contrast, protection of sound recordings created prior to February 15, 1972 ("pre-1972 sound recordings") remains governed by a patchwork of state statutory and common laws. Copyright owners of pre-1972 sound recordings have commenced litigation against Sirius XM Radio Inc., alleging violations of numerous state statutory and common laws with respect to the unauthorized reproduction and public performance of pre-1972 sound recordings, seeking, among other things, restitution, disgorgement of profits, exemplary and punitive damages as well as injunctive relief prohibiting further violation of those copyright owners' alleged exclusive rights. Similar litigation could be brought against us for similar claims. If we are sued and found liable for the violation of the exclusive rights of any pre-1972 sound recording copyright owners, then we could be subject to liability, the amount of which could be significant. If we are required to obtain licenses from individual sound recording copyright owners for the reproduction and public performance of pre-1972 sound recordings, then the time, effort and cost of securing such licenses directly from all owners of sound recording used on our service could be significant and could harm our business and operating results. If we are required to obtain licenses for pre-1972 sound recordings to avoid liability and are unable to secure such licenses, then we may have to remove pre-1972 sound recordings from our service, which could harm our ability to attract and retain users.

Our royalty payments are subject to audits and our royalty calculation methods involve significant estimates.

        The royalties that we pay to SoundExchange for the streaming of sound recordings are calculated using a per performance rate. While we believe that the mechanisms we use to track performances are sufficient to ensure that we are accurately reporting and paying royalties, our ability to do so depends in part on our ability to maintain these mechanisms as new devices are introduced and technologies evolve. Any understatement or overstatement of performances could result in our paying lower or higher royalties to SoundExchange than we actually owed, which could in turn affect our financial condition and results of operations. SoundExchange has the right to audit our royalty payments and in December 2013 informed us that it intends to audit our payments for the years 2010, 2011, and 2012. In addition, performing rights organizations and musical work copyright owners with whom we have entered into direct licenses have or may have the right to audit our royalty payments, and any such audit could result in disputes over whether we have paid the proper royalties. If such a dispute were to occur, we could be required to pay additional royalties and audit fees. The amounts involved could be material.

        Rate court proceedings, the attempted and/or purported withdrawal of certain music publishers or the rights to certain of their works for certain purposes from ASCAP and BMI, and our recent entry into a local marketing agreement to program KXMZ-FM have highlighted uncertainties for the royalty rates that we pay for the public performance of musical works. For example, we could be liable for both increased royalty rates going forward and a potential true-up of royalty payments in excess of any interim royalties paid for the period following December 31, 2010 with respect to ASCAP and/or for the period following December 31, 2012 with respect to BMI.

We record a liability for public performance royalties based on our best estimate of the amount owed to each organization based on historical rates, third-party evidence and legal developments. For each quarterly period, we evaluate our estimates to assess the adequacy of recorded liabilities. If actual royalty rates differ from estimates, revisions to the estimated royalty liabilities may be required, which could materially affect our results of operations. Any royalty audit could result in disputes over whether we have paid the proper royalties.

Our inability to obtain accurate and comprehensive information to identify the ownership of a musical work may impact our ability to remove musical works or decrease the number of performances of a particular musical work, subjecting us to potential copyright infringement and difficulties in controlling content acquisition costs.

        Comprehensive and accurate rightsholder information for the musical works that we publicly perform is not presently available. Without the ability to identify which composers, songwriters or publishers own or administer musical works, it may be difficult to remove from our service musical works for which we have not obtained a license, which may subject us to significant liability for copyright infringement.

        In addition, we have historically relied on the provisions of blanket licenses from ASCAP and BMI pursuant to certain consent decrees, and if the consent decrees no longer provide for such blanket licenses, our lack of ownership information for the musical works we stream may make it difficult to identify the appropriate rightsholders from which to obtain a license, which could also lead to a reduction of musical works performed on our service, adversely impacting our ability to retain and expand our listener base.

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

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. The report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of year-end, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.

        While we have determined that our internal control over financial reporting was effective as of December 31, 2013, as indicated in our Management's Annual Report on Internal Control over Financial Reporting included in this Transition Report on Form 10-K for the eleven months ended December 31, 2013, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at year-end, we will be unable to assert such internal control is effective at year-end. If we are unable to assert that our internal control over financial reporting is effective at year-end, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our business and price of our common stock.

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

  •
  our ability to secure licenses for sound recordings and musical works on favorable terms;

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

        Seasonal variations in listener and advertising behavior may also cause fluctuations in our financial results. We expect to experience some effects of seasonal trends in listener behavior due to higher advertising sales during the fourth quarter of each calendar year due to greater advertiser demand during the holiday season and lower advertising sales in the first three months of the following calendar year due to reduced advertiser demand. Expenditures by advertisers tend to be cyclical and discretionary in nature, reflecting overall economic conditions, the economic prospects of specific advertisers or industries, budgeting constraints and buying patterns and a variety of other factors, many of which are outside our control. In addition, we expect to experience increased usage during the fourth quarter of each calendar year due to the holiday season, and in the first quarter of each calendar year due to increased use of media-streaming devices received as gifts during the holiday season. While we believe these seasonal trends have affected and will continue to affect our quarterly results, our trajectory of rapid growth may have overshadowed these effects to date.

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

        We have filed, and may in the future file, patent applications and we have purchased a portfolio of internet radio-related patents from a third party. It is possible, however, that these innovations may not be protectable. In addition, given the cost, effort, risks and downside of obtaining patent protection, including the requirement to ultimately disclose the invention to the public, we may choose not to seek patent protection for certain innovations. However, such patent protection could later prove to be important to our business. Furthermore, there is always the possibility that our patent applications may not issue as granted patents, that the scope of the protection gained will be insufficient or that an issued patent may be deemed invalid or unenforceable. We also cannot guarantee that any of our present or future patents or other intellectual property rights will not lapse or be invalidated, circumvented, challenged or abandoned, that our intellectual property rights will provide competitive advantages to us, that our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes will not be limited by our relationships with third parties, that any of our pending or future patent applications will have the coverage originally sought, that our intellectual property rights will be enforced in jurisdictions where competition may be intense or where legal protection may be weak, or that we will not lose the ability to assert our intellectual property rights against or to license our technology to others and collect royalties or other payments.

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

        Although we take steps to protect our intellectual property as discussed above, there can be no assurance, however, that changes in law will not be implemented, or changes in interpretation of such laws will occur, that will affect our ability to protect and enforce our patents and other intellectual property, including as a result of the 2011 passage of the America Invents Act of 2011, which codifies several significant changes to the U.S. patent laws and will remain subject to certain rule-making and interpretation, including changing from a "first to invent" to a "first inventor to file" system, limiting where a patentee may file a patent suit, requiring the apportionment of patent damages, replacing interference proceedings with derivation actions, and creating a post-grant opposition process to challenge patents after they have issued.

Assertions by third parties of infringement or other violation by us of their intellectual property rights could result in significant costs and substantially harm our business and operating results.

        Internet, technology and media companies are frequently subject to litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. Some internet, technology and media companies, including some of our competitors, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims against us. In addition, we encourage our artists to submit content for our catalogue and we cannot be assured that artist representations made in connection with such submissions accurately reflect the legal rights of such content. Third parties have asserted, and may in the future assert, that we have infringed, misappropriated or otherwise violated their intellectual property rights. In addition, various federal and state laws and regulations govern the intellectual property and related rights associated with sound recordings and musical works. Existing laws and regulations are evolving and subject to different interpretations, and various federal and state legislative or regulatory bodies may expand current or enact new laws or regulations. We cannot assure you that we are not infringing or violating any third-party intellectual property rights.

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

Furthermore, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys' fees, if we are found to have willfully infringed a party's intellectual property; cease making, licensing or using solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our solutions; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content, or materials; and to indemnify our partners and other third parties. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. In addition, we do not carry patent liability insurance, any lawsuits regarding intellectual property rights, regardless of their success, could be expensive to resolve and would divert the time and attention of our management and technical personnel.

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

        In addition, we have limited experience acquiring other businesses. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

  •
  unanticipated costs or liabilities associated with the acquisition;

  •
  incurrence of acquisition-related costs;

  •
  diversion of management's attention from other business concerns;

  •
  regulatory uncertainties;

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

        Expanding our operations into international markets is an element of our long-term strategy. For example, we recently began publicly performing and communicating to the public music as well as deploying advertising to listeners in New Zealand, Australia and their associated territories. However, offering our service outside of the United States involves numerous risks and challenges. Most importantly, while United States copyright law provides a statutory licensing regime for the public performance of sound recordings to listeners within the United States, there is no equivalent statutory licensing regime available outside of the United States, and many of the other licensing alternatives currently available in other countries are not commercially viable. Currently, the licensing terms offered by rights organizations and individual copyright owners in most countries outside the United States are prohibitively expensive. Addressing licensing structure and royalty rate issues in the United States required us to make very substantial investments of time, capital and other resources, and our business could have failed if such investments had not succeeded. Addressing these issues in foreign jurisdictions may require a commensurate investment by us, and there can be no assurance that we would succeed or achieve any return on this investment.

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

  •
  difficulties in managing operations due to language barriers, distance, staffing, cultural differences and business infrastructure constraints and domestic laws regulating corporations that operate internationally;

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

        Furthermore, in most international markets, we would not be the first entrant, and our competitors may be better positioned than we are to succeed. In addition, in jurisdictions where copyright protection has been insufficient to protect against widespread music piracy, achieving market acceptance of our service may prove difficult as we would need to convince listeners to stream our service when they could otherwise download the same music for free. As a result of these obstacles, we may find it impossible or prohibitively expensive to enter or sustain our presence in foreign markets, or entry into foreign markets could be delayed, which could hinder our ability to grow our business.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

        At December 31, 2013, we had federal net operating loss carryforwards of approximately $264.2 million and tax credit carryforwards of approximately $5.3 million. At December 31, 2013, we had state net operating loss carryforwards of approximately $245.2 million and tax credit carryforwards of approximately of $5.1 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an "ownership change" will occur if there is a cumulative change in our ownership by "5-percent shareholders" that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. As a result of prior equity issuances and other transactions in our stock, we have previously experienced "ownership changes" under section 382 of the Code and comparable state tax laws. We may also experience ownership changes in the future as a result of future transactions in our stock. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards or other pre-change tax attributes to offset United States federal and state taxable income is subject to limitations.

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

        Existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations, and various federal and state legislative and regulatory bodies, as well as foreign legislative and regulatory bodies, may expand current or enact new laws regarding privacy and data security-related matters. We may find it necessary or desirable to join self-regulatory bodies or other privacy-related organizations that require compliance with their rules pertaining to privacy and data security. We also may be bound by contractual obligations that limit our ability to collect, use, disclose and leverage listener data and to derive economic value from it. New laws, amendments to or re-interpretations of existing laws, rules of self-regulatory bodies, industry standards and contractual obligations, as well as changes in our listeners' expectations and demands regarding privacy and data security, may limit our ability to collect, use and disclose, and to leverage and derive economic value from listener data. We may also be required to expend significant resources to adapt to these changes and to develop new ways to deliver relevant advertising or otherwise provide value to our advertisers. In particular, government regulators have proposed "do not track" mechanisms, and requirements that users affirmatively "opt-in" to certain types of data collection that, if enacted into law or adopted by self-regulatory bodies or as part of industry standards, could significantly hinder our ability to collect and use data relating to listeners. Restrictions on our ability to collect, access and harness listener data, or to use or disclose listener data or any profiles that we develop using such data, would in turn limit our ability to stream personalized music content to our listeners and offer targeted advertising opportunities to our advertising customers, each of which are critical to the success of our business.

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

        We cannot control the actions of third parties who may have access to the listener data we collect. The integration of the Pandora service with applications provided by third parties represents a significant growth opportunity for us, but we may not be able to control such third parties' use of listeners' data, ensure their compliance with the terms of our privacy policies, or prevent unauthorized access to, or use or disclosure of, listener information, any of which could hinder or prevent our efforts with respect to growth opportunity. In addition, these third-party vendors may become the victim of security breaches, or have practices that may result in a breach and we may be responsible for those third-party acts or failures to act.

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

In addition, if our billing software fails to work properly and, as a result, we do not automatically charge our subscribers' credit cards on a timely basis or at all, or there are issues with financial insolvency of our third-party vendors or other unanticipated problems or events, we could lose subscription revenue, which would harm our operating results.

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

In 2010, the U.S. Department of Transportation identified driver distraction as a top priority, and in April 2013, the National Highway Traffic Safety Administration (the "NHTSA") released new voluntary guidelines for visual-manual devices not related to the driving task that are integrated into motor vehicles. NHTSA also intends to propose guidelines applicable to after-market and portable devices that may be used in motor vehicles. Regulatory restrictions on how drivers and passengers in motor vehicles may engage with devices on which our service is broadcast could inhibit our ability to increase listener hours and generate ad revenue, which would harm our operating results. In addition, concerns over driver distraction due to use of mobile and other electronic devices to access our service in motor vehicles could result in litigation and negative publicity.

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

        The trading price of our common stock has been and is likely to continue to be volatile. In addition to the risk factors described in this section and elsewhere in this Transition Report on Form 10-K, factors that may cause the price of our common stock to fluctuate include, but are not limited to:

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

If securities or industry analysts cease publishing research, publish inaccurate or unfavorable research about our business or make projections that exceed our actual results, our stock price and trading volume could decline.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        Our principal executive offices are located in Oakland, California in a 98,872 square-foot facility, under a lease expiring on September 30, 2017. We also lease regional offices in Chicago, Illinois; Santa Monica, California; and New York, New York and local sales offices at various locations throughout the United States and in Sydney, Australia.

        Our data centers are located in colocation facilities operated by Equinix in San Jose, California and Ashburn, Virginia as well as by Digital Realty Trust in Chicago, Illinois and are designed to be fault tolerant and operate at maximum uptime. Backup systems in California and Virginia can be brought online in the event of a failure at the other data centers. These redundancies enable fault tolerance and will also support our continued growth.

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

ITEM 3.    LEGAL PROCEEDINGS

        The material set forth in Note 6 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Transition Report on Form 10-K is incorporated herein by reference.

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

PRICE RANGE OF OUR COMMON STOCK

        Our common stock has traded on the NYSE since June 15, 2011. Our initial public offering was priced at $16.00 per share on June 14, 2011.

	High	Low
Eleven Months Ended December 31, 2013
First quarter (February 1, 2013 - April 30, 2013)	$14.27	$11.36
Second quarter (May 1, 2013 - July 31, 2013)	$20.52	$13.94
Third quarter (August 1, 2013 - October 31, 2013)	$28.17	$18.16
Fourth quarter (November 1, 2013 - December 31, 2013)(1)	$31.56	$25.67
Twelve Months Ended January 31, 2013
First quarter (February 1, 2012 - April 30, 2012)	$15.25	$7.83
Second quarter (May 1, 2012 - July 31, 2012)	$12.30	$8.50
Third quarter (August 1, 2012 - October 31, 2012)	$12.57	$7.38
Fourth quarter (November 1, 2012 - January 31, 2013)	$11.90	$7.08

(1)
The fourth quarter of calendar 2013 (11-months) included two months (November 1, 2013—December 31, 2013) as a result of the change in our fiscal year-end.

        On December 31, 2013, the closing price per share of our common stock as reported on the NYSE was $26.60. As of December 31, 2013, there were approximately 71 holders of record of our common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a large portion of our common stock is held through brokerage firms.

Dividend Policy

        We have not declared or paid any cash dividends on our common stock and currently do not anticipate paying any cash dividends in the foreseeable future. Instead, we intend to retain all available funds and any future earnings for us in the operation and expansion of our business. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on our future earnings, capital requirements, financial condition, future prospects, applicable Delaware law, which provides that dividends are only payable out of surplus or current net profits, and other factors that our board of directors deems relevant. In addition, our credit facility restricts our ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Indebtedness—Credit Facility" and Note 8 to our financial statements included elsewhere in this Transition Report on Form 10-K.

Equity Compensation Plan Information

        For equity compensation plan information refer to Item 12 in Part III of this Transition Report on Form 10-K.

Stock Price Performance Graph

        This performance graph shall not be deemed to be "soliciting material" or "filed" or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act except as shall be expressly set forth by specific reference in such filing.

        The following graph shows a comparison from June 15, 2011, the date our common stock commenced trading on the NYSE, through December 31, 2013 of the total cumulative return of our common stock with the total cumulative return of the New York Stock Exchange Composite Index (the "NYA Composite"), the Global X Social Media Index (the "SOCL") and the SPDR Morgan Stanley Technology MTK Index (the "MTK"). The figures represented below assume an investment of $100 in our common stock at the closing price of $17.42 on June 15, 2011 and in the NYA Composite and MTK on the same date. The SOCL was modeled from the inception of the index on November 15, 2011. Data for the NYA Composite, MTK and SOCL assume reinvestment of dividends. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Total Return Among Pandora Media, Inc.,
New York Stock Exchange Composite Index, Global X Social Media Index and
SPDR Morgan Stanley Technology MTK Index

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial and other data should be read in conjunction with, and are qualified by reference to, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our audited consolidated financial statements and the accompanying notes included elsewhere in this report. The consolidated statement of operations and balance sheet data for the twelve months ended January 31, 2010 and 2011 and the consolidated balance sheet data as of January 31, 2010, 2011 and 2012 were derived from our audited consolidated financial statements not included in this report. The consolidated statements of operations data for the twelve months ended January 31, 2012 and 2013 for the eleven months ended December 31, 2013 and the consolidated balance sheet data as of January 31, 2013 and December 31, 2013 were derived from our audited consolidated financial statements included in this report. The consolidated statement of operations data for the eleven months ended December 31, 2012 is unaudited.

        The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

	Twelve months ended January 31,				Eleven months ended December 31,
	2010	2011	2012	2013	2012	2013
					(unaudited)
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
Advertising	$50,147	$119,333	$239,957	$375,218	$343,318	$489,340
Subscription and other	5,042	18,431	34,383	51,927	46,166	110,893

Total revenue	55,189	137,764	274,340	427,145	389,484	600,233
Cost of revenue:
Cost of revenue—Content acquisition costs	32,946	69,357	148,708	258,748	230,731	314,866
Cost of revenue—Other(1)	7,892	11,559	22,759	32,019	28,740	41,844

Total cost of revenue	40,838	80,916	171,467	290,767	259,471	356,710

Gross profit	14,351	56,848	102,873	136,378	130,013	243,523
Operating Expenses:
Product development(1)	6,026	6,736	13,425	18,118	16,191	29,986
Sales and marketing(1)	17,426	36,250	65,010	107,715	94,566	169,774
General and administrative(1)	6,358	14,183	35,428	48,247	43,320	70,212

Total operating expenses	29,810	57,169	113,863	174,080	154,077	269,972

Loss from operations	(15,459)	(321)	(10,990)	(37,702)	(24,064)	(26,449)
Other expense, net	(1,294)	(1,309)	(5,042)	(441)	(401)	(474)

Loss before provision for income taxes	(16,753)	(1,630)	(16,032)	(38,143)	(24,465)	(26,923)
Income tax benefit (expense)	—	(134)	(75)	(5)	3	(94)

Net loss	(16,753)	(1,764)	(16,107)	(38,148)	(24,462)	(27,017)
Deemed dividend on Series D and Series E	(1,443)	—	—	—	—	—
Accretion of redeemable convertible preferred stock	(218)	(300)	(110)	—	—	—
Increase in cumulative dividends payable upon conversion of liquidation of redeemable convertible preferred stock	(6,461)	(8,978)	(3,648)	—	—	—

Net loss attributable to common stockholders	$(24,875)	$(11,042)	$(19,865)	$(38,148)	$(24,462)	$(27,017)

Net loss per share, basic and diluted	$(3.84)	$(1.03)	$(0.19)	$(0.23)	$(0.15)	$(0.15)

Weighted-average common shares outstanding used in computing basic and diluted net loss per share	6,482	10,761	105,955	168,294	167,956	180,968

(1)
Includes stock-based compensation as follows:

Cost of revenue—Other	$18	$85	$582	$1,214	$1,109	$1,946
Product development	125	329	1,638	4,530	4,138	8,802
Sales and marketing	225	549	4,866	12,294	11,128	20,222
General and administrative	109	492	2,101	7,462	6,908	9,071

Total stock-based compensation	$477	$1,455	$9,187	$25,500	$23,283	$40,041

Key Metrics (unaudited):(2)

	Twelve months ended January 31,			Eleven months ended December 31,
	2011	2012	2013	2012	2013
	(in billions)
Listener hours	3.83	8.23	14.01	12.56	15.31

	As of January 31,			As of December 31,
	2011	2012	2013	2013
	(in millions)
Active users	29.3	47.6	65.6	76.2
(2)
Listener hours and active users are defined in the section entitled "Key Metrics" in Item 7 of this Transition Report on Form 10-K.

	As of January 31,				As of December 31,
	2010	2011	2012	2013	2013
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$16,164	$43,048	$44,126	$65,725	$245,755
Working capital	18,929	36,715	89,218	82,644	362,777
Total assets	40,277	99,209	178,015	218,832	673,335
Preferred stock warrant liability	300	1,027	—	—	—
Convertible preferred stock	104,806	126,662	—	—	—
Common stock and additional paid-in capital	1	2,309	205,971	238,569	675,123
Total stockholders' equity (deficit)	(87,771)	(83,010)	104,540	98,989	508,231

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

        You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Transition Report on Form 10-K. The following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to those discussed below and elsewhere in this report, particularly in the sections entitled "Special Note Regarding Forward-Looking Statements and Industry Data" and "Risk Factors."

        We changed our fiscal year to the calendar twelve months ending December 31, effective beginning with the year ended December 31, 2013. As a result, our current fiscal period was shortened from twelve months to an eleven-month transition period ended on December 31, 2013. We reported our third fiscal quarter as the three months ended October 31, 2013, followed by a two-month transition period ended December 31, 2013.

        In this MD&A, when financial results for the 2013 transition period are compared to financial results for the prior year period, the results compare the eleven-month period ended December 31, 2013 to the unaudited results for the eleven month period ended December 31, 2012. When financial results for fiscal 2013 are compared to financial results for fiscal 2012, the results compare our previous fiscal years, or the twelve-month periods ended January 31, 2013 and January 31, 2012. The following tables show the months included within the various comparison periods in our MD&A:

Calendar 2013 (11-month) Results Compared With Calendar 2012 (11-month recast, unaudited)
Calendar 2012 (11-month recast, unaudited)	Calendar 2013 (11-month)
February 2012 - December 2012	February 2013 - December 2013

Fiscal 2013 Results Compared With Fiscal 2012
2012	2013
February 2011 - January 2012	February 2012 - January 2013

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

        As of December 31, 2013, we had more than 200 million registered users, which we define as the total number of accounts that have been created for our service at period end. As of December 31, 2013 approximately 175 million registered users have accessed Pandora through smartphones and tablets. For the eleven months ended December 31, 2013, we streamed 15.31 billion hours of radio and as of December 31, 2013, we had 76.2 million active users during the prior 30 day period. According to a September 2013 report by Triton, we have more than a 70% share of internet radio among the top 20 stations and networks in the United States. Since we launched our free, advertising-supported radio service in 2005, our listeners have created over 5 billion stations.

        At the core of our service is our set of proprietary personalization technologies, including the Music Genome Project and our playlist generating algorithms. The Music Genome Project is a database of over 1,000,000 uniquely analyzed songs from over 100,000 artists, spanning over 500 genres and sub-genres, which we develop one song at a time by evaluating and cataloging each song's particular attributes. When a listener enters a single song, artist or genre to start a station, the Pandora service instantly generates a station that plays music we think that listener will enjoy. Based on listener reactions to the songs we stream, we further tailor the station to match the listener's preferences in real time.

        We currently provide the Pandora service through two models:

  •
  Free Service.  Our free service is advertising-supported and allows listeners access to our music and comedy catalogs and personalized playlist generating system across all of our delivery platforms.

  •
  Pandora One.  Pandora One is provided to paying subscribers without any external advertising. Pandora One allows listeners to have more daily skips and enjoy higher quality audio on supported devices.

        A key element of our strategy is to make the Pandora service available everywhere that there is internet connectivity. To this end, we make the Pandora service available through a variety of distribution channels. In addition to streaming our service to traditional computers, we have developed Pandora mobile device applications or "apps" for smartphones such as iPhone, Android and the Windows Phone and the iPhone and for tablets including the iPad and Android tablets. We distribute those mobile apps free to listeners via app stores. In addition, Pandora is now integrated with more than 1,000 connected devices, including automobiles, automotive aftermarket devices and consumer electronic devices.

Recent Key Events

        In 2013, we integrated Pandora's advertising inventory into the leading radio media buying platforms, Mediaocean and STRATA, and we are continuing to enhance the ability of radio advertisers to purchase media on these platforms which incorporate Triton measurements of our radio audience reach side-by-side with terrestrial radio metrics. In addition, we have invested in building a local sales force in major radio markets. In January 2014, we began rolling out in-car advertising solutions which will run across the vehicle models that include a native Pandora integration. Our integration into standard radio media-buying processes and measurement, our in-car advertising solutions and our local ad sales force are key elements of our strategy for expanded penetration of the radio advertising market.

        In June 2013, we entered into a local marketing agreement to program KXMZ-FM, a Rapid City, South Dakota-area terrestrial radio station. In addition, we entered into an agreement to purchase the assets of KXMZ-FM for a total purchase price of approximately $0.6 million in cash, subject to certain closing conditions. These agreements were made in part to allow us to qualify for certain settlement agreements concerning royalties for the public performance of musical works between the Radio Music Licensing Committee ("RMLC") and the American Society of Composers, Authors and Publishers ("ASCAP") and Broadcast Music, Inc. ("BMI"), respectively. Completion of the KXMZ-FM acquisition is subject to various closing conditions. These include, but are not limited to, regulatory approval by the Federal Communications Commission. Upon completion of these conditions, we expect to account for this transaction as a business combination.

        In September 2013, we completed a follow-on public equity offering in which we sold an aggregate of 15,730,000 shares of our common stock, inclusive of 2,730,000 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $25.00 per share. In addition, another 5,200,000 shares were sold by certain selling stockholders. We received aggregate net proceeds of $378.7 million, after deducting underwriting discounts and commissions and offering expenses from sales of our shares in the offering. We did not receive any of the proceeds from the sales of shares by the selling stockholders. We anticipate that we will use the net proceeds of this offering for general corporate purposes, including working capital and capital expenditures. In addition, we may use a portion of the net proceeds for potential acquisitions of businesses, products or technologies, although we have no current agreements or understandings with respect to any such transactions.

Factors Affecting our Business Model

        As our mobile listenership increases, we face new challenges in optimizing our advertising products for delivery on mobile and other connected device platforms and monetizing inventory generated by listeners using these platforms. The mobile digital advertising market is at an early stage of development, with lower overall spending levels than traditional online advertising markets, and faces technical challenges due to fragmented platforms and lack of standard audience measurement protocols. As a greater share of our listenership is consumed on mobile devices, our ability to monetize increased mobile streaming may not keep up with our past monetization of streaming to desktop computers and laptops.

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

        Growth in our active users and distribution platforms has fueled a corresponding growth in listener hours. Our total number of listener hours is a key driver for both revenue generation opportunities and content acquisition costs, which are the largest component of our expenses:

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

        We pay royalties to the copyright owners, or their agents, of each sound recording that we stream and to the copyright owners, or their agents, of the musical work embodied in that sound recording, subject to certain exclusions. Royalties for sound recordings are negotiated with and paid to record labels or to SoundExchange, a performing rights organization ("PRO") authorized to collect royalties on behalf of all sound recording copyright owners. Royalties for musical works are most often negotiated with and paid to PROs such as ASCAP, BMI and SESAC or directly to publishing companies such as Sony/ATV. Royalties are calculated based on the number of sound recordings streamed, revenue earned or other usage measures. Refer to "Musical Works" in the Business section for more information.

        We stream spoken word comedy content pursuant to a federal statutory license, for which the underlying literary works are not currently entitled to eligibility for licensing by any performing rights organization for the United States. Rather, pursuant to industry-wide custom and practice, this content is performed absent a specific license from any such performing rights organization or the copyright owner of such content. However, we pay royalties to SoundExchange at rates negotiated between representatives of online music services and SoundExchange for the right to stream this spoken word comedy content.

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

        Until September 2011, for listeners who are not subscribers, we limited usage of our advertising-supported service on traditional, desktop and laptop, computers to 40 hours per month. Listeners who reached this limit could continue to use this service by paying $0.99 for the remainder of the month. We included this revenue in subscription and other revenue. In September 2011, we effectively eliminated the 40 hour per month listening cap on traditional computers by increasing the cap to 320 hours of listening per month, which almost none of our listeners exceed.

        In March 2013, we instituted a 40 hour per month listening limit for our advertising supported service on certain mobile and other connected devices. Listeners who reached this limit could continue to use our ad supported service on these devices by paying $0.99 for the remainder of the month, could listen to our ad supported service on their traditional computers, or could purchase Pandora One subscriptions for $36 per year or approximately $4 per month. Effective September 2013, we eliminated this limit primarily due to our improved ability to monetize mobile listener hours. Although we have removed the broad 40 hour per month mobile listening limit, we have implemented other more precise measures that we believe will allow us to better manage the growth of content acquisition costs while minimizing adverse effects on the listener experience. In addition, while the mobile listening limit drove significant growth in subscribers, this growth has moderated subsequent to removing the limit.

        As the volume of music we stream to listeners in the United States increases, our content acquisition costs will also increase, regardless of whether we are able to generate more revenue. In addition, we expect to invest heavily in our operations to support anticipated future growth. One of our key objectives is furthering our market leadership in internet radio, which we believe will strengthen our brand and help us to convince advertisers to allocate spending towards our ad products. As such, a central focus is adding, retaining and engaging listeners to build market share and grow our listener hours. For the foreseeable future, we expect that there will be periods during which our ability to monetize listener hours will lag behind the growth of listener hours. As our business matures, we expect that the growth rate in our listener hours will decline relative to our increased ability to monetize listener hours. However, we expect to incur net losses on a U.S. GAAP basis in the near term.

        Our current strategy is to leverage any improvements in gross profit by investing in broadening distribution channels, developing innovative and scalable advertising products, increasing utilization of advertising inventory and building our sales force. These investments are intended to drive further growth in our business through both increased listener hours and monetization of those hours, and as a result we are targeting gradual improvements in gross profit over time. Our planned reinvestment of any resulting incremental gross profit will continue to depress any growth of bottom line profitability. In this regard, we do not expect significant improvements in our earnings per share for calendar year 2014 relative to calendar year 2013.

Key Metrics

Listener Hours

        The table below sets forth our listener hours for the twelve months ended January 31, 2012 and 2013 and the eleven months ended December 31, 2012 and 2013.

	Twelve months ended January 31,		Eleven months ended December 31,
	2012	2013	2012	2013
	(in billions)
Listener hours	8.23	14.01	12.56	15.31

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

Active Users

        The table below sets forth our active users as of January 31, 2013 and December 31, 2013.

	As of January 31, 2013	As of December 31, 2013
	(in millions)
Active users	65.6	76.2

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

Advertising Revenue per Thousand Listener Hours ("ad RPMs")

        The table below sets forth our ad RPMs, including total, traditional computer and mobile and other connected devices ad RPMs for the twelve months ended January 31, 2012 and 2013 and the eleven months ended December 31, 2012 and 2013.

	Twelve months ended January 31,		Eleven months ended December 31,
	2012	2013	2012	2013
Total ad RPMs	$32.22	$29.13	$29.60	$36.70
Traditional computer	62.68	53.73	54.51	56.79
Mobile and other connected devices	21.05	22.53	22.80	31.97

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

        We also provide estimates of disaggregated ad RPMs for our traditional computer platform as well as our mobile and other connected devices platforms, which we calculate by dividing the estimated advertising revenue generated through the respective platforms by the number of thousands of listener hours of our advertising-based service delivered through such platforms. While we believe that such disaggregated ad RPMs provide directional insight for evaluating our efforts to monetize our service by platform, we do not validate disaggregated ad RPMs to the level of financial statement reporting. Such metrics should be seen as indicative only and as management's best estimate. We continue to refine our systems and methodologies used to categorize ad RPMs across our delivery platforms. Period-to-period results should not be regarded as precise nor can they be relied upon as indicative of results for future periods. In addition, as our business matures and in response to technological evolutions, we anticipate that the relevant indicators we monitor for evaluating our business may change.

  Total ad RPMs

        For the eleven months ended December 31, 2012 and 2013, total ad RPMs increased compared to the respective prior year period as advertising sales growth outpaced the growth in advertising-supported listener hours primarily due to an increase in the number of ads delivered, as well as an increase in the average price per ad. In addition, total ad RPMs benefited from measures we implemented in 2013 to better manage the growth of mobile content acquisition costs while minimizing adverse effects on the listener experience.

        For the twelve months ended January 31, 2012 and 2013, total ad RPMs decreased compared to the respective prior year period, as the growth in listener hours outpaced the growth in advertising revenue, primarily due to the effective elimination of the 40 hour per month listening cap on traditional computers in September 2011.

  Traditional computer ad RPMs

        For the eleven months ended December 31, 2012 and 2013, traditional computer ad RPMs increased compared to the respective prior year period, as the growth in traditional computer revenue outpaced the growth in listener hours on that platform primarily due to an increase in the average price per ad.

        For the twelve months ended January 31, 2012 and 2013, traditional computer ad RPMs decreased compared to the respective prior year period, as the growth in listener hours outpaced the growth in advertising revenue on that platform, primarily due to the effective elimination of the 40 hour per month listening cap on traditional computers in September 2011.

  Mobile and other connected device ad RPMs

        For the eleven months ended December 31, 2012 and 2013, mobile and other connected device ad RPMs increased compared to the respective prior year period, as the growth in mobile and other connected devices revenue outpaced the growth in listener hours on those platforms primarily due to an increase in the number of ads delivered and an increase in the average price per ad. In addition, mobile and other connected device ad RPMs benefited from measures we implemented in 2013 to better manage the growth of mobile content acquisition costs while minimizing adverse effects on the listener experience.

        For the twelve months ended January 31, 2012 and 2013, mobile and other connected device ad RPMs increased compared to the respective prior year period, as the growth in mobile and connected devices revenue outpaced the growth in listener hours on those platforms. The increase in RPMs for the twelve months ended January 31, 2013 was partially offset by the effect of direct advertising sales to one customer which accounted for 9% of revenue in the twelve months ended January 31, 2012.

Total Revenue per Thousand Listener Hours ("total RPMs")

        The table below sets forth our total RPMs, including total, traditional computer and mobile and other connected devices total RPMs for the twelve months ended January 31, 2012 and 2013 and the eleven months ended December 31, 2012 and 2013.

	Twelve months ended January 31,		Eleven months ended December 31,
	2012	2013	2012	2013
Total RPMs	$33.32	$30.49	$30.88	$39.22
Traditional computer	58.84	52.36	52.98	56.01
Mobile and other connected devices	21.93	23.83	24.03	34.98

        We track revenue per thousand listener hours for our service because it is a key indicator of our ability to monetize our listener hours. We focus on total RPMs across all of our delivery platforms. Total RPMs compare advertising and subscription and other revenue generated in a given period to total listener hours in the period. We calculate total RPMs by dividing the total revenue generated by the number of thousands of listener hours.

        The estimates used to derive disaggregated total RPMs for our traditional computer platform as well as our mobile and other connected devices platforms are similar to those used to derive ad RPMs. The changes in total RPMs were driven by the same factors mentioned above within the discussion of ad RPMs.

Licensing Costs per Thousand Listener Hours ("LPMs")

        The table below sets forth our total LPMs for the twelve months ended January 31, 2012 and 2013 and the eleven months ended December 31, 2012 and 2013.

	Twelve months ended January 31,		Eleven months ended December 31,
	2012	2013	2012	2013
Total LPMs	$18.06	$18.47	$18.30	$20.57

        We track licensing costs per thousand listener hours and analyze them in combination with our analysis of RPMs as they provide a key indicator of our profitability. LPMs are relatively fixed licensing costs with scheduled annual rate increases which drive period over period changes in LPMs. As such, the margin on our business varies principally with variances in ad RPMs and subscription RPMs. Total LPMs in the twelve months ended January 31, 2013 and the eleven months ended December 31, 2013 increased compared to the respective prior year periods primarily due to scheduled rate increases.

Basis of Presentation and Results of Operations

        The following tables present our results of operations for the periods indicated as a percentage of total revenue. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Twelve months ended January 31,		Eleven months ended December 31,
	2012	2013	2012	2013
			(unaudited)
Revenue:
Advertising	87%	88%	88%	82%
Subscription and other	13	12	12	18

Total revenue	100	100	100	100
Cost of revenue:
Cost of revenue—Content acquisition costs	54	61	59	52
Cost of revenue—Other(1)	8	7	7	7

Total cost of revenue	62	68	66	59

Gross profit	38	32	34	41
Operating expenses:
Product development(1)	5	4	4	5
Sales and marketing(1)	24	25	24	28
General and administrative(1)	13	11	11	12

Total operating expenses	42	40	39	45

Loss from operations	(4)	(8)	(5)	(4)
Other income (expense):
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other expense, net	(2)	—	—	—

Loss before provision for income taxes	(6)	(8)	(5)	(4)
Income tax benefit (expense)	—	—	0	0

Net loss	(6)%	(8)%	(5)%	(4)%

(1)
Includes stock-based compensation as follows:

Cost of revenue—Other	0.2%	0.3%	0.3%	0.3%
Product development	0.6	1.1	1.1	1.5
Sales and marketing	1.8	2.9	2.9	3.4
General and administrative	0.8	1.7	1.8	1.5

Revenue

	Twelve months ended January 31,			Eleven months ended December 31,
	2012	2013	$ Change	2012	2013	$ Change
				(unaudited)
	(in thousands)			(in thousands)
Advertising	$239,957	$375,218	$135,261	$343,318	$489,340	$146,022
Subscription and other	34,383	51,927	17,544	46,166	110,893	64,727

Total revenue	$274,340	$427,145	$152,805	$389,484	$600,233	$210,749

        Advertising revenue. We generate advertising revenue primarily from audio, display and video advertising, which is typically sold on a cost-per-thousand impressions, or CPM, basis. Advertising campaigns typically range from one to twelve months, and advertisers generally pay us based on the number of delivered impressions or the satisfaction of other criteria, such as click-throughs. We also have arrangements with advertising agencies and brokers pursuant to which we provide the ability to sell advertising inventory on our service directly to advertisers. We report revenue under these arrangements net of amounts due to agencies and brokers. For the twelve months ended January 31, 2012 and 2013 and the eleven months ended December 31, 2012 and 2013, advertising revenue accounted for 87%, 88%, 88% (unaudited) and 82% of our total revenue, respectively, and we expect that advertising will comprise a substantial majority of revenue for the foreseeable future.

        For the eleven months ended December 31, 2012 compared to 2013, advertising revenue increased by $146.0 million or approximately 40%, primarily due to an approximate 30% increase in the number of ads delivered, as well as an increase in the average price per ad of approximately 10%. The increase in the number of ads delivered was primarily due to an increase in total advertising listener hours of approximately 15%, which increased the volume of advertising inventory, as well as an increase in our sales force year-over-year to sell such advertising inventory and an increase in ad capacity per hour of approximately 10%. The increase in the average price per ad was due primarily to changes in the sales distribution mix amongst direct sales, third-party network sales, and other channels and the platform mix between traditional computer and mobile and other connected devices.

        For the twelve months ended January 31, 2012 compared to 2013, advertising revenue increased by $135.3 million or approximately 56%, primarily due to an approximate 100% increase in the number of ads delivered, partially offset by a decrease in the average price per ad of approximately 20% due to fluctuations in the sales distribution mix amongst direct sales, third-party network sales, and other channels and the platform mix between traditional computer and mobile and other connected devices. The increase in the number of ads delivered was primarily due to an increase in total listener hours of approximately 70%, which increased the volume of advertising inventory, as well as an increase in our sales force year-over-year to sell such advertising inventory.

        Subscription and other revenue. Subscription and other revenue is generated primarily through the sale of a premium version of the Pandora service which currently includes advertisement-free access and higher audio quality on the devices that support it. Subscription revenue derived from direct sales to listeners is recognized on a straight-line basis over the duration of the subscription period, although in certain cases described below subscription revenue is currently subject to deferral pending the expiration of refund rights. For the twelve months ended January 31, 2012 and 2013 and the eleven months ended December 31, 2012 and 2013, subscription and other revenue accounted for 13%, 12%, 12% (unaudited) and 18% of our total revenue, respectively.

        For the eleven months ended December 31, 2012 compared to 2013, subscription and other revenue increased by $64.7 million, or approximately 140%, due to an increase in the number of subscribers, partially driven by the implementation of the mobile listening limit, which was implemented in March 2013 and eliminated in September 2013.

        For the twelve months ended January 31, 2012 compared to 2013, subscription and other revenue increased $17.5 million, or approximately 50%, due to an increase in the number of subscribers.

        Deferred revenue. Our deferred revenue consists principally of both prepaid but unrecognized subscription revenue and advertising fees received or billed in advance of the delivery or completion of the delivery of services. Deferred revenue is recognized as revenue when the services are provided and all other revenue recognition criteria have been met.

        In addition, subscription revenue derived from sales through some mobile operating systems may be subject to refund or cancellation terms which may affect the timing or amount of the subscription revenue recognition. When refund rights exist, we recognize revenue when services have been provided and the rights lapse or when we have developed sufficient transaction history to estimate a reserve. As of December 31, 2013, we had deferred all revenue subject to certain refund rights totaling approximately $14.2 million, as we do not currently have sufficient history to estimate a reserve. We expect that we will have sufficient history to estimate the reserve in January 2014. As a result, our revenue results will include a one-time reversal of substantially all of the deferred revenue related to the subscription return reserve in the first quarter of calendar year 2014.

Costs and Expenses

        Cost of revenue consists of cost of revenue—content acquisition costs and cost of revenue—other. Our operating expenses consist of product development, sales and marketing and general and administrative costs. Cost of revenue—content acquisition costs are the most significant component of our costs and expenses followed by employee-related costs, which include stock-based compensation expenses. We expect to continue to hire additional employees in order to support our anticipated growth and our product development initiatives. In any particular period, the timing of additional hires could materially affect our cost of revenue and operating expenses, both in absolute dollars and as a percentage of revenue. We anticipate that our costs and expenses will increase in the future.

Cost of revenue—Content acquisition costs

	Twelve months ended January 31,			Eleven months ended December 31,
	2012	2013	$ Change	2012	2013	$ Change
				(unaudited)
	(in thousands)			(in thousands)
Cost of revenue—Content acquisition costs	$148,708	$258,748	$110,040	$230,731	$314,866	$84,135

Content acquisition costs as a percentage of advertising revenue by platform

	Twelve months ended January 31,		Eleven months ended December 31,
	2012	2013	2012	2013
			(unaudited)
Traditional computer	29%	35%	34%	34%
Mobile and other connected devices	78%	76%	75%	58%

        Cost of revenue—Content acquisition costs principally consist of royalties paid for streaming music or other content to our listeners. Royalties are currently calculated using negotiated rates documented in agreements and are based on both percentage of revenue and listening metrics.

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

        For the eleven months ended December 31, 2012 compared to 2013, content acquisition costs increased by $84.1 million due to increased listener hours, higher royalty rates due to scheduled rate increases and increased revenue. Content acquisition costs as a percentage of total revenue decreased from 59% (unaudited) to 52%, primarily due to an increase in advertising sales and the effect of measures we have adopted to manage the growth of mobile content acquisition costs while minimizing adverse effects on the listener experience, partially offset by scheduled rate increases. Estimated content acquisition costs as a percentage of the advertising revenue attributable to our traditional computer platform were 34% in both the eleven months ended December 31, 2012 and 2013, primarily due to increases in advertising sales on that platform that were offset by scheduled rate increases. Estimated content acquisition costs as a percentage of the advertising revenue attributable to our mobile and other connected devices platforms decreased from 75% (unaudited) to 58%, primarily due to an increase in advertising sales on those platforms and the effect of measures we have adopted to manage the growth of mobile content acquisition costs while minimizing adverse effects on the listener experience, partially offset by scheduled rate increases.

        For the twelve months ended January 31, 2012 compared to 2013, content acquisition costs increased by $110.0 million due to increased royalty payments driven by increased listener hours and higher royalty rates due to scheduled rate increases and higher revenue. Content acquisition costs as a percentage of total revenue increased from 54% to 61%, primarily due to increased listener hours, higher royalty rates due to scheduled rate increases and increased revenue. Estimated content acquisition costs as a percentage of the revenue attributable to our traditional computer platform increased from 29% to 35%, primarily due to an increase in listener hours as a result of the effective elimination of the 40 hour per month listening cap on traditional computers and scheduled rate increases. Estimated content acquisition costs as a percentage of the revenue attributable to our mobile and other connected devices platforms decreased from 78% to 76%, primarily due to the an increase in advertising sales on those platforms.

Cost of revenue—other

	Twelve months ended January 31,			Eleven months ended December 31,
	2012	2013	$ Change	2012	2013	$ Change
				(unaudited)
	(in thousands)			(in thousands)
Cost of revenue—Other	$22,759	$32,019	$9,260	$28,740	$41,844	$13,104

        Cost of revenue—Other consists primarily of hosting, infrastructure and the employee-related costs associated with supporting those functions. Hosting costs consist of content streaming, maintaining our internet radio service and creating and serving advertisements through third-party ad servers. We make payments to third-party ad servers for the period the advertising impressions or click-through actions are delivered or occur, and accordingly, we record this as a cost of revenue in the related period.

        For the eleven months ended December 31, 2012 compared to 2013, cost of revenue increased by $13.1 million primarily due to an $8.5 million increase in ad serving costs and hosting costs driven by an increase in advertising revenue and listener hours, a $2.8 million increase in employee-related costs driven by an increase in headcount and a $2.1 million increase in infrastructure costs primarily driven by an increase in listener hours.

        For the twelve months ended January 31, 2012 compared to 2013, cost of revenue increased by $9.3 million due to a $5.3 million increase in ad serving and costs and hosting services costs driven by an increase in advertising revenue and listener hours, a $2.0 million increase in employee-related costs driven by an increase in headcount and a $1.8 million increase in infrastructure costs primarily driven by an increase in listener hours.

Gross profit

	Twelve months ended January 31,			Eleven months ended December 31,
	2012	2013	$ Change	2012	2013	$ Change
				(unaudited)
	(in thousands)			(in thousands)
Total revenue	$274,340	$427,145	$152,805	$389,484	$600,233	$210,749
Total cost of revenue	171,467	290,767	119,300	259,471	356,710	97,239

Gross profit	$102,873	$136,378	$33,505	$130,013	$243,523	$113,510

Gross margin	37%	32%		33%	41%

        For the eleven months ended December 31, 2012 compared to 2013, gross profit increased by $113.5 million primarily due to an increase in advertising revenue as a result of an increase in the number of ads delivered. Gross margin increased from 33% (unaudited) to 41% as the growth in advertising revenue outpaced the growth in content acquisition costs primarily due to an increase in the number of ads delivered and the effect of the measures we adopted to manage the growth of mobile content acquisition costs.

        For the twelve months ended January 31, 2012 compared to 2013, gross profit increased by $33.5 million primarily due to an increase in advertising revenue as a result of an increase in the number of ads delivered. Gross margin decreased from 37% to 32% as the growth in content acquisition costs outpaced the growth in revenue primarily due to an increase in listener hours in connection with the removal of the 40 hour traditional computer listening cap in September 2011.

Product development

	Twelve months ended January 31,			Eleven months ended December 31,
	2012	2013	$ Change	2012	2013	$ Change
				(unaudited)
	(in thousands)			(in thousands)
Product development	$13,425	$18,118	$4,693	$16,191	$29,986	$13,795

        Product development consists primarily of employee-related costs, including salaries and benefits related to employees in software engineering, music analysis and product management departments, facilities-related expenses, information technology and costs associated with supporting consumer connected-device manufacturers in implementing our service in their products. We incur product development expenses primarily for improvements to our website and the Pandora app, development of new advertising products and development and enhancement of our personalized station(s) generating system. We have generally expensed product development as incurred. Certain website development and internal use software development costs may be capitalized when specific criteria are met. In such cases, the capitalized amounts are amortized over the useful life of the related application once the application is placed in service. We intend to continue making significant investments in developing new products and enhancing the functionality of our existing products.

        For the eleven months ended December 31, 2012 compared to 2013, product development expenses increased by $13.8 million primarily due to a $13.2 million increase in employee-related costs primarily driven by an increase in headcount.

        For the twelve months ended January 31, 2012 compared to 2013, product development expenses increased by $4.7 million primarily due to a $5.0 million increase in employee-related costs primarily driven by an increase in headcount.

Sales and marketing

	Twelve months ended January 31,			Eleven months ended December 31,
	2012	2013	$ Change	2012	2013	$ Change
				(unaudited)
	(in thousands)			(in thousands)
Sales and marketing	$65,010	$107,715	$42,705	$94,566	$169,774	$75,208

        Sales and marketing consists primarily of employee-related costs, including salaries, commissions and benefits related to employees in sales, sales support and marketing departments. In addition, sales and marketing expenses include transaction processing fees for subscription purchases on mobile platforms, external sales and marketing expenses such as third-party marketing, branding, advertising and public relations expenses, facilities-related expenses, infrastructure costs and credit card fees. We expect sales and marketing expenses to increase as we hire additional personnel to build out our sales and sales support teams.

        For the eleven months ended December 31, 2012 compared to 2013, sales and marketing expenses increased by $75.2 million primarily due to a $44.9 million increase in employee-related costs and a $5.4 million increase in facilities and equipment expenses, both of which were primarily driven by an increase in headcount, a $16.1 million increase in transaction processing fees for subscription purchases on mobile platforms and a $9.1 million increase in marketing expenses.

        For the twelve months ended January 31, 2012 compared to 2013, sales and marketing expenses increased by $42.7 million primarily due to a $33.2 million increase in employee-related costs and a $3.0 million increase in facilities and equipment expenses, both of which were primarily driven by an increase in headcount, and a $4.8 million increase in transaction processing fees for subscription purchases on mobile platforms.

General and administrative

	Twelve months ended January 31,			Eleven months ended December 31,
	2012	2013	$ Change	2012	2013	$ Change
				(unaudited)
	(in thousands)			(in thousands)
General and administrative	$35,428	$48,247	$12,819	$43,320	$70,212	$26,892

        General and administrative consists primarily of employee-related costs, consisting of salaries and benefits for finance, accounting, legal, internal information technology and other administrative personnel. In addition, general and administrative expenses include professional services costs for outside legal and accounting services, facilities-related expenses and infrastructure costs. We expect general and administrative expenses to increase in future periods as we continue to invest in corporate infrastructure, including adding personnel and systems to our administrative functions.

        For the eleven months ended December 31, 2012 compared to 2013, general and administrative expenses increased by $26.9 million primarily due to an $11.7 million increase in professional fees, a $10.5 million increase in employee-related costs and a $2.4 million increase in facilities and equipment expenses, both of which were primarily driven by an increase in headcount.

        For the twelve months ended January 31, 2012 compared to 2013, general and administrative expenses increased by $12.8 million primarily due to a $10.4 million increase in employee-related costs and a $1.4 million increase in facilities and equipment expenses, both of which were primarily driven by an increase in headcount.

Income tax benefit (expense)

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

Other income (expense)

	Twelve months ended January 31,			Eleven months ended December 31,
	2012	2013	$ Change	2012	2013	$ Change
				(unaudited)
	(in thousands)			(in thousands)
Interest income	$59	$95	$36	$88	$96	$8
Interest expense	(616)	(535)	81	(486)	(554)	(68)
Other expense, net	(4,485)	(1)	4,484	(3)	(16)	(13)

Total other expense	$(5,042)	$(441)	$4,601	$(401)	$(474)	$(73)

        For the eleven months ended December 31, 2012 compared to 2013, total other expense increased by $0.1 million primarily driven by a $0.1 million increase in interest expense.

        For the twelve months ended January 31, 2012 compared to 2013, total other expense decreased by $4.6 million primarily due to a $4.5 million decrease in expenses recorded in connection with the warrant remeasurement during the twelve months ended January 31, 2012, which was due to the change in the fair market value of our common stock. Upon the IPO in June 2011, this liability was eliminated, resulting in a corresponding decrease in other expense.

Liquidity and Capital Resources

        As of December 31, 2013 we had cash, cash equivalents and investments totaling $450.1 million, which consisted of cash and money market funds held at major financial institutions, commercial paper, investment-grade corporate debt securities and U.S. government and government agency debt securities.

        In September 2013, we completed a follow-on public equity offering in which we sold an aggregate of 15,730,000 shares of our common stock, inclusive of 2,730,000 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $25.00 per share. In addition, another 5,200,000 shares were sold by certain selling stockholders. We received aggregate net proceeds of $378.7 million, after deducting underwriting discounts and commissions and offering expenses from sales of our shares in the offering. We did not receive any of the proceeds from the sales of shares by the selling stockholders.

        The principal uses of our cash during the eleven months ended December 31, 2013 were funding our operations, as described below, and capital expenditures.

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

Our Indebtedness

        In May 2011, we entered into a $30.0 million credit facility with a syndicate of financial institutions. In September 2013, we amended this credit facility. The amendment increased the aggregate commitment amount from $30.0 million to $60.0 million, extended the maturity date from May 12, 2015 to September 12, 2018 and decreased the interest rate on borrowings. Refer to Note 8 "Debt Instruments" in the Notes to Consolidated Financial Statements for further details regarding our credit facility.

        In July 2013, we borrowed approximately $10.0 million from the credit facility to enhance our working capital position. This amount was paid off in full in August 2013.

Capital Expenditures

        Consistent with previous periods, future capital expenditures will primarily focus on acquiring additional hosting and general corporate infrastructure. Our access to capital is adequate to meet our anticipated capital expenditures for our current plans.

Historical Trends

        The following table summarizes our cash flow data for the twelve months ended January 31, 2012 and 2013 and the eleven months ended December 31, 2012 and 2013.

	Twelve months ended January 31,		Eleven months ended December 31,
	2012	2013	2012	2013
			(unaudited)
	(in thousands)		(in thousands)
Net cash provided by (used in) operating activities	$5,358	$(250)	$1,702	$(2,986)
Net cash provided by (used in) investing activities	(58,550)	15,185	8,235	(211,919)
Net cash provided by financing activities	54,270	6,669	5,877	394,997

Operating activities

        In the eleven months ended December 31, 2013, net cash used in operating activities was $3.0 million, including our net loss of $27.0 million, which was offset by non-cash charges of $50.6 million primarily related to $40.0 million in stock-based compensation expense. Net cash used in operating activities benefited from a $13.4 million increase in deferred revenue from the prior period primarily due to an increase in subscriptions, partially driven by the temporary implementation of the mobile listening limit and an increase in accrued royalties of $13.0 million due to schedule rate increases, offset by a $60.6 million increase in accounts receivable driven by an increase in revenue.

        In the eleven months ended December 31, 2012, net cash provided by operating activities was $1.7 million (unaudited), primarily due to non-cash charges of $31.5 million (unaudited) primarily related to $23.3 million (unaudited) in stock-based compensation expense, offset by our net loss of $24.5 million (unaudited).Net cash provided by operating activities benefited from an increase in accrued royalties of $17.5 million (unaudited) due to schedule rate increases and a $10.3 million (unaudited) increase in deferred revenue primarily due to an increase in customers purchasing subscriptions for Pandora One, offset by an increase in accounts receivable of $43.5 million (unaudited) driven by an increase in revenue.

        In the twelve months ended January 31, 2013, net cash used in operating activities was $0.3 million, including our net loss of $38.1 million, offset by non-cash charges of $33.2 million primarily related to stock-based compensation expense. Net cash used in operating activities benefited an increase in accrued royalties of $19.3 million due to schedule rate increases and an increase in deferred revenue of $10.0 million primarily due to an increase in customers purchasing subscriptions for Pandora One, offset by an increase in accounts receivable of $36.7 million driven by an increase in revenue.

        In the twelve months ended January 31, 2012, net cash provided by operating activities was $5.4 million, including non-cash charges of $18.9 million primarily related to stock-based compensation expense, offset by our net loss of $16.1 million. In addition, cash provided by operating activities benefitted from an increase in accrued royalties of $15.7 million due to schedule rate increases and a $3.3 million increase in deferred revenue primarily related to an increase in customers purchasing subscriptions for Pandora One, offset by an increase in accounts receivable of $24.5 million driven by an increase in revenue.

Investing activities

        In the eleven months ended December 31, 2013, net cash used in investing activities was $211.9 million, primarily due to $224.5 million for purchases of investments, $42.2 million in maturities of short-term investments, $21.2 million for capital expenditures for server equipment and leasehold improvements and $8.0 million for the purchase of patents.

        In the eleven months ended December 31, 2012, net cash provided by investing activities was $8.2 million (unaudited), primarily consisting of $79.6 million (unaudited) in maturities of short-term investments offset by $59.6 million (unaudited) for the purchases of investments.

        In the twelve months ended January 31, 2013, net cash provided by investing activities was $15.2 million, primarily consisting of $87.9 million in maturities of short-term investments, offset by $65.2 million for the purchases of investments.

        In the twelve months ended January 31, 2012, net cash used in investing activities was $58.6 million, primarily consisting of $66.9 million for the purchases of investments, offset by $20.0 million in maturities of short-term investments.

Financing activities

        In the eleven months ended December 31, 2013, net cash provided by financing activities was $395.0 million, primarily consisting of net proceeds from the follow-on public equity offering of $378.7 million and cash proceeds from the issuance of common stock of $16.8 million.

        In the eleven months ended December 31, 2012, net cash provided by financing activities was $5.9 million (unaudited), primarily consisting of proceeds from the issuance of common stock.

        In the twelve months ended January 31, 2013, net cash provided by financing activities was $6.7 million, primarily consisting of proceeds from the issuance of common stock.

        In the twelve months ended January 31, 2012, net cash provided by financing activities was $54.3 million, primarily consisting of net proceeds of $90.6 million from issuance of common stock in our IPO, partially offset by the payment of $31.0 million in dividends upon conversion of the redeemable convertible preferred stock in connection with our IPO and repayment of all outstanding debt for $7.6 million.

Contractual Obligations and Commitments

        The following summarizes our contractual obligations as of December 31, 2013:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Year
	(in thousands)
Purchase obligations	$10,000	$5,000	$5,000	$—	$—
Operating lease obligations	57,822	7,108	18,328	12,667	19,719

Total	$67,822	$12,108	$23,328	$12,667	$19,719

Purchase Obligation

        Our purchase obligation represents a non-cancelable royalty-related contractual obligation at December 31, 2013 which is recoupable against future royalty payments.

Off-Balance Sheet Arrangements

        As of January 31, 2012 and 2013 and as of December 31, 2012 and 2013, we did not have any off-balance sheet arrangements.

Business Trends

        Our operating results fluctuate from quarter to quarter as a result of a variety of factors. We expect our operating results to continue to fluctuate in future quarters.

        Our results reflect the effects of seasonal trends in listener behavior due to higher advertising sales during the fourth quarter of each calendar year due to greater advertiser demand during the holiday season and lower advertising sales during the first quarter of each calendar year due to seasonally adjusted advertising demand. In addition, we expect to experience increased usage during the fourth quarter of each calendar year due to the holiday season, and in the first quarter of each calendar year due to increased use of media-streaming devices received as gifts during the holiday season. We believe these seasonal trends have affected, and will continue to affect our operating results, particularly as increases in content acquisition costs from increased usage are not offset by increases in advertising sales in the first calendar quarter.

        In addition, expenditures by advertisers tend to be cyclical and discretionary in nature, reflecting overall economic conditions, the economic prospects of specific advertisers or industries, budgeting constraints and buying patterns and a variety of other factors, many of which are outside our control. For example, an advertiser which accounted for more than 10% of our advertising revenue for the three months ended April 30 and July 31, 2011 did not meet this threshold for the three months ended October 31, 2011 and January 31, 2012. As a result of these and other factors, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

        The results of our fiscal quarters (three months ended April 30, July 31, October 31 and January 31 of each year prior to November 1, 2013) reflect the same effects of the seasonal trends on advertising revenue discussed above for calendar periods, except that the impact of these advertising-sales related trends on our fiscal results is not as pronounced due to the inclusion of January instead of October in our fourth fiscal quarter.

        We changed our fiscal year to the calendar twelve months ending December 31 to align with the advertising industry's business cycle, effective beginning with the period ended on December 31, 2013. Due to this change, the effect of seasonality on our business will be more pronounced in calendar years ended after December 31, 2013.

        The growth in listener hours on mobile and other connected devices was tempered in the eleven months ended December 31, 2013 by the implementation of the mobile listening limit for our advertising supported service on certain mobile and other connected devices. Effective September 2013, we eliminated this limit primarily due to our improved ability to monetize mobile listener hours. Although we have removed the broad 40 hour per month mobile listening limit, we have implemented other more precise measures that we believe will allow us to better manage the growth of mobile content acquisition costs while minimizing adverse effects on the listener experience. In addition, the mobile listening limit drove significant growth in subscribers to our ad-free service, and since removing the limit we do not expect to experience similar growth in subscriptions in the near term. To the extent we take steps such as these to affect usage on a particular platform, trends in usage may be obscured or changed and comparisons across periods may not be meaningful.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

        An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. We believe that our critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the consolidated financial statements.

        We believe that the assumptions and estimates associated with our royalties for performance rights of musical works, revenue recognition, stock based compensation, stock option grants and common stock valuations and accounting for income taxes have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

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

Advertising revenue

        We generate advertising revenue primarily from audio, display and video advertising. We generate the majority of our advertising revenue through the delivery of advertising impressions sold on a cost per thousand, or CPM, basis. In determining whether an arrangement exists, we ensure that a binding arrangement, such as an insertion order or a fully executed customer-specific agreement, is in place. We generally recognize revenue based on delivery information from our campaign trafficking systems.

        We also generate advertising revenue pursuant to arrangements with advertising agencies and brokers. Under these arrangements, we provide the agencies and brokers the ability to sell advertising inventory on our service directly to advertisers. We report this revenue net of amounts due to agencies and brokers because we are not the primary obligor under these arrangements, we do not set the pricing and do not establish or maintain the relationship with the advertisers.

Subscription and other revenue

        Subscription and other revenue is generated primarily through the sale of a premium version of the Pandora service which currently includes advertisement-free access and higher audio quality on supported devices. Subscription revenue derived from direct sales to listeners is recognized on a straight-line basis over the duration of the subscription period. Subscription revenue derived from sales through some mobile operating systems may be subject to refund or cancellation terms which may affect the timing or amount of the subscription revenue recognition. When refund rights exist, we recognize revenue when services have been provided and the rights lapse or when we have developed sufficient transaction history to estimate a reserve. As of December 31, 2013, we had deferred revenue of approximately $14.2 million related to refund rights. As a result, our revenue results will include a one-time reversal of substantially all of the deferred revenue related to the subscription return reserve in the first quarter of calendar year 2014.

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

Stock-Based Compensation

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

Accounting for Income Taxes

        We account for our income taxes using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted statutory income tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.

        We recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. We will recognize interest and penalties related to unrecognized tax benefits in the income tax provision in the accompanying statement of operations.

        We calculate the current and deferred income tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed income tax returns are recorded when identified. The amount of income taxes paid is subject to examination by U.S. federal, state and international tax authorities. The estimate of the potential outcome of any uncertain tax issue is subject to management's assessment of relevant risks, facts and circumstances existing at that time. To the extent that the assessment of such tax positions change, the change in estimate is recorded in the period in which the determination is made.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risks in the ordinary course of our business, including interest rate and inflation risks.

Interest Rate Fluctuation Risk

        Our exposure to interest rates relates to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments. In May 2011, we entered into a $30 million credit facility with a syndicate of financial institutions. In September 2013, we amended this credit facility. The amendment increased the aggregate commitment amount from $30.0 million to $60.0 million, extended the maturity date from May 12, 2015 to September 12, 2018 and decreased the interest rate on borrowings. Refer to Note 8 "Debt Instruments" in the Notes to Consolidated Financial Statements for further details regarding our credit facility. Any outstanding borrowings under the credit facility bear a variable interest rate and therefore the interest we pay as well as the fair value of our outstanding borrowings will fluctuate as changes occur in certain benchmark interest rates. As of December 31, 2013, we had no amounts drawn under the credit facility and had $1.1 million in outstanding letters of credit.

        The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Approximately 40% of our portfolio consists of cash and cash equivalents that have a relatively short maturity, and a fair value relatively insensitive to interest rate changes. Our available-for-sale investments consist of corporate debt securities, commercial paper and U.S. government and government agency debt securities which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. Based on a sensitivity analysis, we have determined that a hypothetical 100 basis points increase in interest rates would have resulted in a decrease in the fair values of our investments of approximately $2.2 million as of December 31, 2013. Such losses would only be realized if we sold the investments prior to maturity. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PANDORA MEDIA, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.
Consolidated Balance Sheets as of January 31, 2013 and December 31, 2013	73
Consolidated Statements of Operations for the twelve months ended January 31, 2012 and 2013 and the eleven months ended December 31, 2012 (unaudited) and 2013	74
Consolidated Statements of Comprehensive Loss for the twelve months ended January 31, 2012 and 2013 and the eleven months ended December 31, 2013	75
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the twelve months ended January 31, 2012 and 2013 and the eleven months ended December 31, 2013	76
Consolidated Statements of Cash Flows for the twelve months ended January 31, 2012 and 2013 and the eleven months ended December 31, 2012 (unaudited) and 2013	77
Notes to Consolidated Financial Statements	78

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Pandora Media, Inc.

        We have audited the accompanying consolidated balance sheets of Pandora Media, Inc. as of January 31, 2013 and December 31, 2013, and the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for the twelve months ended January 31, 2012 and 2013 and the eleven months ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pandora Media, Inc. at January 31, 2013 and December 31, 2013, and the consolidated results of its operations and its cash flows for the twelve months ended January 31, 2012 and 2013 and the eleven months ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pandora Media Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California
February 14, 2014

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Pandora Media, Inc.

        We have audited Pandora Media, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Pandora Media, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Pandora Media, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pandora Media, Inc. as of January 31, 2013 and December 31, 2013, and the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for the twelve months ended January 31, 2012 and 2013 and the eleven months ended December 31, 2013 of Pandora Media, Inc. and our report dated February 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California
February 14, 2014

Pandora Media, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	As of January 31, 2013	As of December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$65,725	$245,755
Short-term investments	23,247	98,662
Accounts receivable, net of allowance of $761 at
January 31, 2013 and $1,272 at December 31, 2013	103,410	164,023
Prepaid expenses and other current assets	6,232	10,343

Total current assets	198,614	518,783
Long-term investments	—	105,686
Property and equipment, net	17,758	35,151
Other long-term assets	2,460	13,715

Total assets	$218,832	$673,335

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,471	$14,413
Accrued liabilities	7,590	14,885
Accrued royalties	53,083	66,110
Deferred revenue	29,266	42,650
Accrued compensation	21,560	17,948

Total current liabilities	115,970	156,006
Other long-term liabilities	3,873	9,098

Total liabilities	119,843	165,104

Stockholders' equity:
Common stock, $0.0001 par value, 1,000,000,000 shares authorized: 172,506,051 shares issued and outstanding at January 31, 2013 and 195,395,940 at December 31, 2013	17	20
Additional paid-in capital	238,552	675,103
Accumulated deficit	(139,574)	(166,591)
Accumulated other comprehensive loss	(6)	(301)

Total stockholders' equity	98,989	508,231

Total liabilities and stockholders' equity	$218,832	$673,335

The accompanying notes are an integral part of the consolidated financial statements.

Pandora Media, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Twelve months ended January 31,		Eleven months ended December 31,
	2012	2013	2012	2013
			(unaudited)
Revenue
Advertising	$239,957	$375,218	$343,318	$489,340
Subscription and other	34,383	51,927	46,166	110,893

Total revenue	274,340	427,145	389,484	600,233

Cost of revenue
Cost of revenue—Content acquisition costs	148,708	258,748	230,731	314,866
Cost of revenue—Other	22,759	32,019	28,740	41,844

Total cost of revenue	171,467	290,767	259,471	356,710

Gross profit	102,873	136,378	130,013	243,523
Operating expenses
Product development	13,425	18,118	16,191	29,986
Sales and marketing	65,010	107,715	94,566	169,774
General and administrative	35,428	48,247	43,320	70,212

Total operating expenses	113,863	174,080	154,077	269,972

Loss from operations	(10,990)	(37,702)	(24,064)	(26,449)
Other income (expense)
Interest income	59	95	88	96
Interest expense	(616)	(535)	(486)	(554)
Other expense, net	(4,485)	(1)	(3)	(16)

Loss before provision for income taxes	(16,032)	(38,143)	(24,465)	(26,923)
Income tax benefit (expense)	(75)	(5)	3	(94)

Net loss	$(16,107)	$(38,148)	$(24,462)	$(27,017)

Accretion of redeemable convertible preferred stock	(110)	—	—	—
Increase in cumulative dividends payable upon conversion or liquidation of redeemable convertible preferred stock	(3,648)	—	—	—

Net loss attributable to common stockholders	(19,865)	(38,148)	(24,462)	(27,017)

Weighted-average common shares outstanding used in computing basic and diluted net loss per share	105,955	168,294	167,956	180,968

Net loss per share, basic and diluted	$(0.19)	$(0.23)	$(0.15)	$(0.15)

The accompanying notes are an integral part of the consolidated financial statements.

Pandora Media, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Twelve months ended January 31,		Eleven months ended December 31,
	2012	2013	2013
Net loss	$(16,107)	$(38,148)	$(27,017)
Change in foreign currency translation adjustment	—	(3)	(42)
Change in net unrealized losses on marketable securities	(5)	2	(253)

Other comprehensive loss	(5)	(1)	(295)

Total comprehensive loss	$(16,112)	$(38,149)	$(27,312)

The accompanying notes are an integral part of the consolidated financial statements.

Pandora Media, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)

(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock
			Common Stock
					Additional Paid-in Capital	Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Par Amount
Balances as of January 31, 2011	133,534,334	$126,662	14,510,655	$1	$2,308	$—	$(85,319)	$(83,010)
Issuance of common stock upon exercise of stock options	—	—	5,165,112	1	2,515	—	—	2,516
Stock-based compensation	—	—	—	—	9,187	—	—	9,187
Dividends on redeemable convertible preferred stock	—	25,200	—	—	(25,218)	—	—	(25,218)
Accretion of redeemable convertible preferred stock issuance costs	—	110	—	—	(110)	—	—	(110)
Payment of preferred dividends in connection with initial public offering	—	(31,005)	—	—	—	—	—	—
Conversion of preferred stock to common stock in connection with initial public offering	(133,534,334)	(120,967)	137,294,552	13	126,477	—	—	126,490
Issuance of common stock in connection with initial public offering	—	—	6,350,682	1	90,631	—	—	90,632
Issuance of common stock in connection with preferred stock warrant exercise	—	—	248,360		165	—	—	165
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(16,107)	(16,107)
Other comprehensive loss	—	—	—	—	—	(5)	—	(5)

Balances as of January 31, 2012	—	$—	163,569,361	$16	$205,955	$(5)	$(101,426)	$104,540
Issuance of common stock upon exercise of stock options	—	—	8,408,842	1	7,305	—	—	7,306
Stock-based compensation	—	—	—	—	25,500	—	—	25,500
Vesting of restricted stock units	—	—	400,112	—	—	—	—	—
Share cancellations to satisfy tax withholding on vesting of restricted stock units	—	—	(18,340)	—	(208)	—	—	(208)
Issuance of common stock in connection with preferred stock warrant exercise	—	—	146,076	—	—	—	—	—
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(38,148)	(38,148)
Other comprehensive loss	—	—	—	—	—	(1)	—	(1)

Balances as of January 31, 2013	—	$—	172,506,051	$17	$238,552	$(6)	$(139,574)	$98,989
Issuance of common stock upon exercise of stock options	—	—	5,659,377	1	18,355	—	—	18,356
Issuance of common stock in connection with secondary offering, net issuance costs	—	—	15,730,000	2	378,635	—	—	378,637
Stock-based compensation	—	—	—	—	40,041	—	—	40,041
Vesting of restricted stock units	—	—	1,520,516	—	—	—	—	—
Share cancellations to satisfy tax withholding on vesting of restricted stock units	—	—	(20,004)	—	(480)	—	—	(480)
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(27,017)	(27,017)
Other comprehensive loss	—	—	—	—	—	(295)	—	(295)

Balances as of December 31, 2013	—	$—	195,395,940	$20	$675,103	$(301)	$(166,591)	$508,231

The accompanying notes are an integral part of the financial statements.

Pandora Media, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Twelve months ended January 31,		Eleven months ended December 31,
	2012	2013	2012	2013
			(unaudited)
Operating activities
Net loss	$(16,107)	$(38,148)	$(24,462)	$(27,017)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	4,455	7,076	6,406	10,112
Loss on disposition of assets	296	23	23	—
Stock-based compensation	9,187	25,500	23,283	40,041
Remeasurement of preferred stock warrants	4,499	—	—	—
Amortization of premium on investments	246	360	329	237
Amortization of debt issuance costs	190	264	242	220
Changes in assets and liabilities
Accounts receivable	(24,526)	(36,672)	(43,487)	(60,613)
Prepaid expenses and other assets	156	(3,752)	(2,189)	(7,891)
Accounts payable and accrued liabilities	(865)	4,963	10,419	17,352
Accrued royalties	15,742	19,261	17,525	13,027
Accrued compensation	8,147	9,598	2,085	(3,393)
Deferred revenue	3,322	10,034	10,285	13,384
Reimbursement of cost of leasehold improvements	616	1,243	1,243	1,555

Net cash provided by (used in) operating activities	5,358	(250)	1,702	(2,986)

Investing activities
Purchases of property and equipment	(11,644)	(7,580)	(11,809)	(21,180)
Purchases of patents	—	—	—	(8,000)
Purchases of investments	(66,890)	(65,168)	(59,559)	(224,549)
Proceeds from maturities of short-term investments	19,984	87,933	79,603	42,210
Payments related to acquisition	—	—	—	(400)

Net cash provided by (used in) investing activities	(58,550)	15,185	8,235	(211,919)

Financing activities
Borrowings under debt arrangements	—	—	—	10,000
Repayments of debt	(7,596)	—	—	(10,000)
Proceeds from follow-on offering, net of issuance costs				378,654
Proceeds from issuance of common stock	2,074	6,669	5,877	16,793
Proceeds from exercise of preferred stock warrants	165	—	—	—
Proceeds from initial public offering, net	90,632	—	—	—
Payment of dividends to preferred stockholders at initial public offering	(31,005)	—	—	—
Payment of debt issuance costs in connection with the debt refinancing	—	—	—	(450)

Net cash provided by financing activities	54,270	6,669	5,877	394,997

Effects of foreign currency translation	—	(5)	(1)	(62)

Net increase in cash and cash equivalents	1,078	21,599	15,813	180,030
Cash and cash equivalents at beginning of period	43,048	44,126	44,126	65,725

Cash and cash equivalents at end of period	$44,126	$65,725	$59,939	$245,755

Supplemental disclosures of noncash financing activities
Conversion of preferred stock warrants into common stock warrants	(2,151)	—	—	—
Conversion of preferred stock into common stock	(124,341)	—	—	—
Accruals of preferred stock dividends, net	25,218	—	—	—
Accretion of preferred stock issuance cost	110	—	—	—
Supplemental disclosures of cash flow information
Cash paid during the period for income taxes	125	—	—	26
Cash paid during the period for interest	887	289	283	18
Purchases of property and equipment recorded in accounts payable and accrued liabilities	—	1,952	726	7,910

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

        As used herein, "Pandora," "we," "our," the "Company" and similar terms include Pandora Media, Inc. and its subsidiaries, unless the context indicates otherwise.

Initial Public Offering

        In June 2011, we completed an initial public offering ("IPO") whereby 14,684,000 shares of common stock were sold to the public at a price of $16.00 per share. We sold 6,000,682 common shares and selling stockholders sold 8,683,318 common shares. In July 2011, in connection with the exercise of the underwriters' overallotment option, 350,000 additional shares of common stock were sold to the public at the initial offering price of $16.00 per share. We received aggregate proceeds of $94.5 million from the initial public offering and the underwriters' overallotment option, net of underwriters' discounts and commissions but before deducting offering expenses of $3.9 million. Upon the closing of the IPO, all shares of our outstanding redeemable convertible preferred stock automatically converted into 137,542,912 shares of common stock and outstanding warrants to purchase redeemable convertible preferred stock automatically converted into warrants to purchase 154,938 shares of common stock.

Follow-on Public Offering

        In September 2013, we completed a follow-on public equity offering in which we sold an aggregate of 15,730,000 shares of our common stock, inclusive of 2,730,000 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $25.00 per share. In addition, another 5,200,000 shares were sold by certain selling stockholders. We received aggregate net proceeds of $378.7 million, after deducting underwriting discounts and commissions and offering expenses from sales of our shares in the offering. We did not receive any of the proceeds from the sales of shares by the selling stockholders.

Basis of Presentation

        The consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") and include the accounts of Pandora and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of our management, the consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position for the periods presented.

        Certain changes in presentation have been made to conform the prior period presentation to current period reporting. Our statements of operations now include the presentation of gross profit, which is calculated as total revenue less cost of revenue.

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

Segments

        Pandora operates in one segment. Our chief operating decision maker (the "CODM"), our Chief Executive Officer, manages our operations on a consolidated basis for purposes of allocating resources. When evaluating our financial performance, the CODM reviews separate revenue information for our advertising, subscription and other offerings, while all other financial information is reviewed on a consolidated basis. All of our principal operations are located in the United States.

Fiscal year

        We changed our fiscal year to the calendar twelve months ending December 31, effective beginning with the period ended on December 31, 2013. As a result, our current fiscal period was shortened from twelve months to an eleven-month transition period ended on December 31, 2013. We reported our third fiscal quarter as the three months ended October 31, 2013, followed by a two-month transition period ended December 31, 2013. In these consolidated statements, including the notes thereto, the current year financial results ended December 31, 2013 are for an eleven-month period. Audited results for the twelve months ended January 31, 2012 and 2013 are both for twelve-month periods. In addition, our Consolidated Statements of Operations and Consolidated Statements of Cash Flows include unaudited comparative amounts for the eleven-month period ended December 31, 2012.

        All references herein to a fiscal year prior to December 31, 2013 refer to the twelve months ended January 31 of such year, and references to the first, second, third and fourth fiscal quarters ended prior to November 1, 2013 refer to the three months ended April 30, July 31, October 31 and January 31, respectively.

2. Summary of Significant Accounting Policies

Revenue Recognition

        Our revenue is principally derived from advertising services and subscription fees. We recognize revenue when: (1) persuasive evidence exists of an arrangement with the customer reflecting the terms and conditions under which products or services will be provided; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. For all revenue transactions, we consider a signed agreement, a binding insertion order or other similar documentation to be persuasive evidence of an arrangement.

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Advertising revenue. We generate advertising revenue primarily from audio, display and video advertising. We generate the majority of our advertising revenue through the delivery of advertising impressions sold on a cost per thousand, or CPM, basis. In determining whether an arrangement exists, we ensure that a binding arrangement, such as an insertion order or a fully executed customer-specific agreement, is in place. We generally recognize revenue based on delivery information from our campaign trafficking systems.

        We also generate advertising revenue pursuant to arrangements with advertising agencies and brokers. Under these arrangements, we provide the agencies and brokers the ability to sell advertising inventory on our service directly to advertisers. We report this revenue net of amounts due to agencies and brokers because we are not the primary obligor under these arrangements, we do not set the pricing and do not establish or maintain the relationship with the advertisers.

        Subscription and other revenue. We generate subscription revenue through the sale of a premium version of Pandora internet radio, or Pandora One. Subscription revenue derived from direct sales to listeners is recognized on a straight-line basis over the duration of the subscription period. Subscription revenue derived from sales through some mobile operating systems may be subject to refund or cancellation terms which may affect the timing or amount of the subscription revenue recognition. When refund rights exist, we recognize revenue when the service has been provided and the rights lapse or when sufficient transaction history has been developed to estimate a reserve.

        Deferred revenue. Our deferred revenue consists principally of both prepaid but unrecognized subscription revenue and advertising fees received or billed in advance of the delivery or completion of the delivery of services. Deferred revenue is recognized as revenue when the services are provided and all other revenue recognition criteria have been met. When refund rights exist, we recognize revenue when the rights lapse or when sufficient transaction history has been developed to estimate a reserve. As of December 31, 2013, we had deferred all revenue subject to certain refund rights totaling approximately $14.2 million, as we do not currently have sufficient history to estimate a reserve.

        Multiple-element arrangements. We enter into arrangements with customers to sell advertising packages that include different media placements or ad services that are delivered at the same time, or within close proximity of one another. We recognize the relative fair value of the media placements or ad services as they are delivered assuming all other revenue recognition criteria are met.

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

        VSOE. We determine VSOE based on our historical pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, we require that a substantial majority of the selling prices for these services fall within a reasonably narrow pricing range. We have not historically priced our advertising products within a narrow range. As a result, we have not been able to establish VSOE for any of our advertising products.

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        TPE. When VSOE cannot be established for deliverables in multiple element arrangements, we apply judgment with respect to whether it can establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of services cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor services' selling prices are on a stand-alone basis. As a result, we have not been able to establish selling price based on TPE.

        BESP. When we are unable to establish selling price using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the service were sold on a stand-alone basis. BESP is generally used to allocate the selling price to deliverables in our multiple element arrangements. We determine BESP for deliverables by considering multiple factors including, but not limited to, prices we charge for similar offerings, market conditions, competitive landscape and pricing practices. We limit the amount of allocable arrangement consideration to amounts that are fixed or determinable and that are not contingent on future performance or future deliverables. We regularly review BESP. Changes in assumptions or judgments or changes to the elements in the arrangement may cause an increase or decrease in the amount of revenue that we report in a particular period.

Concentration of Credit Risk

        Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, investments and trade accounts receivable. We maintain cash and cash equivalents with domestic financial institutions of high credit quality. We perform periodic evaluations of the relative credit standing of such institutions.

        We perform ongoing credit evaluations of customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, and review of the invoicing terms of the contract. We generally do not require collateral. We maintain reserves for potential credit losses on customer accounts when deemed necessary. Actual credit losses during the twelve months ended January 31, 2012 and 2013 and the eleven months ended December 31, 2013 were $0.4 million, $0.5 million and $0.4 million, respectively.

        For the twelve months ended January 31, 2012 and 2013 and the eleven months ended December 31, 2013 we had no customers that accounted for 10% or more of total revenue. As of January 31, 2013 and December 31, 2013, there were no customers that accounted for 10% or more of our total accounts receivable.

Cash, Cash Equivalents and Investments

        We classify our highly liquid investments with maturities of three months or less at the date of purchase as cash equivalents. Our investments consist of commercial paper, corporate debt securities and U.S. government and government agency debt securities. These investments are classified as available-for-sale securities and are carried at fair value with the unrealized gains and losses reported as a component of stockholders' equity. Management determines the appropriate classification of our investments at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date. We classify our investments as either short-term or long-term based on each instrument's underlying contractual maturity date. Investments with maturities of less than twelve months are classified as short-term and those with maturities greater than twelve months are classified as long-term. The cost of investments sold is based upon the specific identification method.

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable are recorded net of an allowance for doubtful accounts. Our allowance for doubtful accounts is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with delinquent accounts. We also consider any changes to the financial condition of our customers and any other external market factors that could impact the collectability of our receivables in the determination of our allowance for doubtful accounts.

Property and Equipment

        Property and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized over the shorter of the lease term or expected useful lives of the improvements.

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

        Costs incurred to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the asset if certain criteria are met. Costs related to preliminary project activities and post implementation activities are expensed as incurred. We evaluate the costs incurred during the application development stage of website development to determine whether the costs meet the criteria for capitalization. As of January 31, 2013 and December 31, 2013, we had approximately $1.1 million and $1.5 million of capitalized internal use software and website development costs, net of accumulated amortization. These costs are being amortized over their three-year estimated useful lives. Internal use software and website development costs are included in property and equipment.

Preferred Stock Warrant

        Prior to the IPO, warrants to purchase our redeemable convertible preferred stock were classified as liabilities on our balance sheet. We measured these warrants at fair value at each balance sheet date and any changes in fair value were recognized as a component of other income (expense) in our statements of operations. Our preferred stock warrants were categorized as Level 3 within the fair value hierarchy because the fair value was estimated using an option valuation model, which included the estimated fair value of the underlying preferred stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on and expected volatility of the price of the underlying preferred stock. These assumptions were inherently subjective and involved significant management judgment. We performed the final remeasurement of the warrants at the fair value at the closing date of the IPO on June 20, 2011 because the preferred stock warrants were either exercised or converted to common stock warrants on that date.

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        We recorded losses of approximately $4.5 million arising from the revaluation of the convertible preferred stock warrant liability during the twelve months ended January 31, 2012.

Stock-Based Compensation

        Stock-based payments made to employees, including grants of employee stock options and restricted stock, are recognized in the statements of operations based on their fair values. We recognize stock-based compensation for awards granted that are expected to vest, on a straight-line basis using the single-option attribution method over the service period of the award, which is generally four years. Because stock-based compensation expenses recognized in the statements of operations are based on awards ultimately expected to vest, they have been reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rates used for valuing stock-based compensation payments were estimated based on historical experience. We generally estimate the fair value of employee stock options using the Black-Scholes valuation model. The determination of the fair value of a stock-based award is affected by the deemed fair value of the underlying stock price on the grant date, as well as other assumptions including the risk-free interest rate, the estimated volatility of our stock price over the term of the award, the estimated period of time that we expect employees to hold their stock options and the expected dividend rate.

        We have elected to use the "with and without" approach as described in Accounting Standards Codification 740 Tax Provisions in determining the order in which tax attributes are utilized. As a result, we will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized. In addition, we have elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research tax credit, through the statement of operations.

Cost of Revenue—Content Acquisition Costs

        Cost of revenue—Content acquisition costs principally consist of royalties paid for streaming music or other content to our listeners. Royalties are currently calculated using negotiated rates documented in agreements and are based on both percentage of revenue and listening metrics. For royalty arrangements under negotiation, we accrue for estimated royalties based on the available facts and circumstances and adjust these estimates as more information becomes available.

Cost of Revenue—Other

        Cost of revenue—Other consists primarily of hosting and infrastructure costs and the employee-related costs associated with supporting those functions. Hosting costs consist of content streaming, maintaining our internet radio service and creating and serving advertisements through third-party ad servers. We make payments to third-party ad servers in the period in which the advertising impressions are delivered or click-through actions occur, and accordingly, we record this as a cost of revenue in the related period.

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Product Development

        Product development consists primarily of employee-related costs, including salaries and benefits related to employees in software engineering, music analysis and product management departments, facilities-related expenses, information technology and costs associated with supporting consumer connected-device manufacturers in implementing our service in their products. We incur product development expenses primarily for improvements to our website and the Pandora app, development of new advertising products and development and enhancement of our personalized station(s) generating system. We have generally expensed product development as incurred.

        Certain website development and internal use software development costs may be capitalized when specific criteria are met. In such cases, the capitalized amounts are amortized over the useful life of the related application once the application is placed in service.

Sales and Marketing

        Sales and marketing consists primarily of employee-related costs, including salaries, commissions and benefits related to employees in sales, sales support and marketing departments. In addition, sales and marketing expenses include transaction processing fees for subscription purchases on mobile platforms, external sales and marketing expenses such as third-party marketing, branding, advertising and public relations expenses, facilities-related expenses, infrastructure costs and credit card fees.

General and Administrative

        General and administrative expenses consists primarily of employee-related costs, consisting of salaries and benefits for finance, accounting, legal, internal information technology and other administrative personnel. In addition, general and administrative expenses include professional services costs for outside legal and accounting services, facilities-related expenses and credit card fees.

Income Taxes

        We account for our income taxes using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted statutory income tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.

        We recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. We will recognize interest and penalties related to unrecognized tax benefits in the income tax provision in the accompanying statement of operations.

        We calculate the current and deferred income tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed income tax returns are recorded when identified. The amount of income taxes paid is subject to examination by U.S. federal, state and international tax authorities. The estimate of the potential outcome of any uncertain tax issue is subject to management's assessment of relevant risks, facts and circumstances existing at that time. To the extent that the assessment of such tax positions change, the change in estimate is recorded in the period in which the determination is made.

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Net Loss Per Share

        Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, convertible preferred stock warrants, restricted stock units and redeemable convertible preferred stock, to the extent dilutive. Basic and diluted net loss per share were the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

3. Composition of Certain Financial Statement Captions

Cash, Cash Equivalents and Investments

	As of January 31, 2013	As of December 31, 2013
	(in thousands)
Cash and cash equivalents:
Cash	$22,703	$89,176
Money market funds	32,522	98,437
Commercial paper	10,500	54,247
Corporate debt securities	—	3,895

Total cash and cash equivalents	$65,725	$245,755

Short-term investments:
Commercial paper	$13,592	$47,526
Corporate debt securities	9,655	50,436
U.S. government and government agency debt securities	—	700

Total short-term investments	$23,247	$98,662

Long-term investments:
Corporate debt securities	$—	$100,690
U.S. government and government agency debt securities	—	4,996

Total long-term investments	$—	$105,686

Cash, cash equivalents and investments	$88,972	$450,103

        Our short-term investments have maturities of less than twelve months and are classified as available-for-sale. Our long-term investments have maturities of greater than twelve months and are classified as available-for-sale. We did not hold any long-term investments as of January 31, 2013.

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Composition of Certain Financial Statement Captions (Continued)

        The following table summarizes our available-for-sale securities' adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of January 31, 2013 and December 31, 2013.

	As of January 31, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$32,522	$—	$—	$32,522
Commercial paper	24,093	—	(1)	24,092
Corporate debt securities	9,657	—	(2)	9,655

Total cash equivalents and marketable securities	$66,272	$—	$(3)	$66,269

	As of December 31, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$98,437	$—	$—	$98,437
Commercial paper	101,773	—	—	101,773
Corporate debt securities	155,273	6	(258)	155,021
U.S. government and government agency debt securities	5,700	—	(4)	5,696

Total cash equivalents and marketable securities	$361,183	$6	$(262)	$360,927

        The following table presents available-for-sale investments by contractual maturity date as of December 31, 2013. As of January 31, 2013, all of our investments had maturities of less than twelve months.

	As of December 31, 2013
	Adjusted Cost	Fair Value
	(in thousands)
Due in one year or less	$255,278	$255,241
Due after one year through three years	105,906	105,686

Total	$361,184	$360,927

        Our investment policy requires investments to be investment grade, primarily rated "A1" by Standard & Poor's or "P1" by Moody's or better for short-term investments and rated "A" by Standard & Poor's or "A2" by Moody's or better for long-term investments, with the objective of minimizing the potential risk of principal loss. In addition, the investment policy limits the amount of credit exposure to any one issuer.

        The unrealized losses on our available-for-sale securities as of December 31, 2013 were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. As of December 31, 2013, we owned 68 securities that were in an unrealized loss position. We do not intend nor expect to need to sell these securities before recovering the associated unrealized losses.

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Composition of Certain Financial Statement Captions (Continued)

We expect to recover the full carrying value of these securities. As a result, no portion of the unrealized losses at December 31, 2013 is deemed to be other-than-temporary and the unrealized losses are not deemed to be credit losses. No available-for-sale securities have been in an unrealized loss position for twelve months or more. When evaluating the investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment's amortized cost basis. During the eleven months ended December 31, 2013, we did not recognize any impairment charges.

Accounts Receivable

	As of January 31, 2013	As of December 31, 2013
	(in thousands)
Accounts receivable	$104,171	$165,295
Allowance for doubtful accounts	(761)	(1,272)

Accounts receivable, net	$103,410	$164,023

        The following table summarizes our beginning allowance for doubtful accounts balance for each period, additions, write-offs net of recoveries and the balance at the end of each period for the twelve months ended January 31, 2012 and 2013 and the eleven months ended December 31, 2013:

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions	Write-offs, Net of Recoveries	Balance at End of Period
	(in thousands)
For the twelve months ended January 31, 2012	$503	$492	$(405)	$590
For the twelve months ended January 31, 2013	590	659	(488)	761
For the eleven months ended December 31, 2013	761	948	(437)	1,272

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Composition of Certain Financial Statement Captions (Continued)

Property and Equipment

	As of January 31, 2013	As of December 31, 2013
	(in thousands)
Property and equipment:
Software developed for internal use	$1,095	$2,173
Servers, computers and other related equipment	19,461	27,361
Office furniture and equipment	1,722	2,248
Construction in progress	2,264	13,575
Leasehold improvements	6,142	11,314

Total property and equipment	$30,684	$56,671
Less accumulated depreciation and amortization	(12,926)	(21,520)

Property and equipment, net	$17,758	$35,151

        Depreciation and amortization expenses totaled $4.5 million and $7.1 million for the twelve months ended January 31, 2012 and 2013 and $10.1 million for the eleven months ended December 31, 2013. We wrote off net assets due to asset retirement totaling $0.3 million for the twelve months ended January 31, 2012. There were no material write-offs during the twelve months ended January 31, 2013 or the eleven months ended December 31, 2013.

        Software developed for internal use generally has an expected useful life of three years from the date placed in service. As of January 31, 2013 and December 31, 2013 the net carrying amount was $1.0 million and $1.5, including accumulated amortization of $0.1 million and $0.7 million. Amortization expense for the twelve months ended January 31, 2013 and the eleven months ended December 31, 2013 was $0.1 million and $0.6 million. We held no material software developed for internal use assets during the twelve months ended January 31, 2012.

4. Fair Value

        We record cash equivalents and investments at fair value. Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Fair value measurements are required to be disclosed by level within the following fair value hierarchy:

  •
  Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

  •
  Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life.

  •
  Level 3—Inputs lack observable market data to corroborate management's estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value (Continued)

        When determining fair value, whenever possible we use observable market data, and rely on unobservable inputs only when observable market data is not available.

	As of January 31, 2013
	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(in thousands)
Assets:
Money market funds	$32,522	$—	$32,522
Commercial paper	—	24,092	24,092
Corporate debt securities	—	9,655	9,655

Total assets measured at fair value	$32,522	$33,747	$66,269

	As of December 31, 2013
	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(in thousands)
Assets:
Money market funds	$98,437	$—	$98,437
Commercial paper	—	101,773	101,773
Corporate debt securities	—	155,021	155,021
U.S. government and government agency debt securities	—	5,696	5,696

Total assets measured at fair value	$98,437	$262,490	$360,927

        Our money market funds are classified as Level 1 within the fair value hierarchy because they are valued primarily using quoted market prices. Our other cash equivalents and investments are classified as Level 2 within the fair value hierarchy because they are valued using professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. During the twelve months ended January 31, 2013 and the eleven months ended December 31, 2013, we held no Level 3 assets.

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Other Long-Term Assets

	As of January 31, 2013	As of December 31, 2013
	(in thousands)
Other long-term assets:
Patents, net of amortization	$—	$7,636
Long-term security deposits	922	4,736
Other	709	1,343
Restricted cash	829	—

Total other long-term assets	$2,460	$13,715

        In June 2013, we purchased certain internet radio-related patents from Yahoo! Inc. for $8.0 million in cash. We intend to hold these patents as part of our strategy to protect and defend Pandora from patent-related litigation. These patents are being amortized over a period of eleven years.

        As part of our original May 2011 credit facility, we had entered into a cash collateral agreement in connection with the issuance of letters of credit that were used to satisfy deposit requirements under facility leases, refer to Note 8 "Debt Instruments" for more information. In September 2013, we amended the credit facility and terminated the cash collateral agreement. As a result, our outstanding letters of credit no longer required cash collateral and all cash collateral that was considered restricted cash was returned to us in September 2013.

Pending Acquisition

        In June 2013, we entered into a local marketing agreement to program KXMZ-FM, a Rapid City, South Dakota-area terrestrial radio station. In addition, we entered into an agreement to purchase the assets of KXMZ-FM for a total purchase price of approximately $0.6 million in cash, subject to certain closing conditions. As of December 31, 2013, we have paid $0.4 million of the purchase price, which is included in the other long-term assets line item of our balance sheets.

        The completion of the KXMZ-FM acquisition is subject to various closing conditions, which include, but are not limited to, regulatory approval by the Federal Communications Commission. Upon completion of these conditions, we expect to account for this transaction as a business combination.

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Commitments and Contingencies

Leases

        The following is a schedule of future minimum lease payments under operating leases as of December 31, 2013:

Twelve months ended December 31,
(in thousands)
2014	$7,108
2015	9,169
2016	9,159
2017	8,004
2018	4,663
Thereafter	19,719

Total future minimum lease payments	$57,822

        We conduct our operations using leased office facilities in various locations. We lease office space under arrangements expiring through 2024. Rent expenses for the twelve months ended January 31, 2012 and 2013 and the eleven months ended December 31, 2013 were $2.5 million, $3.2 million and $5.7 million, respectively.

        For operating leases that include escalation clauses over the term of the lease, tenant improvement reimbursements and rent abatement periods, we recognize rent expense on a straight-line basis over the lease term including expected renewal periods. The difference between rent expense and rent payments is recorded as deferred rent in current and long-term liabilities. As of January 31, 2013 and December 31, 2013 deferred rent was $3.6 million and $9.4 million.

Purchase Obligation

        As of December 31, 2013, we had a non-cancelable royalty-related contractual obligation which is recoupable against future royalty payments. As of December 31, 2013, the balance of this purchase obligation was $10.0 million.

Indemnification Agreements, Guarantees and Contingencies

        In the ordinary course of business, we are party to certain contractual agreements under which it may provide indemnifications of varying scope, terms and duration to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. Such indemnification provisions are accounted for in accordance with guarantor's accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. To date, we have not incurred, do not anticipate incurring and therefore have not accrued for, any costs related to such indemnification provisions.

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Commitments and Contingencies (Continued)

        While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any claims under indemnification arrangements will have a material adverse effect on our financial position, results of operations, or cash flows.

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

        In September 2011, a putative class action lawsuit was filed against Pandora in the United States District Court for the Northern District of California alleging that we violated Michigan's video rental privacy law and consumer protection statute by allowing our listeners' listening history to be visible to the public. Our motion to dismiss the complaint was granted on September 28, 2012, judgment was entered on November 14, 2012. The plaintiff appealed the judgment to the U.S. Court of Appeals for the Ninth Circuit. Briefing of the appeal was completed on August 2, 2013. No date has been set for oral argument.

        On September 10, 2012, B.E. Technology, LLC filed suit against Pandora in the United States District Court for the Western District of Tennessee alleging that we infringe a B.E. Technology patent and seeking injunctive relief and monetary damages. We filed our answer on December 31, 2012. Defendants in other suits in which B.E. Technology is plaintiff have filed inter partes review petitions before the U.S. Patent and Trademark Office challenging the validity of the patent Pandora is alleged to have infringed. The trial court granted Pandora's motion to stay this litigation until the inter partes review has been concluded.

        On November 26, 2012, 1st Technology LLC filed suit against Pandora in the U.S. District Court for the Northern District of Illinois alleging patent infringement. The complaint seeks injunctive relief and monetary damages. On November 20, 2013, the parties negotiated mutually acceptable terms of a settlement of the case.

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Commitments and Contingencies (Continued)

On November 21, 2013, the court dismissed the complaint with prejudice, granting the plaintiff leave to refile if a written settlement agreement is not signed. The parties fully executed a settlement agreement and release on December 2, 2013.

        On February 26, 2013, Macrosolve, Inc. filed suit against Pandora in the U.S. District Court for the Eastern District of Texas alleging that Pandora infringes a Macrosolve, Inc. patent and seeks injunctive relief and monetary damages. On December 3, 2013, the parties negotiated mutually acceptable terms of a settlement of the case. On January 2, 2014, the court entered a final judgment of dismissal.

        On December 23, 2013, Operative Media, Inc. filed a complaint in the New York Supreme Court for New York County alleging that Pandora failed to pay invoices when due, failed to cooperate, and anticipatorily breached a software subscription contract. Pandora's responsive pleading was filed in February 2014.

        We currently believe that Pandora has substantial and meritorious defenses to the claims in the lawsuits discussed above and intends to vigorously defend our position.

        We are also subject to legal proceedings involving musical work royalty rates. On November 5, 2012, we filed a petition in the rate court established by the consent decree between the American Society of Composers, Authors and Publishers ("ASCAP") and the U.S. Department of Justice in the U.S. District Court for the Southern District of New York for the determination of reasonable license fees and terms for the ASCAP consent decree license applicable to the period January 1, 2011 through December 31, 2015. On June 11, 2013 we filed a motion for partial summary judgment seeking a determination that as a matter of law the publishers alleged to have withdrawn certain rights of public performance by digital audio transmission from the scope of grant of rights ASCAP could license on behalf of such publishers subsequent to the date of our request for a license from ASCAP were not valid as to our ASCAP consent decree license. On September 17, 2013, our motion for partial summary judgment was granted, alleviating the need to negotiate direct licenses for such purportedly withdrawn performance rights. A trial to determine the royalty rates we will pay ASCAP concluded in February 2014.

        On June 13, 2013, Broadcast Music, Inc. ("BMI") filed a petition in the rate court established by the consent decree between BMI and the U.S. Department of Justice in the U.S. District Court for the Southern District of New York for the determination of reasonable fees and terms for the BMI consent decree license applicable to the period January 1, 2013 through December 31, 2017. We filed our response on July 19, 2013. On November 1, 2013, we filed a motion for partial summary judgment seeking a determination that as a matter of law the publishers alleged to have withdrawn certain rights of public performance by digital audio transmission from the scope of grant of rights BMI could license on behalf of such publishers subsequent to the date of our request for a license from BMI were not valid as to our BMI consent decree license. On December 18, 2013, our motion for summary judgment was denied.

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

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes

        Income (loss) before income taxes by jurisdiction consists of the following:

	Twelve months ended January 31,		Eleven months ended December 31,
	2012	2013	2013
		(in thousands)
Jurisdiction:
Domestic	$(15,802)	$(39,891)	$(24,005)
Foreign	(230)	1,748	(2,918)

Income (loss) before income taxes	(16,032)	(38,143)	(26,923)

        The provision for income tax expense consists of the following:

	Twelve months ended January 31,		Eleven months ended December 31,
	2012	2013	2013
		(in thousands)
Current:
Federal	$—	$—	$—
State and local	75	(4)	7
International	—	9	87

Total current income tax expense	$75	$5	$94
Deferred:
Federal	$(403)	$(10,098)	$(10,166)
State and local	(1,457)	(1,573)	(2,027)
Valuation allowance	1,860	11,671	12,193

Total deferred income tax expense	$—	$—	$—

Total income tax expense	$75	$5	$94

        The income tax provision increased by $0.1 million during the eleven months ended December 31, 2013 as a result of an increase in foreign taxes.

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes (Continued)

        The following table presents a reconciliation of the statutory federal rate and our effective tax rate:

	Twelve months ended January 31,		Eleven months ended December 31,
	2012	2013	2013
U.S. federal taxes at statutory rate	34%	34%	34%
State taxes, net of federal benefit	—	—	—
Permanent differences	(24)	(2)	5
Foreign rate differential	—	(2)	(4)
Federal and state credits, net of reserve	2	2	8
Change in valuation allowance	(16)	(30)	(46)
Change in rate	1	(2)	—
Other	3	—	3

Effective tax rate	—%	—%	—%

        The major components of deferred tax assets and liabilities consist of the following:

	As of January 31, 2013	As of December 31, 2013
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$36,056	$34,525
Tax credit carryforwards	3,027	5,745
Allowances and other	3,371	7,037
Stock options	4,313	10,159
Depreciation and amortization	257	323

Total deferred tax assets	$47,024	$57,789
Deferred tax liabilities:
Depreciation and amortization	(1,469)	(41)

Total deferred tax liabilities	$(1,469)	$(41)
Valuation allowance	(45,555)	(57,748)

Net deferred tax assets	$—	$—

        At December 31, 2013, we had federal net operating loss carryforwards of approximately $264.2 million and tax credit carryforwards of approximately $5.3 million. If realized, approximately $179.6 million of the net operating loss carryforwards will be recognized as a benefit through additional paid in capital. The federal net operating losses and tax credits expire in years beginning in 2021. At December 31, 2013, we had state net operating loss carryforwards of approximately $245.2 million which expire in years beginning in 2014. In addition, we had state tax credit carryforwards of approximately $5.1 million that do not expire and approximately $2.3 million of credits that will expire beginning in 2024.

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes (Continued)

        Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an "ownership change" will occur if there is a cumulative change in our ownership by "5-percent shareholders" that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Utilization of our net operating loss and tax credit carryforwards may be subject to annual limitations due to ownership changes. Such annual limitations could result in the expiration of our net operating loss and tax credit carryforwards before they are utilized.

        During the eleven months ended December 31, 2013 our valuation allowance increased by $12.2 million. At January 31, 2013 and December 31, 2013, we maintained a full valuation allowance on our net deferred tax assets. The valuation allowance was determined in accordance with the provisions of ASC 740, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. Our history of cumulative losses, along with expected future U.S. losses required that a full valuation allowance be recorded against all net deferred tax assets. We intend to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

        At January 31, 2013 and December 31, 2013 we have unrecognized tax benefits of approximately $2.6 million and $5.2 million, respectively. The increase in our unrecognized tax benefits was primarily attributable to current year activities. The total unrecognized tax benefits, if recognized, would not affect our effective tax rate as the tax benefit would increase a deferred tax asset, which is currently offset with a full valuation allowance. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next twelve months. Accrued interest and penalties related to unrecognized tax benefits are recorded as income tax expenses. We did not have such interest, penalties or tax benefits during the twelve months ended January 31, 2012 or 2013 or the eleven months ended December 31, 2013.

        We file income tax returns in the United States, California, other states and international jurisdictions. Tax years 2000 to 2013 remain subject to examination for U.S. federal, state and international purposes. All net operating losses and tax credits generated to date are subject to adjustment for U.S. federal and state purposes. We are not currently under examination in any federal, state or international jurisdictions.

8. Debt Instruments

        In May 2011, we entered into a $30.0 million credit facility with a syndicate of financial institutions. At our option, drawn amounts under the credit facility bore an interest rate of either an adjusted London Interbank Offered Rate, or LIBOR, plus 2.75% - 3.00% or an alternate base rate plus 1.75% - 2.00%, both of which were per annum rates based on outstanding borrowings. Adjusted LIBOR is LIBOR for a particular interest period multiplied by the statutory reserve rate. The alternate base rate is the greatest of the prime rate, the federal funds effective rate plus 0.5% and adjusted LIBOR plus 1%. In addition, the credit facility included a non-usage charge on the available balance of 0.5% - 0.625% per annum based on outstanding borrowings. Under the credit facility, we could request the issuance of up to $5.0 million in letters of credit by the financial institutions. The annual charge for any outstanding letters of credit was 2.75% - 3.00% per annum based on outstanding borrowings.

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Debt Instruments (Continued)

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

        The amount of borrowings available under the credit facility at any time is based on our monthly accounts receivable balance at such time and the amounts borrowed are collateralized by our personal property, including such accounts receivable but excluding intellectual property. The credit facility contains customary events of default, conditions to borrowing and covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur debt, incur liens and make distributions to stockholders. The credit facility also includes a financial covenant requiring the maintenance of minimum liquidity of at least $5.0 million. During the continuance of an event of a default, the lenders may accelerate amounts outstanding, terminate the credit facility and foreclose on all collateral.

        As part of the original credit facility, we had entered into a cash collateral agreement in connection with the issuance of letters of credit that were used to satisfy deposit requirements under facility leases. Under the amended credit facility, the cash collateral agreement was terminated and, as a result, letters of credit no longer require cash collateral. In connection with the termination of the cash collateral agreement, all cash collateral that was considered restricted cash was returned to us in September 2013.

        In July 2013, we borrowed approximately $10.0 million from the credit facility to enhance our working capital position. This amount was paid off in full in August 2013. As of December 31, 2013 we had no borrowings outstanding, $1.1 million in letters of credit outstanding and $58.9 million of available borrowing capacity under the credit facility.

        As of January 31, 2013, we had no borrowings outstanding, $0.8 million in letters of credit outstanding and $29.2 million of available borrowing capacity under the credit facility. As of January 31, 2013, $0.8 million in cash collateral for letters of credit was considered to be restricted cash and was included in other-long term assets.

        Total debt issuance costs associated with the May 2011 credit facility were $1.0 million, which were amortized as interest expense over the four-year term of the May 2011 credit facility agreement. As part of the amendment, the amortization period for the remaining unamortized costs incurred in connection with the May 2011 credit facility was adjusted to reflect the amended term of the credit facility. We further incurred $0.5 million in debt issuance costs in connection with the amendment, which are being amortized over the term of the amended credit facility. For the twelve months ended January 31, 2012 and 2013 and the eleven months ended December 31, 2013 $0.2 million, $0.3 million and $0.2 million of debt issuance costs, respectively, were amortized and included in interest expense.

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stock-based Compensation Plans and Awards

Stock Compensation Plans

        In 2000, our board of directors adopted the 2000 Stock Incentive Plan, as amended (the "2000 Plan"). In 2004, our board of directors adopted the 2004 Stock Option Plan (the "2004 Plan"), which replaced the 2000 Plan and provided for the issuance of incentive and non-statutory stock options to employees and other service providers of Pandora. In 2011, our board of directors adopted the Pandora Media, Inc. 2011 Equity Incentive Plan (the "2011 Plan" and, together with the 2000 Plan and the 2004 Plan, the "Plans"), which replaced the 2004 plan. The Plans are administered by the compensation committee of our board of directors (the "Plan Administrator").

        The 2011 Plan provides for the issuance of stock options, restricted stock units and other stock-based awards. Shares of common stock reserved for issuance under the 2011 Plan include 12,000,000 shares of common stock reserved for issuance under the 2011 Plan and 1,506,424 shares of common stock previously reserved but unissued under the 2004 Plan as of June 14, 2011. To the extent awards outstanding as of June 14, 2011 under the 2004 Plan expire or terminate for any reason prior to exercise or would otherwise return to the share reserve under the 2004 Plan, the shares of common stock subject to such awards will instead be available for future issuance under the 2011 Plan. Each year, the number of shares in the reserve under the Plan may be increased by the lesser of 10,000,000 shares, 4.0% of the outstanding shares of common stock on the last day of the prior fiscal year or another amount determined by our board of directors. The 2011 Plan is scheduled to terminate in 2021, unless our board of directors determines otherwise.

        Under the 2011 Plan, the Plan Administrator determines various terms and conditions of awards including option expiration dates (no more than ten years from the date of grant), vesting terms (generally over a four-year period) and payment terms. For stock option grants the exercise price is determined by the Plan Administrator, but generally may not be less than the fair market value of the common stock on the date of grant.

Valuation of Awards

        The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Twelve months ended January 31,		Eleven months ended December 31,
	2012	2013	2013
Expected life (in years)	5.72 - 7.02	6.02 - 6.67	5.99 - 6.32
Risk-free interest rate	1.10% - 2.77%	0.99% - 1.52%	1.00% - 2.04%
Expected volatility	54% - 57%	56% - 57%	58% - 59%
Expected dividend yield	0%	0%	0%

        The expected term of stock options granted represents the weighted average period that the stock options are expected to remain outstanding. We determined the expected term assumption based on our historical exercise behavior combined with estimates of the post-vesting holding period. Expected volatility is based on historical volatility of peer companies in our industry that have similar vesting and contractual terms. The risk free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. We currently have no history or expectation of paying cash dividends on our common stock.

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stock-based Compensation Plans and Awards (Continued)

Common Stock

        Each share of common stock has the right to one vote per share. The holders of common stock are also entitled to receive dividends as and when declared by our board of directors, whenever funds are legally available. These rights are subordinate to the dividend rights of holders of all classes of stock outstanding at the time.

Stock Options

        Stock option activity during the eleven months ended December 31, 2013 was as follows:

	Options Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate(1) Intrinsic Value
	(in thousands, except share and per share data)
Balance as of January 31, 2013	17,791,314	26,102,949	$3.22	6.40	$224,736

Additional shares authorized	—

Granted	(2,915,000)	2,915,000	16.67
Restricted stock units	(6,374,319)
Exercised	—	(5,763,544)	3.14
Cancelled/Forfeited	546,205	(546,205)	8.11

Balance as of December 31, 2013	9,048,200	22,708,200	4.85	5.76	$493,866

Exercisable as of December 31, 2013		15,432,372	1.50	4.56	$387,296

Vested as of December 31, 2013 and expected to vest thereafter(2)		21,914,709	4.58	5.67	$482,571

(1)
Amounts represent the difference between the exercise price and the fair value of common stock at each period end for all in the money options outstanding based on the fair value per share of common stock of $11.52 and $26.60 as of January 31, 2013 and December 31, 2013, respectively.

(2)
Options expected to vest reflect an estimated forfeiture rate.

        As of December 31, 2013, there was $40.1 million of unrecognized compensation cost related to outstanding employee stock options. This amount is expected to be recognized over a weighted-average period of 3.03 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

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

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stock-based Compensation Plans and Awards (Continued)

        As of January 31, 2013 and December 31, 2013, a total of 52,000 and 30,270 common stock options, issued to non-employees were vested and outstanding. During the twelve months ended January 31, 2012 and 2013 and the eleven months ended December 31, 2013, we recorded $0.3 million, $0.2 million and $0.6 million in stock-based compensation expenses related to stock option grants made to non-employees, respectively. As of December 31, 2013, total compensation cost related to stock options granted to non-employees but not yet recognized, was $0.3 million, which we expect to recognize over a weighted-average period of 0.95 years. The fair value of these options will be remeasured on each vesting date and as of each reporting date until the options vest. The remeasured fair value will be recognized as compensation expense over the remaining vesting term of the options.

Early Exercise Liability

        Certain of our options granted prior to the IPO provided the right to exercise those options before they are vested. We have a right to repurchase any unvested shares at a repurchase price equal to the exercise price during the 90-day period following the termination of an individual's service with Pandora for any reason.

        In connection with the early exercise of stock options, we have the right, but not the obligation, to repurchase unvested shares of common stock upon termination of the individual's service with Pandora at the original purchase price per share. As of January 31, 2013 and December 31, 2013, 308,334 and 80,209 unvested restricted shares of common stock were subject to repurchase. During the eleven months ended December 31, 2013 there were 104,167 shares repurchased at the previous early exercise price of $3.14 per share.

        During the twelve months ended January 31, 2012 and 2013 and the eleven months ended December 31, 2013 there were no early exercises. Repurchase rights with respect to the restricted shares outstanding as of December 31, 2013 will expire ratably by January 31, 2015.

Stock Option Awards with Both a Service Period and a Market Condition

        In March 2012, Mr. Joseph Kennedy, the Company's Chief Executive Officer, was granted non-statutory stock options to purchase 800,000 shares of common stock with an exercise price of $10.63 per share. This award included both a service period and a market vesting condition that stipulated that the award would vest if the 60-day trailing volume weighted average price of our common stock exceeded $21.00 per share, or if there was a sale of the Company for at least $21.00 per share, in each case prior to July 2017. Upon the market condition being met, the award would vest ratably over four years, beginning in July 2013, subject to severance and change of control acceleration.

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

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stock-based Compensation Plans and Awards (Continued)

As a result of this re-evaluation, we reduced stock-based compensation expense by $1.7 million during the three months ended April 30, 2013, primarily related to the award with both a service period and a market condition. In September 2013, the market condition for Mr. Kennedy's awards was met and the shares became exercisable as if they had been vesting ratably over four years from July 2013. In the eleven months ended December 31, 2013, we recorded $0.6 million in additional stock-based compensation expense in connection with these awards.

Modification of Awards

        During the twelve months ended January 31, 2012, we revised our employment policies for certain eligible officers, resulting in a modification of approximately 3.6 million stock options held by these employees. As a result, upon an involuntary termination, any unvested options or other stock awards scheduled to vest within a defined time frame would be accelerated. The modification of these stock options resulted in approximately $0, $2.3 million and $0.8 million, in incremental stock-based compensation expense for the twelve months ended January 31, 2012 and 2013 and the eleven months ended December 31, 2013, respectively.

Restricted Stock Units

        During the eleven months ended December 31, 2013, we granted 7,129,868 restricted stock units ("RSUs") under the 2011 Plan at a weighted average fair value of $16.16 per share. The fair value of the restricted stock units is expensed ratably over the vesting period. RSUs generally vest annually on a cliff basis over the service period, which is generally four years. During the eleven months ended December 31, 2013, we recorded stock-based compensation expense related to restricted stock units of approximately $28.9 million. As of December 31, 2013, total compensation cost not yet recognized of approximately $129.6 million related to non-vested restricted stock units, is expected to be recognized over a weighted average period of 2.97 years.

        The following table summarizes the activities for our RSUs for the eleven months ended December 31, 2013:

	Number of RSUs	Weighted-Average Grant-Date Fair Value
Unvested at January 31, 2013	5,511,709	$10.57
Granted	7,129,868	16.16
Vested	(1,520,516)	10.77
Canceled	(755,549)	11.68

Unvested at December 31, 2013	10,365,512	$14.31
Vested as of December 31, 2013 and expected to vest thereafter(1)	11,075,193	$13.73

(1)
Options expected to vest reflect an estimated forfeiture rate.

Stock-based Compensation Expenses

        The weighted-average fair value of stock option grants made during the twelve months ended January 31, 2012 and 2013 and the eleven months ended December 31, 2013 was $4.83, $5.91 and $9.34 per share. As of December 31, 2013, total compensation cost related to stock options granted, but not yet recognized, was $40.1 million, which we expect to recognize over a weighted-average period of approximately 3.03 years.

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stock-based Compensation Plans and Awards (Continued)

        The total grant date fair value of stock options vested during the twelve months ended January 31, 2012 and 2013 and the eleven months ended December 31, 2013 was $5.0 million, $13.0 million and $9.1 million, respectively.

        The aggregate intrinsic value of options and warrants exercised during the twelve months ended January 31, 2012 and 2013 and the eleven months ended December 31, 2013 was $51.9 million, $84.9 million and $93.8 million,, respectively. The total fair value of options vested during the twelve months ended January 31, 2012 and 2013 and the eleven months ended December 31, 2013 was $5.2 million, $13.1 million and $9.4 million, respectively.

        Stock-based compensation expenses related to all employee and non-employee stock-based awards was as follows:

	Twelve months ended January 31,		Eleven months ended December 31,
	2012	2013	2013
	(in thousands)
Stock-based compensation expenses:
Cost of revenue—Other	$582	$1,214	$1,946
Product development	1,638	4,530	8,802
Sales and marketing	4,866	12,294	20,222
General and administrative	2,101	7,462	9,071

Total stock-based compensation, recorded in costs and expenses	$9,187	$25,500	$40,041

        During the eleven months ended December 31, 2013, we capitalized $0.7 million of stock-based compensation as internal use software and website development costs.

10. Redeemable Convertible Preferred Stock

Redeemable Convertible Series G Preferred Stock

        Redeemable convertible preferred stock was as follows as of the closing date of our IPO:

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

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Redeemable Convertible Preferred Stock (Continued)

        During the period from February 1, 2011 through the closing date of our IPO, we accrued dividends of $3.6 million on our redeemable convertible preferred stock. Upon the closing of the IPO on June 20, 2011, all outstanding redeemable convertible preferred stock was converted into shares of common stock at the contractual conversion ratios per the relevant redeemable preferred stock purchase agreements. Subsequent to our IPO, there are no further convertible preferred share dividends as all outstanding convertible preferred stock has been converted. On the closing date of the IPO we paid $30.6 million in dividends to the holders of redeemable convertible preferred stock.

Accretion of Redeemable Convertible Preferred Stock

        Stock issuance costs were being accreted via a charge to accumulated deficit over the period from the date of issuance of the redeemable convertible preferred stock to the date at which the redeemable convertible preferred stock became redeemable at the option of the holders of the redeemable convertible preferred stock, the date of our IPO.

11. Common Stock and Net Loss Per Share

        Each share of common stock has the right to one vote per share. The holders of common stock are also entitled to receive dividends as and when declared by our board of directors, whenever funds are legally available. These rights are subordinate to the dividend rights of holders of all classes of stock outstanding at the time.

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

        The following table sets forth the computation of historical basic and diluted net loss per share.

	Twelve months ended January 31,		Eleven months ended December 31,
	2012	2013	2013
	(in thousands, except per share data)
Numerator:
Net loss	$(16,107)	$(38,148)	$(27,017)
Accretion of redeemable convertible preferred stock	(110)	—	—
Increase in cumulative dividends payable upon conversion or liquidation of redeemable convertible preferred stock	(3,648)	—	—

Net loss attributable to common stockholders	$(19,865)	$(38,148)	$(27,017)

Denominator:
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	105,955	168,294	180,968

Net loss per share, basic and diluted	$(0.19)	$(0.23)	$(0.15)

Pandora Media, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Common Stock and Net Loss Per Share (Continued)

        Net loss was increased by the cumulative dividends payable upon conversion or liquidation of redeemable convertible preferred shares earned in the twelve months ended January 31, 2012 to arrive at net loss attributable to common stockholders. For the twelve months ended January 31, 2012 dividends were accrued up through the conversion at the close of the IPO.

        The following potential common shares were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	Twelve months ended January 31,		Eleven months ended December 31,
	2012	2013	2013
	(in thousands)
Options to purchase common stock	34,811	26,103	22,708
Warrants to purchase common stock	155	—	—
Restricted stock units	1,427	5,512	10,366

Total common stock equivalents	36,393	31,615	33,074

12. Selected Quarterly Financial Data (unaudited)

	Three months ended							Two months ended
	April 30, 2012	July 31, 2012	Oct 31, 2012	Jan 31, 2013	April 30, 2013	July 31, 2013	Oct 31, 2013	Dec 31, 2013(1)
	(in thousands, except per share data)
Total revenue	$80,784	$101,267	$120,005	$125,089	$125,510	$157,355	$180,376	$136,992
Cost of revenue:
Cost of Revenue—Content acquisition costs	55,818	60,522	65,713	76,695	82,853	81,880	86,989	63,144
Cost of revenue—Other	6,917	7,514	8,338	9,250	9,779	11,037	12,423	8,605

Total cost of revenue	62,735	68,036	74,051	85,945	92,632	92,917	99,412	71,749

Gross profit	18,049	33,231	45,954	39,144	32,878	64,438	80,964	65,243
Operating expenses:
Product development	4,119	4,475	4,371	5,153	7,033	7,926	8,848	6,179
Sales and marketing	23,460	23,457	26,714	34,084	40,083	45,794	50,575	33,322
General and administrative	10,612	10,602	12,700	14,333	14,209	18,352	23,038	14,613

Total operating expenses	38,191	38,534	43,785	53,570	61,325	72,072	82,461	54,114

Income (loss) from operations	(20,142)	(5,303)	2,169	(14,426)	(28,447)	(7,634)	(1,497)	11,129
Net income (loss) attributable to common stockholders	$(20,228)	$(5,415)	$2,052	$(14,557)	$(28,587)	$(7,787)	$(1,700)	$11,057
Net income (loss) per share, basic and diluted	$(0.12)	$(0.03)	$0.01	$(0.09)	$(0.16)	$(0.04)	$(0.01)	$0.06

(1)
We are using this report to transition to a quarterly reporting cycle that corresponds to a December 31 fiscal year end. Therefore, for financial reporting purposes our fourth quarter of the current fiscal year was shortened from the three months ended January 31 to the two months ended December 31.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this Transition Report on Form 10-K, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013.

Management's Report on Internal Control Over Financial Reporting

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

        Our management has assessed the effectiveness of the internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (1992 framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

        The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this Transition Report on Form 10-K.

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during our most recent transition period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information required by this Item regarding our directors and executive officers is incorporated by reference to the sections of our proxy statement to be filed with the SEC in connection with our 2014 annual meeting of stockholders (the "Proxy Statement") entitled "Election of Class III Directors" and "Management."

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

(a)   The following documents are included as part of this Transition Report on Form 10-K.

1. Index to Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of January 31, 2013 and December 31, 2013
Consolidated Statements of Operations for the twelve months ended January 31, 2012 and 2013 and the eleven months ended December 31, 2012 (unaudited) and 2013
Consolidated Statements of Comprehensive Loss for the twelve months ended January 31, 2012 and 2013 and the eleven months ended December 31, 2013
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the twelve months ended January 31, 2012 and 2013 and the eleven months ended December 31, 2013
Consolidated Statements of Cash Flows for the twelve months ended January 31, 2012 and 2013 and the eleven months ended December 31, 2012 (unaudited) and 2013
Notes to Consolidated Financial Statements

2. Financial Statement Schedule

        All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

3. Exhibits

        See the Exhibit Index immediately following the signature page of this Transition Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 14, 2014.

PANDORA MEDIA, INC.
By:	/s/ BRIAN MCANDREWS
	Name:	Brian McAndrews
	Title:	Chief Executive Officer, President and Chairman of the Board

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Brian McAndrews, Mike Herring and Delida Costin and each of them, his or her true and lawful attorneys-in-fact and agents, with full power to act separately and full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Transition Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or his or her or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN MCANDREWS Brian McAndrews	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	February 14, 2014
/s/ MICHAEL S. HERRING Michael S. Herring	Chief Financial Officer (Principal Financial and Accounting Officer)	February 14, 2014
/s/ PETER CHERNIN Peter Chernin	Director	February 14, 2014
/s/ JAMES M. P. FEUILLE James M. P. Feuille	Director	February 14, 2014

Signature	Title	Date

/s/ PETER GOTCHER Peter Gotcher	Director	February 14, 2014
/s/ ROBERT KAVNER Robert Kavner	Director	February 14, 2014
/s/ ELIZABETH A. NELSON Elizabeth A. Nelson	Director	February 14, 2014
/s/ DAVID SZE David Sze	Director	February 14, 2014
/s/ TIM WESTERGREN Tim Westergren	Director	February 14, 2014

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By	Filed Herewith
3.01		Amended and Restated Certificate of Incorporation	S-1/A	333-172215	3.1	5/4/2011

3.02		Amended and Restated Bylaws	S-1/A	333-172215	3.2	5/4/2011

4.01		Fifth Amended and Restated Investor Rights Agreement, by and among Pandora Media, Inc. and the investors listed on Exhibit A thereto, dated May 20, 2010, as amended	S-1/A	333-172215	4.2	2/22/2011

10.01	†	2011 Long Term Incentive Plan and Form of Stock Option Agreement under 2011 Long Term Incentive Plan	S-1/A	333-172215	10.1	5/26/2011

10.02	†	2011 Corporate Incentive Plan	S-1/A	333-172215	10.2	5/4/2011

10.03	†	2004 Stock Plan, as amended, and Forms of Stock Option Agreement and Restricted Stock Purchase Agreement under 2004 Stock Plan	S-1/A	333-172215	10.3	2/22/2011

10.04	†	2000 Stock Incentive Plan, as amended, and Forms of NSO Stock Option Agreement and ISO Stock Option Agreement under 2000 Stock Plan	S-1/A	333-172215	10.4	2/22/2011

10.05	†	Form of Indemnification Agreement by and between Pandora Media, Inc. and each of its executive officers and its directors not affiliated with an investment fund	S-1/A	333-172215	10.5	2/22/2011

10.06	†	Form of Indemnification Agreement by and between Pandora Media, Inc. and each of its directors affiliated with an investment fund	S-1/A	333-172215	10.5A	2/22/2011

10.7	†	Offer Letter with Joseph Kennedy, dated July 7, 2004.	S-1/A	333-172215	10.6	2/22/2011

10.8	†	Employment Agreement with Tim Westergren, dated April 28, 2004	S-1/A	333-172215	10.7	2/22/2011

10.9	†	Offer Letter with Steven Cakebread, dated February 23, 2010	S-1/A	333-172215	10.8	2/22/2011

Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By	Filed Herewith
10.10	†	Offer Letter with Thomas Conrad, dated November 12, 2004	S-1/A	333-172215	10.9	2/22/2011

10.11	†	Offer Letter with John Trimble, dated February 18, 2009	S-1/A	333-172215	10.1	2/22/2011

10.12		Office Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated July 23, 2009	S-1/A	333-172215	10.12	2/22/2011

10.12A		First Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated April 13, 2010	S-1/A	333-172215	10.12A	2/22/2011

10.12B		Second Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated June 16, 2010	S-1/A	333-172215	10.12B	2/22/2011

10.12C		Third Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated December 15, 2010	10-Q	001-35198	10.12C	9/4/2012

10.12D		Fourth Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated March 10, 2011	10-Q	001-35198	10.12D	9/4/2012

10.12E		Fifth Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated July 1, 2011	10-Q	001-35198	10.12E	9/4/2012

10.12F		Sixth Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated September 27, 2011	10-Q	001-35198	10.12F	9/4/2012

10.12G		Seventh Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated July 12, 2012	10-Q	001-35198	10.12G	9/4/2012

10.12H		Eighth Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated February 1, 2013	10-Q	001-35198	10.12H	5/29/2013

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By	Filed Herewith
10.13		Web Site Performance Agreement by and between Broadcast Music, Inc. and Savage Beast Technologies, Inc., dated June 30, 2005	S-1/A	333-172215	10.13	2/22/2011

10.14		License Agreement by and between SESAC and Pandora Media, Inc., dated July 1, 2007	S-1/A	333-172215	10.14	2/22/2011

10.15		Credit Agreement among Pandora Media, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, dated as of May 13, 2011	S-1/A	333-172215	10.17	6/10/2011

10.15A		Amendment and Restatement Agreement to Credit Agreement among Pandora Media, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, dated as of September 12, 2013	10-Q	001-35198	10.15	11/26/2013

10.16	†	Form of Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan	10-Q	001-35198	10.01	9/2/2011

10.17	†	Amended Executive Severance and Change in Control Policy	10-K	001-35198	10.18	3/19/2012

10.18	†	Offer Letter with Simon Fleming-Wood, dated August 5, 2012	10-Q	001-35198	10.19	6/4/2012

10.19	†	2013 Corporate Incentive Plan	10-Q	001-35198	10.20	6/4/2012

10.19B	†	2014 Corporate Incentive Plan	10-Q	001-35198	10.19B	8/26/2013

10.20	†	Stock Option Agreement with Joseph Kennedy, dated March 22, 2012	10-Q	001-35198	10.21	6/4/2012

10.21	†	Transition Agreement with Steven Cakebread, dated August 29, 2012	10-Q	001-35198	10.22	12/7/2012

10.22	†	Australian Form of Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan	10-K	001-35198	10.22	3/18/2013

10.23	†	Offer Letter with Michael Herring, dated December 21, 2012	10-K	001-35198	10.23	3/18/2013

Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By	Filed Herewith
10.24	†	New Zealand Form of Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan	10-Q	001-35198	10.24	5/29/2013

10.25	†	Offer Letter with Brian McAndrews, dated September 11, 2013	10-Q	001-35198	10.25	11/26/2013

23.01		Consent of Independent Registered Public Accounting Firm						X

24.01		Power of Attorney (included on signature page of this Transition Report on Form 10-K)						X

31.01		Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act						X

31.02		Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act						X

32.01		Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act						X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By	Filed Herewith
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Balance Sheets as of December 31, 2013 and January 31, 2013, (ii) Condensed Statements of Operations for the Eleven months ended December 31, 2013 and 2012 and the Twelve months ended January 31, 2013 and 2012, (iii) Condensed Statements of Comprehensive Loss for the Eleven months Ended December 31, 2013 and the Twelve months ended January 31, 2013 and 2012, (iv) Condensed Statements of Cash Flows for the Eleven months ended December 31, 2013 and 2012 and the Twelve months ended January 31, 2013 and 2012 and (v) Notes to Condensed Financial Statements						X