Form 10-Q
period 2014-03-31
Pandora Media, Inc.
filed 2014-04-29
CIK 1230276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The number of shares of registrant’s common stock outstanding as of April 24, 2014 was: 205,451,005.

Pandora Media, Inc.

FORM 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Pandora Media, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	As of	As of
	December 31,	March 31,
	2013	2014
Assets
Current assets:
Cash and cash equivalents	$245,755	$160,796
Short-term investments	98,662	180,496
Accounts receivable, net of allowance of $1,272 at December 31, 2013 and $1,194 at March 31, 2014	164,023	148,320
Prepaid expenses and other current assets	10,343	15,481
Total current assets	518,783	505,093
Long-term investments	105,686	104,569
Property and equipment, net	35,151	38,697
Other long-term assets	13,715	13,860
Total assets	$673,335	$662,219
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,413	$10,087
Accrued liabilities	14,885	14,810
Accrued royalties	66,110	74,698
Deferred revenue	42,650	28,123
Accrued compensation	17,948	18,043
Total current liabilities	156,006	145,761
Other long-term liabilities	9,098	9,826
Total liabilities	165,104	155,587
Stockholders’ equity:
Common stock: 195,395,940 shares issued and outstanding at December 31, 2013 and 205,237,705 at March 31, 2014	20	21
Additional paid-in capital	675,103	702,301
Accumulated deficit	(166,591)	(195,522)
Accumulated other comprehensive loss	(301)	(168)
Total stockholders’ equity	508,231	506,632
Total liabilities and stockholders’ equity	$673,335	$662,219

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2013	2014
	(recast)
Revenue
Advertising	$96,714	$140,634
Subscription and other	18,410	53,681
Total revenue	115,124	194,315
Cost of revenue
Cost of revenue - Content acquisition costs	85,823	108,275
Cost of revenue - Other	9,776	14,979
Total cost of revenue	95,599	123,254
Gross profit	19,525	71,061
Operating expenses
Product development	6,667	11,831
Sales and marketing	38,045	61,864
General and administrative	13,355	26,361
Total operating expenses	58,067	100,056
Loss from operations	(38,542)	(28,995)
Other income (expense)
Interest income	16	218
Interest expense	(144)	(129)
Other income (expense), net	1	3
Loss before provision for income taxes	(38,669)	(28,903)
Income tax expense	(17)	(28)
Net loss	$(38,686)	$(28,931)
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	172,733	199,857
Net loss per share, basic and diluted	$(0.22)	$(0.14)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2013	2014
	(recast)

Net loss	$(38,686)	$(28,931)
Change in foreign currency translation adjustment	(4)	19
Change in net unrealized losses on marketable securities	3	114
Other comprehensive loss	(1)	133
Total comprehensive loss	$(38,687)	$(28,798)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2013	2014
	(recast)
Operating activities
Net loss	$(38,686)	$(28,931)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,034	3,346
Stock-based compensation	6,524	17,392
Amortization of premium on investments	60	694
Amortization of debt issuance costs	66	49
Changes in assets and liabilities
Accounts receivable	3,647	15,703
Prepaid expenses and other assets	(1,143)	(5,212)
Accounts payable and accrued liabilities	1,911	1,401
Accrued royalties	9,353	8,585
Accrued compensation	(4,065)	(735)
Deferred revenue	7,422	(14,527)
Net cash used in operating activities	(12,877)	(2,235)
Investing activities
Purchases of property and equipment	(4,318)	(11,774)
Purchases of investments	(13,365)	(115,589)
Proceeds from maturities of investments	18,830	34,010
Net cash provided by (used in) investing activities	1,147	(93,353)
Financing activities
Proceeds from employee stock purchase plan	—	863
Proceeds from issuance of common stock	4,033	9,751
Net cash provided by financing activities	4,033	10,614
Effect of exchange rate changes on cash and cash equivalents	(6)	15
Net decrease in cash and cash equivalents	(7,703)	(84,959)
Cash and cash equivalents at beginning of period	59,939	245,755
Cash and cash equivalents at end of period	$52,236	$160,796

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and include the accounts of Pandora and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of our management, the interim unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position for the periods presented. These interim unaudited condensed consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any subsequent period and should be read in conjunction with the audited consolidated financial statements and related notes included in our Transition Report on Form 10-K for the eleven months ended December 31, 2013.

We changed our fiscal year from the twelve months ending January 31 to the calendar twelve months ending December 31, effective beginning with the year ended December 31, 2013. As a result of this change, our prior fiscal year was an 11-month transition period ended on December 31, 2013. All references herein to a fiscal year refer to the twelve months ended December 31 of such year, and references to the first, second, third and fourth fiscal quarters refer to the three months ended March 31, June 30, September 30 and December 31, respectively. Prior year results have been recast on a calendar quarter basis. Refer to our Transition Report on Form 10-K for the eleven months ended December 31, 2013 for additional information regarding our fiscal year change.

Certain changes in presentation have been made to conform the prior period presentation to current period reporting. Our statements of operations now include the presentation of gross profit, which is calculated as total revenue less cost of revenue. In addition, we have reclassified certain software license fees, facilities-related expenses and depreciation expenses among the general and administrative, cost of revenue — other, sales and marketing and product development lines in our condensed consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates are used for determining accrued royalties, selling prices for elements sold in multiple-element arrangements, the allowance for doubtful accounts, stock-based compensation, income taxes and the subscription return reserve. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements could be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

2.                       Summary of Significant Accounting Policies

Other than discussed below, there have been no material changes to our significant accounting policies as compared to those described in our Transition Report on Form 10-K for the eleven months ended December 31, 2013.

Stock-Based Compensation — Employee Stock Purchase Plan

In December 2013, our board of directors approved the Employee Stock Purchase Plan (“ESPP”), subject to approval at the annual meeting of stockholders in June 2014. We estimate the fair value of shares to be issued under the ESPP on the first day of the offering period using the Black-Scholes valuation model. The determination of the fair value is affected by our stock price on the first date of the offering period, as well as other assumptions including the risk-free interest rate, the estimated volatility of our stock price over the term of the offering period, the expected term of the offering period and the expected dividend rate. Stock-based compensation expense related to the ESPP is recognized on a straight-line basis over the offering period, net of estimated forfeitures. If the stockholders do not approve the ESPP, the ESPP will be terminated, any contributions will be returned to the participants and we will reverse the accumulation of the expense related to the ESPP at that time.

Deferred Revenue

Our deferred revenue consists principally of both prepaid but unrecognized subscription revenue and advertising fees received or billed in advance of the delivery or completion of the delivery of services. Deferred revenue is recognized as revenue when the services are provided and all other revenue recognition criteria have been met.

In addition, subscription revenue derived from sales through certain mobile devices may be subject to refund or cancellation terms which may affect the timing or amount of the subscription revenue recognition. When refund rights exist, we recognize revenue when services have been provided and the rights lapse or when we have developed sufficient transaction history to estimate a return reserve.

We were required to defer revenue for certain in application (“in-app”) mobile subscriptions that contained refund rights until the refund rights lapsed or we developed sufficient operating history to estimate a return reserve. As of December 31, 2013, we had deferred all revenue related to these in-app mobile subscriptions subject to refund rights totaling approximately $14.2 million, as we did not have sufficient history to estimate a return reserve. Beginning in January 2014, we had sufficient historic transactional information which enabled us to estimate future returns. Accordingly, in January 2014, we began recording revenue related to these in-app mobile subscriptions net of estimated returns. This change resulted in a one-time increase in subscription revenue in the three months ended March 31, 2014 of approximately $14.2 million, as the previously deferred revenue was recognized. As of March 31, 2014, the deferred revenue related to the return reserve was not significant.

Concentration of Credit Risk

For the three months ended March 31, 2013 and 2014, we had no customers that accounted for more than 10% of our total revenue. As of December 31, 2013 and March 31, 2014, we had no customers that accounted for more than 10% of our total accounts receivable.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

3.                                      Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments consisted of the following:

	As of	As of
	December 31,	March 31,
	2013	2014
	(in thousands)
Cash and cash equivalents:
Cash	$89,176	$60,096
Money market funds	98,437	90,531
Commercial paper	54,247	4,000
Corporate debt securities	3,895	6,169
Total cash and cash equivalents	$245,755	$160,796
Short-term investments:
Commercial paper	$47,526	$78,424
Corporate debt securities	50,436	101,372
U.S. government and government agency debt securities	700	700
Total short-term investments	$98,662	$180,496
Long-term investments:
Corporate debt securities	$100,690	$94,328
U.S. government and government agency debt securities	4,996	10,241
Total long-term investments	$105,686	$104,569
Cash, cash equivalents and investments	$450,103	$445,861

Our short-term investments have maturities of less than twelve months and are classified as available-for-sale. Our long-term investments have maturities of greater than twelve months and are classified as available-for-sale.

The following tables summarize our available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of December 31, 2013 and March 31, 2014.

	As of December 31, 2013
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Money market funds	$98,437	$—	$—	$98,437
Commercial paper	101,773	—	—	101,773
Corporate debt securities	155,273	6	(258)	155,021
U.S. government and government agency debt securities	5,700	—	(4)	5,696
Total cash equivalents and marketable securities	$361,183	$6	$(262)	$360,927

	As of March 31, 2014
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Money market funds	$90,531	$—	$—	$90,531
Commercial paper	82,424	—	—	82,424
Corporate debt securities	202,000	28	(159)	201,869
U.S. government and government agency debt securities	10,952	—	(11)	10,941
Total cash equivalents and marketable securities	$385,907	$28	$(170)	$385,765

The following table presents available-for-sale investments by contractual maturity date as of December 31, 2013 and March 31, 2014.

	As of December 31, 2013
	Adjusted Cost	Fair Value
	(in thousands)
Due in one year or less	$255,278	$255,241
Due after one year through three years	105,905	105,686
Total	$361,183	$360,927

	As of March 31, 2014
	Adjusted Cost	Fair Value
	(in thousands)
Due in one year or less	$281,237	$281,196
Due after one year through three years	104,670	104,569
Total	$385,907	$385,765

Our investment policy requires investments to be investment grade, primarily rated “A1” by Standard & Poor’s or “P1” by Moody’s or better for short-term investments and rated “A” by Standard & Poor’s or “A2” by Moody’s or better for long-term investments, with the objective of minimizing the potential risk of principal loss. In addition, the investment policy limits the amount of credit exposure to any one issuer.

The unrealized losses on our available-for-sale securities as of March 31, 2014 were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. As of March 31, 2014, we owned 89 securities that were in an unrealized loss position. We do not intend nor expect to need to sell these securities before recovering the associated unrealized losses. We expect to recover the full carrying value of these securities. As a result, no portion of the unrealized losses at March 31, 2014 is deemed to be other-than-temporary and the unrealized losses are not deemed to be credit losses. No available-for-sale securities have been in an unrealized loss position for twelve months or more. When evaluating the investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three months ended March 31, 2014, we did not recognize any impairment charges.

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

The fair value of these financial assets and liabilities was determined using the following inputs at December 31, 2013 and March 31, 2014:

	As of December 31, 2013
	Fair Value Measurement Using
	Quoted Prices in	Significant
	Active Markets	Other
	for Identical	Observable
	Instruments	Inputs
	(Level 1)	(Level 2)	Total
	(in thousands)
Assets:
Money market funds	$98,437	$—	$98,437
Commercial paper	—	101,773	101,773
Corporate debt securities	—	155,021	155,021
U.S. government and government agency debt securities	—	5,696	5,696
Total assets measured at fair value	$98,437	$262,490	$360,927

	As of March 31, 2014
	Fair Value Measurement Using
	Quoted Prices in	Significant
	Active Markets	Other
	for Identical	Observable
	Instruments	Inputs
	(Level 1)	(Level 2)	Total
	(in thousands)
Assets:
Money market funds	$90,531	$—	$90,531
Commercial paper	—	82,424	82,424
Corporate debt securities	—	201,869	201,869
U.S. government and government agency debt securities	—	10,941	10,941
Total assets measured at fair value	$90,531	$295,234	$385,765

Our money market funds are classified as Level 1 within the fair value hierarchy because they are valued primarily using quoted market prices. Our other cash equivalents and short-term investments are classified as Level 2 within the fair value hierarchy because they are valued using professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. As of December 31, 2013 and March 31, 2014, we held no Level 3 assets or liabilities.

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

In June 2011, a putative class action lawsuit was filed against Pandora in the United States District Court for the Northern District of California alleging that we unlawfully accessed and transmitted personally identifiable information of the plaintiffs in connection with their use of our Android mobile application. In addition to civil liability, the amended complaint includes allegations of violations of statutes under which criminal penalties could be imposed if we were found liable. Our motion to dismiss the first amended complaint was granted on March 26, 2013. The plaintiff filed a second amended complaint in May 2013, which contains allegations similar to those contained in the previous complaint. On March 10, 2014, our motion to dismiss was granted in part and denied in part.

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

On September 10, 2012, B.E. Technology, LLC filed suit against Pandora in the United States District Court for the Western District of Tennessee alleging that we infringe a B.E. Technology patent and seeking injunctive relief and monetary damages. We filed our answer on December 31, 2012. Defendants in other suits in which B.E. Technology is plaintiff have filed inter partes review petitions before the U.S. Patent and Trademark Office challenging the validity of the patent Pandora is alleged to have infringed. The trial court granted Pandora’s motion to stay this litigation until the inter partes review has been concluded.

On December 23, 2013, Operative Media, Inc. filed a complaint in the New York Supreme Court for New York County alleging that Pandora failed to pay invoices when due, failed to cooperate, and anticipatorily breached a software subscription contract. Pandora’s responsive pleading was filed in February 2014. The court entered a final judgment of dismissal on April 23, 2014.

We currently believe that Pandora has substantial and meritorious defenses to the claims in the lawsuits discussed above and intends to vigorously defend our position.

We are also subject to legal proceedings involving musical work royalty rates. On November 5, 2012, we filed a petition in the rate court established by the consent decree between the American Society of Composers, Authors and Publishers (“ASCAP”) and the U.S. Department of Justice in the U.S. District Court for the Southern District of New York for the determination of reasonable license fees and terms for the ASCAP consent decree license applicable to the period January 1, 2011 through December 31, 2015. On June 11, 2013 we filed a motion for partial summary judgment seeking a determination that as a matter of law the publishers alleged to have withdrawn certain rights of public performance by digital audio transmission from the scope of grant of rights ASCAP could license on behalf of such publishers subsequent to the date of our request for a license from ASCAP were not valid as to our ASCAP consent decree license. On September 17, 2013, our motion for partial summary judgment was granted, alleviating the need to negotiate direct licenses for such purportedly withdrawn performance rights. A trial to determine the royalty rates we will pay ASCAP concluded in February 2014 and the court issued its opinion in March 2014.

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

On April 17, 2014, UMG Recordings, Inc., Sony Music Entertainment, Capitol Records, LLC, Warner Music Group Corp., and ABKCO Music and Records, Inc. filed suit against Pandora Media Inc. in the Supreme Court of the State of New York. The complaint claims common law copyright infringement and unfair competition arising from allegations that Pandora owes royalties for the performance of sound recordings recorded prior to February 15, 1972.

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

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements — Continued

6.    Other Long-Term Assets

	As of	As of
	December 31,	March 31,
	2013	2014
	(in thousands)

Other long-term assets:
Patents, net of amortization	$7,636	$7,455
Long-term security deposits	4,736	4,853
Other	1,343	1,552
Total other long-term assets	$13,715	$13,860

Pending Acquisition

In June 2013, we entered into a local marketing agreement to program KXMZ-FM, a Rapid City, South Dakota-area terrestrial radio station. In addition, we entered into an agreement to purchase the assets of KXMZ-FM for a total purchase price of approximately $0.6 million in cash, subject to certain closing conditions. As of March 31, 2014, we have paid $0.4 million of the purchase price, which is included in the other long-term assets line item of our balance sheets.

The completion of the KXMZ-FM acquisition is subject to various closing conditions, which include, but are not limited to, regulatory approval by the Federal Communications Commission. Upon completion of these conditions, we expect to account for this acquisition as a business combination.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

7.                       Debt Instruments

We are party to a $60.0 million credit facility with a syndicate of financial institutions, which expires on September 12, 2018. The interest rate on borrowings is either LIBOR plus 2.00% - 2.25% or an alternate base rate plus 1.00% - 1.25%, both of which are per annum rates based on outstanding borrowings. The amount of borrowings available under the credit facility at any time is based on our monthly accounts receivable balance at such time, and the amounts borrowed are collateralized by our personal property (including such accounts receivable but excluding intellectual property). Under the credit facility, we can request up to $15.0 million in letters of credit be issued by the financial institutions.

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

As of March 31, 2014, we had no borrowings outstanding, $1.1 million in letters of credit outstanding and $58.9 million of available borrowing capacity under the credit facility.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

8.                       Stock-based Compensation Plans and Awards

Employee Stock Purchase Plan

In December 2013, our board of directors approved the Employee Stock Purchase Plan (“ESPP”), subject to approval at the annual meeting of stockholders in June 2014. The ESPP allows eligible employees to purchase shares of our common stock through payroll deductions of up to 15% of their eligible compensation, subject to a maximum of $25,000 per calendar year. Shares reserved for issuance under the ESPP include 4,000,000 shares of common stock. The ESPP provides for six-month offering periods, with the first offering period commencing in February 2014. At the end of each offering period employees are able to purchase shares at 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the last day of the offering period.

We estimate the fair value of shares to be issued under the ESPP on the first day of the offering period using the Black-Scholes valuation model. The determination of the fair value is affected by our stock price on the first date of the offering period, as well as other assumptions including the risk-free interest rate, the estimated volatility of our stock price over the term of the offering period, the expected term of the offering period and the expected dividend rate. Stock-based compensation expense related to the ESPP is recognized on a straight-line basis over the offering period, net of estimated forfeitures. If the stockholders do not approve the ESPP, the ESPP will be terminated, any contributions will be returned to the participants and we will reverse the accumulation of the expense related to the ESPP at that time.

The per-share fair value of shares granted under the ESPP was determined on the first day of the offering period using the Black-Scholes option pricing model using the following assumptions:

	Three months ended
	March 31,
	2013	2014
Expected life (in years)	N/A	0.5
Risk-free interest rate	N/A	0.08%
Expected volatility	N/A	42%
Expected dividend yield	N/A	0%

During the three months ended March 31, 2014, we withheld $0.9 million in contributions from employees and recognized $0.3 million of stock-based compensation expense related to the ESPP. No shares of common stock were issued under the ESPP for the three months ended March 31, 2014.

Employee Stock-Based Awards

Our 2011 Equity Incentive Plan (the “2011 Plan”) provides for the issuance of stock options, restricted stock units and other stock-based awards to our employees. The 2011 Plan is administered by the compensation committee of our board of directors.

Stock options

We measure stock-based compensation expenses for stock options at the grant date fair value of the award and recognize expenses on a straight-line basis over the requisite service period, which is generally the vesting period. We estimate the fair value of stock options using the Black-Scholes option-pricing model. During the three months ended March 31, 2013 and 2014, we recorded stock-based compensation expense from stock options of approximately $1.7 million and $3.5 million.

The per-share fair value of each stock option was determined on the grant date using the Black-Scholes option pricing model using the following assumptions:

	Three months ended
	March 31,
	2013	2014
Expected life (in years)	5.99 - 6.32	6.08
Risk-free interest rate	0.99 - 1.19%	1.71 - 1.82%
Expected volatility	57 - 58%	59%
Expected dividend yield	0%	0%

Restricted stock units

The fair value of the restricted stock units (“RSUs”) is expensed ratably over the vesting period. RSUs vest annually on a cliff basis over the service period, which is generally four years. During the three months ended March 31, 2013 and 2014, we recorded stock-based compensation expense from RSUs of approximately $4.8 million and $13.6 million.

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows:

	Three months ended
	March 31,
	2013	2014
	(in thousands)
	(unaudited)
Stock-based compensation expense:
Cost of revenue - Other	$413	$881
Product development	1,445	3,461
Sales and marketing	4,421	8,311
General and administrative	245	4,739
Total stock-based compensation expense	$6,524	$17,392

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

9.                       Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options and restricted stock units, to the extent dilutive. Basic and diluted net loss per share were the same for the three months ended March 31, 2013 and 2014, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of historical basic and diluted net loss per share:

	Three months ended
	March 31,
	2013	2014
	(in thousands except per share amounts)
Numerator:
Net loss	$(38,686)	$(28,931)

Denominator:
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	172,733	199,857
Net loss per share, basic and diluted	$(0.22)	$(0.14)

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	Three months ended March 31,
	2013	2014
	(in thousands)
Options to purchase common stock	26,047	13,518
Restricted stock units	7,886	11,752
Total common stock equivalents	33,933	25,270

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Transition Report on Form 10-K for the eleven months ended December 31, 2013 filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

We changed our fiscal year to the calendar twelve months ending December 31, effective beginning with the year ended December 31, 2013. As a result of this change, our prior fiscal year was an 11-month transition period ended on December 31, 2013. All references herein to a fiscal year refer to the twelve months ended December 31 of such year, and references to the first, second, third and fourth fiscal quarters refer to the three months ended March 31, June 30, September 30 and December 31, respectively. Prior year results have been recast on a calendar quarter basis. Refer to our Transition Report on Form 10-K for the eleven months ended December 31, 2013 for additional information regarding our fiscal year change.

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, plans and objectives of management and economic, competitive and technological trends. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Transition Report on Form 10-K for the eleven months ended December 31, 2013. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. We qualify all of our forward-looking statements by these cautionary statements. These and other factors could cause our results to differ materially from those expressed in this Quarterly Report on Form 10-Q.

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

As of March 31, 2014, we had more than 250 million registered users, and more than 200 million registered users had accessed Pandora through smartphones and tablets. For the three months ended March 31, 2014, we streamed 4.80 billion hours of radio, and as of March 31, 2014, we had 75.3 million active users during the prior 30 day period. According to a January 2014 report by Triton, we have more than a 70% share of internet radio among the top 20 stations and networks in the United States. Since we launched our free, advertising-supported radio service in 2005 our listeners have created over 6 billion stations.

At the core of our service is our set of proprietary personalization technologies, including the Music Genome Project and our playlist generating algorithms. The Music Genome Project is a database of over 1,000,000 uniquely analyzed songs from over 100,000 artists, spanning over 500 genres and sub-genres, which we develop one song at a time by evaluating and cataloging each song’s particular attributes. When a listener enters a single song, artist or genre to start a station, the Pandora service instantly generates a station that plays music we think that listener will enjoy. Based on listener reactions to the songs we stream, we further tailor the station to match the listener’s preferences in real time

We currently provide the Pandora service through two models:

•                  Free Service. Our free service is advertising-based and allows listeners access to our music and comedy catalogs and personalized playlist generating system for free across all of our delivery platforms.

•                  Pandora One. Pandora One is provided to paying subscribers without any external advertising. Pandora One enables listeners to create more stations, have more daily skips and enjoy higher quality audio on supported devices.

A key element of our strategy is to make the Pandora service available everywhere that there is internet connectivity. To this end, we make the Pandora service available through a variety of distribution channels. In addition to streaming our service to traditional computers, we have developed Pandora mobile device applications or “apps” for smartphones such as iPhone, Android, the Windows Phone and the iPhone and for tablets including the iPad and Android tablets. We distribute those mobile apps free to listeners via app stores. In addition, Pandora is now integrated with more than 1,000 connected devices, including automobiles, automotive aftermarket devices and consumer electronic devices.

Recent Events

In November 2012, we filed a petition in the rate court established by the consent decree between ASCAP and the U.S. Department of Justice in the U.S. District Court for the Southern District of New York for the determination of reasonable license fees and terms for the ASCAP consent decree license applicable to the period January 1, 2011 through December 31, 2015. A trial to determine the royalty rates we will pay ASCAP concluded in February 2014, and in March 2014, the court issued its opinion establishing a royalty rate of 1.85% of revenue for the entire license period. This opinion did not have a material impact on our consolidated statements of operations. For the three months ended March 31, 2014, we incurred content acquisition costs for the public performance of musical works, including those we pay to other performing rights organizations such as BMI and SESAC, representing approximately 4% of our total revenue. Refer to “Factors Affecting our Business Model” below for further details regarding royalties paid to performing rights organizations.

Effective in March 2014, we implemented a change in the pricing structure for Pandora One under which the $36 annual subscription option was eliminated. In addition, effective in May 2014, the monthly pricing option for Pandora One will be increased to $4.99 per month for new subscribers. Existing monthly subscribers who do not lapse will maintain the current $3.99 per-month pricing structure, and existing annual subscribers who do not lapse will be migrated to the current monthly pricing structure.

In February 2014, Triton received Media Rating Council (“MRC”) accreditation for its Webcast Metrics Local (“WCML”) product, which allows agencies and advertisers to evaluate Pandora’s relative audience scale using broadcast metrics in specific advertising markets. Also in February 2014, we completed the WCML publisher audit of our user-declared geographic and demographic listener data. We believe this accreditation validates that our local audience metrics are reliable and effective.

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

We pay royalties to the copyright owners, or their agents, of each sound recording that we stream and to the copyright owners, or their agents, of the musical work embodied in that sound recording, subject to certain exclusions. Royalties for sound recordings are negotiated with and paid to record labels or to SoundExchange, a performing rights organization (“PRO”) authorized to collect royalties on behalf of all sound recording copyright owners. Royalties for musical works are most often negotiated with and paid to PROs such as ASCAP, BMI and SESAC or directly to publishing companies such as Sony/ATV. Royalties are calculated based on the number of sound recordings streamed, revenue earned or other usage measures.

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

In addition, we expect to invest heavily in our operations to support anticipated future growth. One of our key objectives is furthering our market leadership in internet radio, which we believe will strengthen our brand and help us to convince advertisers to allocate spending towards our ad products. As such, a central focus is adding, retaining and engaging listeners to build market share and grow our listener hours. For the foreseeable future, we expect that there will be periods during which our ability to monetize listener hours will lag behind the growth of listener hours. As our business matures, we expect that the growth rate in our listener hours will decline relative to our increased ability to monetize listener hours. However, we expect to incur annual net losses on a U.S. GAAP basis in the near term.

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

Key Metrics

Listener Hours

The table below sets forth our listener hours for the three months ended March 31, 2013 and 2014.

	Three months ended
	March 31,
	2013	2014
	(in billions)
Listener hours	4.26	4.80

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

Active Users

The table below sets forth our active users as of December 31, 2013 and March 31, 2014.

	As of	As of
	December 31,	March 31,
	2013	2014
	(in millions)
Active users	76.2	75.3

We track the number of active users as an additional indicator of the breadth of audience we are reaching at a given time. Active users are defined as the number of distinct registered users that have requested audio from our servers within the trailing 30 days to the end of the final calendar month of the period. The number of active users may overstate the number of unique individuals who actively use our service within a month as one individual may register for, and use, multiple accounts.

Advertising Revenue per Thousand Listener Hours (“ad RPMs”)

The table below sets forth our ad RPMs, including total, traditional computer and mobile and other connected devices ad RPMs for the three months ended March 31, 2013 and 2014.

	Three months ended
	March 31,
	2013	2014

Total ad RPMs	$24.85	$33.40
Traditional computer	44.63	52.75
Mobile and other connected devices	20.43	29.46

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

Total ad RPMs.

For the three months ended March 31, 2013 compared to 2014, total ad RPMs increased as advertising sales growth outpaced the growth in advertising-supported listener hours primarily due to an increase in the average price per ad.

Traditional computer ad RPMs.

For the three months ended March 31, 2013 compared to 2014, traditional computer ad RPMs increased as the growth in traditional computer revenue outpaced the growth in listener hours on that platform primarily due to an increase in the average price per traditional computer ad.

Mobile and other connected device ad RPMs.

For the three months ended March 31, 2013 compared to 2014, mobile and other connected device ad RPMs increased as the growth in mobile and other connected devices revenue outpaced the growth in listening hours on those platforms due to an increase in the average price per mobile ad.

Total Revenue per Thousand Listener Hours (“total RPMs”)

The table below sets forth our total RPMs, including total, traditional computer and mobile and other connected devices total RPMs for the three months ended March 31, 2013 and 2014.

	Three months ended
	March 31,
	2013	2014

Total RPMs	$26.96	$40.51
Traditional computer	45.17	54.42
Mobile and other connected devices	22.41	37.43

We track total revenue per thousand listener hours for our service because it is a key indicator of our ability to monetize our listener hours. We focus on total RPMs across all of our delivery platforms. Total RPMs compare advertising and subscription and other revenue generated in a given period to total listener hours in the period. We calculate total RPMs by dividing the total revenue generated by the number of thousands of listener hours.

The estimates used to derive disaggregated total RPMs for our traditional computer platform as well as our mobile and other connected devices platforms are similar to those used to derive ad RPMs. The changes in total RPMs were driven by the same factors mentioned above within the discussion of ad RPMs. In addition, the changes in total RPMs reflect a $14.2 million increase in subscription revenue in connection with the one-time recognition of the accumulation of deferred revenue related to in-app subscriptions. Refer to “Deferred Revenue” below for further details regarding these in-app subscriptions.

Licensing Costs per Thousand Listener Hours (“LPMs”)

The table below sets forth our total LPMs for the three months ended March 31, 2013 and 2014.

	Three months ended
	March 31,
	2013	2014

Total LPMs	$20.10	$22.57

We track licensing costs per thousand listener hours and analyze them in combination with our analysis of RPMs as they provide a key indicator of our profitability. LPMs are relatively fixed licensing costs with scheduled annual rate increases which drive period over period changes in LPMs. As such, the margin on our business varies principally with variances in ad RPMs and subscription RPMs. Total LPMs in the three months ended March 31, 2014 increased compared to the respective prior year periods primarily due to scheduled rate increases.

Basis of Presentation and Results of Operations

The following table presents our results of operations for the periods indicated as a percentage of total revenue. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three months ended
	March 31,
	2013	2014

Revenue:
Advertising	84%	72%
Subscription and other	16	28
Total revenue	100	100
Cost of revenue:
Cost of revenue — Content acquisition costs	75	56
Cost of revenue — Other(1)	8	8
Total cost of revenue	83	64
Gross profit	17	36
Operating expenses:
Product development(1)	6	6
Sales and marketing(1)	33	32
General and administrative(1)	12	14
Total operating expenses	51	52
Loss from operations	(34)	(16)
Other income (expense):
Interest income	—	—
Interest expense	—	—
Other expense, net	—	—
Loss before provision for income taxes	(34)	(16)
Provision for income taxes	—	—
Net Loss	(34)%	(16)%

(1)         Includes stock-based compensation as follows:

Cost of revenue - Other	0.4%	0.5%
Product development	1.3	1.8
Sales and marketing	3.8	4.3
General and administrative	0.2	2.4

Revenue.

	Three months ended
	March 31,
	2013	2014	$ Change
	(in thousands)
Advertising	$96,714	$140,634	$43,920
Subscription and other	18,410	53,681	35,271
Total revenue	$115,124	$194,315	$79,191

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

For the three months ended March 31, 2013 and 2014, advertising revenue accounted for 84% and 72% of our total revenue, respectively, and we expect that advertising will comprise a substantial majority of revenue for the foreseeable future. Advertising revenue increased $43.9 million or approximately 45% in the three months ended March 31, 2014, primarily due to an approximate 47% increase in the average price per ad, particularly due to our focus on monetizing mobile inventory and due to fluctuations in the sales distribution mix amongst direct sales, third-party network sales and other channels, as we sold more ads on a direct sales basis in the three months ended March 31, 2014 as compared to 2013.

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

For the three months ended March 31, 2013 and 2014, subscription and other revenue accounted for 16% and 28% of our total revenue, respectively. Subscription revenue increased $35.3 million, or approximately 192%, primarily due to an increase in the number of subscribers and a $14.2 million increase in subscription revenue in connection with the one-time recognition of the accumulation of deferred revenue related to in-app subscriptions. Refer to “Deferred Revenue” below for further details regarding these in-app subscriptions.

Deferred revenue.

Our deferred revenue consists principally of both prepaid but unrecognized subscription revenue and advertising fees received or billed in advance of the delivery or completion of the delivery of services. Deferred revenue is recognized as revenue when the services are provided and all other revenue recognition criteria have been met.

In addition, subscription revenue derived from sales through certain mobile devices may be subject to refund or cancellation terms which may affect the timing or amount of the subscription revenue recognition. When refund rights exist, we recognize revenue when services have been provided and the rights lapse or when we have developed sufficient transaction history to estimate a return reserve. We were required to defer revenue for certain in application (“in-app”) mobile subscriptions that contained refund rights until the refund rights lapsed or we developed sufficient operating history to estimate a return reserve. As of December 31, 2013, we had deferred all revenue related to these in-app mobile subscriptions subject to refund rights totaling approximately $14.2 million, as we did not have sufficient history to estimate a return reserve. Beginning in January 2014, we had sufficient historic transactional information which enabled us to estimate future returns. Accordingly, in January 2014, we began recording revenue related to these in-app mobile subscriptions net of estimated returns. This change resulted in a one-time increase in subscription revenue in the three months ended March 31, 2014 of approximately $14.2 million, as the previously deferred revenue was recognized. As of March 31, 2014, the deferred revenue related to the return reserve was not significant.

Costs and Expenses

Cost of revenue consists of cost of revenue — content acquisition costs and cost of revenue — other. Our operating expenses consist of product development, sales and marketing and general and administrative costs. Cost of revenue - content acquisition costs are the most significant component of our costs and expenses followed by employee-related costs, which include stock-based compensation expenses. We expect to continue to hire additional employees in order to support our anticipated growth and our product development initiatives. In any particular period, the timing of additional hires could materially affect our cost of revenue and operating expenses, both in absolute dollars and as a percentage of revenue. We anticipate that our costs and expenses will increase in the future.

Cost of revenue - content acquisition costs

	Three months ended
	March 31,
	2013	2014	$ Change
	(in thousands)
Cost of revenue - content acquisition costs	$85,823	$108,275	$22,452

Content acquisition costs as a percentage of advertising revenue by platform

	Three months ended
	March 31,
	2013	2014
Traditional computer	45%	39%
Mobile and other connected devices	91%	67%

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

For the three months ended March 31, 2013 compared to 2014, content acquisition costs increased $22.5 million primarily due to scheduled royalty rate increases and an increase in listener hours. Content acquisition costs as a percentage of total revenue decreased from 75% to 56%, primarily due to an increase in advertising sales and a $14.2 million increase in subscription revenue in connection with the one-time recognition of the accumulation of deferred revenue related to in-app subscriptions. Estimated content acquisition costs as a percentage of the advertising revenue attributable to our traditional computer platform decreased from 45% to 39%, primarily due to an increase in advertising sales on this platform as a result of an increase in the average price per ad, partially offset by scheduled rate increases. Estimated content acquisition costs as a percentage of the advertising revenue attributable to our mobile and other connected devices platforms decreased from 91% to 67%, primarily due to an increase in advertising sales on those platforms and the effect of measures we have adopted to manage the growth of mobile content acquisition costs while minimizing adverse effects on the listener experience, partially offset by scheduled rate increases.

Cost of revenue—other.

	Three months ended
	March 31,
	2013	2014	$ Change
	(in thousands)
Cost of revenue — other	$9,776	$14,979	$5,203

Cost of revenue—other consists primarily of hosting and infrastructure costs and other costs of ad sales. Hosting and infrastructure costs consist of content streaming, maintaining our internet radio service, creating and serving advertisements through third-party ad servers and the employee-related costs associated with supporting those functions. Other costs of ad sales include support costs related to events that are sold as part of advertising arrangements. We make payments to third-party ad servers for the period the advertising impressions or click-through actions are delivered or occur, and accordingly, we record this as a cost of revenue in the related period.

For the three months ended March 31, 2013 compared to 2014, cost of revenue increased $5.2 million primarily due to a $2.0 million increase in other costs of ad sales related to events sold as part of advertising arrangements, a $1.3 million increase in hosting and infrastructure costs driven by an increase in advertising revenue and a $1.2 million increase in employee-related costs driven by an increase in headcount.

Gross profit

	Three months ended
	March 31,
	2013	2014	$ Change
	(in thousands)

Total revenue	$115,124	$194,315	$79,191
Total cost of revenue	95,599	123,254	27,655
Gross profit	$19,525	$71,061	$51,536
Gross margin	17%	37%

For the three months ended March 31, 2013 compared to 2014, gross profit increased by $51.5 million primarily due to an increase in advertising revenue as a result of an increase in the average price per ad. Gross margin increased from 17% to 37% as the growth in advertising revenue outpaced the growth in content acquisition costs primarily due to an increase in advertising sales and the effect of measures we have adopted to manage the growth of mobile content acquisition costs while minimizing adverse effects on the listener experience. The increase in gross margin was also due to an increase in subscription and other revenue driven by a $14.2 million increase in connection with the one-time recognition of the accumulation of deferred revenue related to in-app subscriptions. Refer to “Deferred Revenue” above for further details regarding these in-app subscriptions.

Product development

	Three months ended
	March 31,
	2013	2014	$ Change
	(in thousands)
Product development	$6,667	$11,831	$5,164

Product development consists primarily of employee-related costs, including salaries and benefits related to employees in software engineering, music analysis and product management departments, facilities-related expenses, information technology and costs associated with supporting consumer connected-device manufacturers in implementing our service in their products. We incur product development expenses primarily for improvements to our website and the Pandora app, development of new advertising products and development and enhancement of our personalized station generating system. We have generally expensed product development as incurred. Certain website development and internal use software development costs may be capitalized when specific criteria are met. In such cases, the capitalized amounts are amortized over the useful life of the related application once the application is placed in service. We intend to continue making significant investments in developing new products and enhancing the functionality of our existing products.

For the three months ended March 31, 2013 compared to 2014, product development expenses increased $5.2 million primarily due to a $4.6 million increase in employee-related costs driven by an increase in headcount.

Sales and marketing

	Three months ended
	March 31,
	2013	2014	$ Change
	(in thousands)
Sales and marketing	$38,045	$61,864	$23,819

Sales and marketing consists primarily of employee-related costs, including salaries, commissions and benefits related to employees in sales, sales support and marketing departments. In addition, sales and marketing expenses include transaction processing fees for subscription purchases on mobile platforms, external sales and marketing expenses such as third-party marketing, branding, advertising and public relations expenses, facilities-related expenses, infrastructure costs and credit card fees. We expect sales and marketing expenses to increase as we hire additional personnel to build out our sales and sales support teams, particularly as we build out our local market sales team.

For the three months ended March 31, 2013 compared to 2014, sales and marketing expenses increased $23.8 million primarily due to a $16.2 million increase in employee-related costs and a $1.8 million increase in facilities and equipment expenses, both of which were driven by an increase in headcount, a $4.1 million increase in transaction processing fees for subscription purchases on mobile platforms and a $2.0 million increase in marketing expenses.

General and administrative

	Three months ended
	March 31,
	2013	2014	$ Change
	(in thousands)
General and administrative	$13,355	$26,361	$13,006

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

For the three months ended March 31, 2013 compared to 2014, general and administrative expenses increased $13.0 million primarily due to a $7.2 million increase in employee-related costs driven by an increase in headcount and a $4.1 million increase in professional services costs related to litigation and royalty-related matters.

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

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements and as of March 31, 2014 we had no such arrangements. There has been no material change in our contractual obligations other than in the ordinary course of business since the eleven months ended December 31, 2013.

Quarterly Trends

Our operating results fluctuate from quarter to quarter as a result of a variety of factors. We expect our operating results to continue to fluctuate in future quarters.

Our results reflect the effects of seasonal trends in listener behavior. During the last three months of each calendar year, we experience higher advertising sales as a result of greater advertiser demand during the holiday season. We also experience lower advertising sales in the first three months of the calendar year due to reduced advertiser demand. In addition, we expect to experience increased usage during the last three months of each calendar year during the holiday season, and in the first three months of each calendar year due to increased use of media-streaming devices received as gifts during the holiday season. We believe these seasonal trends have affected, and will continue to affect our operating results, particularly as increases in content acquisition costs from increased usage are not offset by increases in advertising sales in the first calendar quarter. We believe that our business may become more seasonal in the future and that such seasonal variations in listener behavior may result in fluctuations in our financial results.

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

Liquidity and Capital Resources

As of March 31, 2014, we had cash, cash equivalents and investments totaling $445.9 million, which consisted of cash and money market funds held at major financial institutions, commercial paper and investment-grade corporate debt securities.

Our principal uses of cash during the three months ending March 31, 2014 were funding our operations, as described below, and capital expenditures.

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

Our Indebtedness

We are party to a $60.0 million credit facility with a syndicate of financial institutions, which expires on September 12, 2018. Refer to Note 8 “Debt Instruments” in the Notes to Condensed Consolidated Financial Statements for further details regarding our credit facility.

Capital Expenditures

Consistent with previous periods, future capital expenditures will primarily focus on acquiring additional hosting and general corporate infrastructure. Our access to capital is adequate to meet our anticipated capital expenditures for our current plans.

Historical Trends

The following table summarizes our cash flow data for the three months ended March 31, 2013 and 2014.

	Three months ended
	March 31,
	2013	2014
	(in thousands)
	(unaudited)
Net cash used in operating activities	$(12,877)	$(2,235)
Net cash provided by (used in) investing activities	1,147	(93,353)
Net cash provided by financing activities	4,033	10,614

Operating activities

In the three months ended March 31, 2014, net cash used in operating activities was $2.2 million, including our net loss of $28.9 million, which was partially offset by non-cash charges of $21.5 million, primarily related to $17.4 million in stock-based compensation charges. Net cash used in operating activities also included a $14.5 million decrease in deferred revenue from the prior period primarily due to the one-time recognition of the accumulation of deferred revenue related to in-app subscriptions, offset by cash from collections of accounts receivables.

Investing activities

In the three months ended March 31, 2014, net cash used in investing activities was $93.4 million, primarily due to $115.6 million for purchases of investments and $11.8 million for capital expenditures for leasehold improvements and server equipment, partially offset by $34.0 million in maturities of investments.

Financing activities

In the three months ended March 31, 2014, net cash provided by financing activities was $10.6 million, primarily consisting of proceeds from the issuance of common stock.

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

Other than those discussed below, there have been no material changes to our critical accounting policies and estimates as compared to those described in our Transition Report on Form 10-K for the eleven months ended December 31, 2013 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

Deferred Revenue

We were required to defer revenue for certain in application (“in-app”) mobile subscriptions that contained refund rights until the refund rights lapsed or we developed sufficient operating history to estimate a return reserve. As of December 31, 2013, we had deferred all revenue related to these in-app mobile subscriptions subject to refund rights totaling approximately $14.2 million, as we did not have sufficient history to estimate a return reserve. Beginning in January 2014, we had sufficient historic transactional information which enabled us to estimate future returns. Accordingly, in January 2014, we began recording revenue related to these in-app mobile subscriptions net of estimated returns. This change resulted in a one-time increase in subscription revenue in the three months ended March 31, 2014 of approximately $14.2 million, as the previously deferred revenue was recognized. As of March 31, 2014, the deferred revenue related to the return reserve was not significant.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Fluctuation Risk

There have been no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed in Part II, Item 7A of our Transition Report on Form 10-K for the eleven months ended December 31, 2013. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Transition Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The material set forth in Note 5 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before deciding to invest in our common stock, you should carefully consider each of the risk factors described in “Part I - Item 1A. Risk Factors” in our Transition Report on Form 10-K for the eleven months ended December 31, 2013 and all information set forth in this Quarterly Report on Form 10-Q. Those risks and the risks described in this Quarterly Report on Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” could materially harm our business, financial condition, operating results, cash flow and prospects. If that occurs, the trading price of our common stock could decline, and you may lose all or part of your investment.

There have been no material changes to the Risk Factors described under “Part I - Item 1A. Risk Factors” in our Transition Report on Form 10-K for the eleven months ended December 31, 2013, other than as set forth below. The risk factors below, all of which originally appear in our Transition Report on Form 10-K, have been updated to reflect additional information regarding third party measurement, royalties and litigation, among other things.

Unavailability of, or fluctuations in, third-party measurements of our audience may adversely affect our ability to grow advertising revenue.

Selling ads, locally and nationally, requires that we demonstrate to advertisers that our service has substantial reach and usage. Third-party measurements may not reflect our true listening audience and their underlying methodologies are subject to change at any time. In addition, the methodologies we apply to measure the key metrics that we use to monitor and manage our business may differ from the methodologies used by third-party measurement service providers. For example, we calculate listener hours based on the total bytes served for each track that is requested and served from our servers, as measured by our internal analytics systems, whether or not a listener listens to the entire track. By contrast, certain third-party measurement service providers may calculate and report the number of listener hours using a client-based approach, which measures time elapsed during listening sessions. Measurement technologies for mobile and consumer electronic devices may be even less reliable in quantifying the reach, usage and location of our service, and it is not clear whether such technologies will integrate with our systems or uniformly and comprehensively reflect the reach, usage and location of our service. While we have been working with third-party measurement service providers and earning Media Ratings Council accreditation for these measurements, some providers have not yet developed uniform measurement systems that comprehensively measure the reach, usage and location of our service. In order to demonstrate to potential advertisers the benefits of our service, we must supplement third-party measurement data with our internal research, which may be perceived as less valuable than third-party numbers. If such third-party measurement providers report lower metrics than we do, or if there is wide variance among reported metrics, our ability to convince advertisers of the benefits of our service could be adversely affected.

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

We have also partnered with media buying companies that show internet radio measurements alongside terrestrial metrics in the media buying systems that media buyers use to purchase advertising. Media buying companies receive measurement metrics from third parties, such as Triton for internet radio and Nielsen for more traditional media like terrestrial radio and television. Media buying companies may choose not to show, or may be prohibited by third-party measurement services that measure terrestrial radio and other traditional media from showing, internet radio metrics alongside traditional terrestrial metrics. Our ability to realize our long-term potential will be significantly affected by our success in these advertising initiatives, and there is no assurance we will achieve substantial penetration of these advertising markets.

We depend upon third-party licenses for the right to publicly perform musical works and a change to these licenses could materially increase our content acquisition costs.

Our content costs, in part, are comprised of the royalties we pay for the public performance of musical works embodied in the sound recordings that we stream. As described in “Business—Content, Copyrights and Royalties—Musical Works” in our Transition Report on Form 10-K for the eleven months ended December 31, 2013, to secure the rights to publicly perform musical works embodied in sound recordings over the internet, we obtain licenses from or for the benefit of copyright owners and pay royalties to copyright owners or their agents. Copyright owners of musical works are vigilant in protecting their rights and currently are seeking substantial increases in the rates applicable to the public performance of such works. There is no guarantee that the licenses available to us now will continue to be available in the future or that such licenses will be available at the royalty rates associated with the current licenses. If we are unable to secure and maintain rights to publicly perform musical works or if we cannot do so on terms that are acceptable to us, our ability to perform music content to our listeners, and consequently our ability to attract and retain both listeners and advertisers, will be adversely impacted.

Copyright owners of musical works, typically, songwriters and music publishers, have traditionally relied on intermediaries known as performing rights organizations to negotiate so-called “blanket” licenses with copyright users, collect royalties under such licenses, and distribute them to copyright owners. We have obtained public performance licenses from, and pay license fees to, the three major performing rights organizations in the United States: the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”) and SESAC, Inc. (“SESAC”).

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

We currently operate under interim licenses with each of ASCAP and BMI. ASCAP and BMI each are governed by a consent decree with the United States Department of Justice. The rates we pay ASCAP and BMI can be established by either negotiation or through a rate court proceeding conducted by the United States District Court for the Southern District of New York. We elected to terminate our prior agreements with ASCAP as of December 31, 2010 and with BMI as of December 31, 2012 because, among other things, we believed that the royalty rates sought by ASCAP and BMI were in excess of rates paid by our largest radio competitors, broadcast radio stations and satellite radio. Notwithstanding our termination of these agreements, the musical works administered by each of ASCAP and BMI continued to be licensed to us pursuant to the provisions of their respective consent decrees. In November 2012, we filed a petition requesting that the ASCAP rate court determine reasonable license fees and terms for the ASCAP consent decree license applicable to the period January 1, 2011 through December 31, 2015. In June 2013, BMI filed a petition requesting that the BMI rate court determine reasonable license fees and terms for the BMI consent decree license applicable to the period January 1, 2013 through December 31, 2017. A trial to determine the royalty rates we will pay ASCAP concluded in February 2014 and the court issued its opinion in March 2014. A trial date has not been set for the BMI rate court proceeding. Each of these proceedings has been, and is expected to continue to be, protracted, expensive and uncertain in outcome. It is likely that trial level outcomes will be appealed and the final resolution may not be known for years. In the event that these matters are resolved adversely to us, our content acquisition costs could increase significantly, which would adversely affect our operating results. Notwithstanding the ASCAP court decision, there is no guarantee that final rates established by mutual agreement or by a rate court determination would establish royalty rates more favorable to us than those we previously paid pursuant our terminated agreements with ASCAP and/or BMI or those that we pay pursuant to our interim arrangements with ASCAP and/or BMI. For the eleven months ended December 31, 2013, we incurred content acquisition costs for the public performance of musical works representing approximately 4% of our total revenue for that period.

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

As described in “Business—Content, Copyrights and Royalties—Sound Recordings” in our Transition Report on Form 10-K for the eleven months ended December 31, 2013, sound recordings made on or after February 15, 1972 fall within the scope of federal copyright protection. Subject to our ongoing compliance with numerous federal statutory conditions and regulatory requirements for a noninteractive service, we are permitted to operate our radio service under a statutory license that allows the streaming in the U.S. of any such sound recording lawfully released to the public and permits us to make reproductions of such sound recordings on computer servers pursuant to a separate statutory license designed to facilitate the making of such transmissions.

By contrast, protection of sound recordings created prior to February 15, 1972 (“pre-1972 sound recordings”) remains governed by a patchwork of state statutory and common laws. Copyright owners of pre-1972 sound recordings have commenced litigation against us, alleging violations of New York state statutory and common laws with respect to the unauthorized reproduction and public performance of pre-1972 sound recordings, seeking, among other things, restitution, disgorgement of profits, and punitive damages as well as injunctive relief prohibiting further violation of those copyright owners’ alleged exclusive rights. Similar litigation has been brought previously against Sirius XM Radio Inc. for similar claims. If we are found liable for the violation of the exclusive rights of any pre-1972 sound recording copyright owners, then we could be subject to liability, the amount of which could be significant. If we are required to obtain licenses from individual sound recording copyright owners for the reproduction and public performance of pre-1972 sound recordings, then the time, effort and cost of securing such licenses directly from all owners of sound recording used on our service could be significant and could harm our business and operating results. If we are required to obtain licenses for pre-1972 sound recordings to avoid liability and are unable to secure such licenses, then we may have to remove pre-1972 sound recordings from our service, which could harm our ability to attract and retain users.

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

Rate court proceedings, the attempted and/or purported withdrawal of certain music publishers or the rights to certain of their works for certain purposes from ASCAP and BMI, and our recent entry into a local marketing agreement to program KXMZ-FM have highlighted uncertainties for the royalty rates that we pay for the public performance of musical works. For example, we could be liable for both increased royalty rates going forward and a potential true-up of royalty payments in excess of any interim royalties paid for the period following December 31, 2010 with respect to ASCAP if ASCAP successfully appeals the rate court’s March 2014 ruling and/or for the period following December 31, 2012 with respect to BMI. We record a liability for public performance royalties based on our best estimate of the amount owed to each organization based on historical rates, third-party evidence and legal developments. For each quarterly period, we evaluate our estimates to assess the adequacy of recorded liabilities. If actual royalty rates differ from estimates, revisions to the estimated royalty liabilities may be required, which could materially affect our results of operations. Any royalty audit could result in disputes over whether we have paid the proper royalties.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By	Filed Herewith
10.19C†	Calendar 2014 Corporate Incentive Plan						X

10.26†	Joseph Kennedy Advisory Agreement, dated January 31, 2014						X

31.01	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act						X

31.02	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act						X

32.01	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act						X

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Condensed Statements of Operations for the Three months ended March 31, 2014 and 2013, (iii) Condensed Statements of Comprehensive Loss for the Three months Ended March 31, 2014 and 2013, (iv) Condensed Statements of Cash Flows for the Three months ended March 31, 2014 and 2013 and (v) Notes to Condensed Financial Statements

X

†        Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Pandora Media, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANDORA MEDIA, INC.

Date: April 29, 2014	By:	/s/ Michael S. Herring
Michael S. Herring
Executive Vice President and Chief
Financial Officer

(Duly Authorized Officer and Principal Financial and Accounting Officer)