Form 10-Q
period 2014-06-30
Pandora Media, Inc.
filed 2014-07-29
CIK 1230276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares of registrant’s common stock outstanding as of July 24, 2014 was: 206,488,061.

Pandora Media, Inc.

FORM 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Pandora Media, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	As of	As of
	December 31,	June 30,
	2013	2014
Assets
Current assets:
Cash and cash equivalents	$245,755	$157,848
Short-term investments	98,662	166,429
Accounts receivable, net of allowance of $1,272 at December 31, 2013 and $947 at June 30, 2014	164,023	177,218
Prepaid expenses and other current assets	10,343	10,512
Total current assets	518,783	512,007
Long-term investments	105,686	113,647
Property and equipment, net	35,151	40,147
Other long-term assets	13,715	13,701
Total assets	$673,335	$679,502
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,413	$11,395
Accrued liabilities	14,881	13,147
Accrued royalties	66,110	72,259
Deferred revenue	42,650	22,763
Accrued compensation	17,952	31,102
Total current liabilities	156,006	150,666
Other long-term liabilities	9,098	10,374
Total liabilities	165,104	161,040
Stockholders’ equity:
Common stock: 195,395,940 shares issued and outstanding at December 31, 2013 and 206,291,969 at June 30, 2014	20	21
Additional paid-in capital	675,103	725,776
Accumulated deficit	(166,591)	(207,250)
Accumulated other comprehensive loss	(301)	(85)
Total stockholders’ equity	508,231	518,462
Total liabilities and stockholders’ equity	$673,335	$679,502

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2014	2013	2014
	(recast)		(recast)
Revenue
Advertising	$127,555	$177,324	$224,269	$317,958
Subscription and other	25,549	41,570	43,959	95,251
Total revenue	153,104	218,894	268,228	413,209
Cost of revenue
Cost of revenue - Content acquisition costs	79,828	111,461	165,651	219,736
Cost of revenue - Other	10,847	13,989	20,623	28,968
Total cost of revenue	90,675	125,450	186,274	248,704
Gross profit	62,429	93,444	81,954	164,505
Operating expenses
Product development	7,895	13,076	14,562	24,907
Sales and marketing	44,371	66,232	82,416	128,096
General and administrative	16,931	25,865	30,286	52,226
Total operating expenses	69,197	105,173	127,264	205,229
Loss from operations	(6,768)	(11,729)	(45,310)	(40,724)
Other income (expense), net	(122)	100	(249)	192
Loss before provision for income taxes	(6,890)	(11,629)	(45,559)	(40,532)
Income tax expense	(12)	(99)	(29)	(127)
Net loss	$(6,902)	$(11,728)	$(45,588)	$(40,659)
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	174,789	205,706	173,766	202,798
Net loss per share, basic and diluted	$(0.04)	$(0.06)	$(0.26)	$(0.20)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2014	2013	2014
	(recast)		(recast)

Net loss	$(6,902)	$(11,728)	$(45,588)	$(40,659)
Change in foreign currency translation adjustment	(53)	(2)	(57)	16
Change in net unrealized losses on marketable securities	1	85	4	200
Other comprehensive income (loss)	(52)	83	(53)	216
Total comprehensive loss	$(6,954)	$(11,645)	$(45,641)	$(40,443)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2013	2014
	(recast)
Operating activities
Net loss	$(45,588)	$(40,659)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,535	7,109
Stock-based compensation	16,662	38,005
Amortization of premium on investments	80	1,380
Amortization of debt issuance costs	132	99
Changes in assets and liabilities
Accounts receivable	(14,060)	(13,195)
Prepaid expenses and other assets	(10,602)	(3,366)
Accounts payable and accrued liabilities	14,038	1,095
Accrued royalties	3,750	6,145
Accrued compensation	421	10,748
Deferred revenue	12,853	(19,887)
Reimbursement of cost of leasehold improvements	276	3,161
Net cash used in operating activities	(17,503)	(9,365)
Investing activities
Purchases of property and equipment	(11,011)	(16,311)
Changes in restricted cash	(3,200)	—
Purchases of investments	(23,434)	(194,122)
Proceeds from maturities of investments	29,690	116,831
Payments related to acquisition	(400)	—
Net cash used in investing activities	(8,355)	(93,602)
Financing activities
Proceeds from employee stock purchase plan	—	2,482
Proceeds from issuance of common stock	6,086	12,562
Net cash provided by financing activities	6,086	15,044
Effect of exchange rate changes on cash and cash equivalents	(54)	16
Net decrease in cash and cash equivalents	(19,826)	(87,907)
Cash and cash equivalents at beginning of period	59,939	245,755
Cash and cash equivalents at end of period	$40,113	$157,848

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$164	$246
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$1,783	$3,337

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

Certain changes in presentation have been made to conform the prior period presentation to current period reporting. Our statements of operations now include the presentation of gross profit, which is calculated as total revenue less cost of revenue. In addition, we have reclassified certain software license fees, facilities-related expenses and depreciation expenses among the general and administrative, cost of revenue — other, sales and marketing and product development lines in our condensed consolidated statements of operations. Furthermore, we have reclassified certain compensation-related amounts from the accrued liabilities line item to the accrued compensation line item of our condensed consolidated balance sheets and our condensed consolidated statements of cash flows.

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

Stock-Based Compensation — Employee Stock Purchase Plan

In December 2013, our board of directors approved the Employee Stock Purchase Plan (“ESPP”), which was approved by our stockholders at the annual meeting in June 2014. We estimate the fair value of shares to be issued under the ESPP on the first day of the offering period using the Black-Scholes valuation model. The determination of the fair value is affected by our stock price on the first date of the offering period, as well as other assumptions including the risk-free interest rate, the estimated volatility of our stock price over the term of the offering period, the expected term of the offering period and the expected dividend rate. Stock-based compensation expense related to the ESPP is recognized on a straight-line basis over the offering period, net of estimated forfeitures.

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

We were required to defer revenue for certain in application (“in-app”) mobile subscriptions that contained refund rights until the refund rights lapsed or until we developed sufficient operating history to estimate a return reserve. As of December 31, 2013, we had deferred all revenue related to these in-app mobile subscriptions subject to refund rights totaling approximately $14.2 million, as we did not have sufficient history to estimate a return reserve. Beginning in January 2014, we had sufficient historic transactional information which enabled us to estimate future returns. Accordingly, in January 2014, we began recording revenue related to these in-app mobile subscriptions net of estimated returns. This change resulted in a one-time increase in subscription revenue in the three months ended March 31, 2014 of approximately $14.2 million, as the previously deferred revenue was recognized. As of June 30, 2014, the deferred revenue related to the return reserve was not significant.

Concentration of Credit Risk

For the three and six months ended June 30, 2013 and 2014, we had no customers that accounted for more than 10% of our total revenue. As of December 31, 2013 and June 30, 2014, we had no customers that accounted for more than 10% of our total accounts receivable.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue. Under the guidance, revenue is recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard is effective for public entities with annual and interim reporting periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. We are currently evaluating implementation methods and the effect that implementation of this standard will have on our consolidated financial statements upon adoption.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

3.                                      Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments consisted of the following:

	As of	As of
	December 31,	June 30,
	2013	2014
	(in thousands)
Cash and cash equivalents:
Cash	$89,176	$51,648
Money market funds	98,437	91,195
Commercial paper	54,247	7,749
Corporate debt securities	3,895	7,256
Total cash and cash equivalents	$245,755	$157,848
Short-term investments:
Commercial paper	$47,526	$70,935
Corporate debt securities	50,436	95,494
U.S. government and government agency debt securities	700	—
Total short-term investments	$98,662	$166,429
Long-term investments:
Corporate debt securities	$100,690	$103,793
U.S. government and government agency debt securities	4,996	9,854
Total long-term investments	$105,686	$113,647
Cash, cash equivalents and investments	$450,103	$437,924

Our short-term investments have maturities of less than twelve months and are classified as available-for-sale. Our long-term investments have maturities of greater than twelve months and are classified as available-for-sale.

The following tables summarize our available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of December 31, 2013 and June 30, 2014.

	As of December 31, 2013
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Money market funds	$98,437	$—	$—	$98,437
Commercial paper	101,773	—	—	101,773
Corporate debt securities	155,273	6	(258)	155,021
U.S. government and government agency debt securities	5,700	—	(4)	5,696
Total cash equivalents and marketable securities	$361,183	$6	$(262)	$360,927

	As of June 30, 2014
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Money market funds	$91,195	$—	$—	$91,195
Commercial paper	78,684	—	—	78,684
Corporate debt securities	206,587	82	(126)	206,543
U.S. government and government agency debt securities	9,866	—	(12)	9,854
Total cash equivalents and marketable securities	$386,332	$82	$(138)	$386,276

The following table presents available-for-sale investments by contractual maturity date as of December 31, 2013 and June 30, 2014.

	As of December 31, 2013
	Adjusted Cost	Fair Value
	(in thousands)
Due in one year or less	$255,278	$255,241
Due after one year through three years	105,905	105,686
Total	$361,183	$360,927

	As of June 30, 2014
	Adjusted Cost	Fair Value
	(in thousands)
Due in one year or less	$271,638	$271,600
Due after one year through three years	114,694	114,676
Total	$386,332	$386,276

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

The unrealized losses on our available-for-sale securities as of June 30, 2014 were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. As of June 30, 2014, we owned 98 securities that were in an unrealized loss position. We do not intend nor expect to need to sell these securities before recovering the associated unrealized losses. We expect to recover the full carrying value of these securities. As a result, no portion of the unrealized losses at June 30, 2014 is deemed to be other-than-temporary and the unrealized losses are not deemed to be credit losses. No available-for-sale securities have been in an unrealized loss position for twelve months or more. When evaluating the investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three and six months ended June 30, 2014, we did not recognize any impairment charges.

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

The fair value of these financial assets and liabilities was determined using the following inputs at December 31, 2013 and June 30, 2014:

	As of December 31, 2013
	Fair Value Measurement Using
	Quoted Prices in	Significant
	Active Markets	Other
	for Identical	Observable
	Instruments	Inputs
	(Level 1)	(Level 2)	Total
	(in thousands)
Assets:
Money market funds	$98,437	$—	$98,437
Commercial paper	—	101,773	101,773
Corporate debt securities	—	155,021	155,021
U.S. government and government agency debt securities	—	5,696	5,696
Total assets measured at fair value	$98,437	$262,490	$360,927

	As of June 30, 2014
	Fair Value Measurement Using
	Quoted Prices in	Significant
	Active Markets	Other
	for Identical	Observable
	Instruments	Inputs
	(Level 1)	(Level 2)	Total
	(in thousands)
Assets:
Money market funds	$91,195	$—	$91,195
Commercial paper	—	78,684	78,684
Corporate debt securities	—	206,543	206,543
U.S. government and government agency debt securities	—	9,854	9,854
Total assets measured at fair value	$91,195	$295,081	$386,276

Our money market funds are classified as Level 1 within the fair value hierarchy because they are valued primarily using quoted market prices. Our other cash equivalents and short-term investments are classified as Level 2 within the fair value hierarchy because they are valued using professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. As of December 31, 2013 and June 30, 2014, we held no Level 3 assets or liabilities.

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

We are also subject to legal proceedings involving musical work royalty rates. On November 5, 2012, we filed a petition in the rate court established by the consent decree between the American Society of Composers, Authors and Publishers (“ASCAP”) and the U.S. Department of Justice in the U.S. District Court for the Southern District of New York for the determination of reasonable license fees and terms for the ASCAP consent decree license applicable to the period January 1, 2011 through December 31, 2015. On June 11, 2013 we filed a motion for partial summary judgment seeking a determination that as a matter of law the publishers alleged to have withdrawn certain rights of public performance by digital audio transmission from the scope of grant of rights ASCAP could license on behalf of such publishers subsequent to the date of our request for a license from ASCAP were not valid as to our ASCAP consent decree license. On September 17, 2013, our motion for partial summary judgment was granted, alleviating the need to negotiate direct licenses for such purportedly withdrawn performance rights. A trial to determine the royalty rates we will pay ASCAP concluded in February 2014 and the court issued its opinion in March 2014. On April 14, 2014, ASCAP filed a notice of appeal of the District Court’s decision with the Second Circuit Court of Appeals.

On June 13, 2013, Broadcast Music, Inc. (“BMI”) filed a petition in the rate court established by the consent decree between BMI and the U.S. Department of Justice in the U.S. District Court for the Southern District of New York for the determination of reasonable fees and terms for the BMI consent decree license applicable to the period January 1, 2013 through December 31, 2014. We filed our response on July 19, 2013. On November 1, 2013, we filed a motion for partial summary judgment seeking a determination that as a matter of law the publishers alleged to have withdrawn certain rights of public performance by digital audio transmission from the scope of grant of rights BMI could license on behalf of such publishers subsequent to the date of our request for a license from BMI were not valid as to our BMI consent decree license. On December 18, 2013, our motion for summary judgment was denied.

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

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements — Continued

6.    Other Long-Term Assets

	As of	As of
	December 31,	June 30,
	2013	2014
	(in thousands)

Other long-term assets:
Patents, net of amortization	$7,636	$7,273
Long-term security deposits	4,736	4,889
Other	1,343	1,539
Total other long-term assets	$13,715	$13,701

Pending Acquisition

In June 2013, we entered into a local marketing agreement to program KXMZ-FM, a Rapid City, South Dakota-area terrestrial radio station. In addition, we entered into an agreement to purchase the assets of KXMZ-FM for a total purchase price of approximately $0.6 million in cash, subject to certain closing conditions. As of June 30, 2014, we have paid $0.4 million of the purchase price, which is included in the other long-term assets line item of our balance sheets.

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

As of June 30, 2014, we had no borrowings outstanding, $1.1 million in letters of credit outstanding and $58.9 million of available borrowing capacity under the credit facility.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

8.                       Stock-based Compensation Plans and Awards

Employee Stock Purchase Plan

In December 2013, our board of directors approved the Employee Stock Purchase Plan (“ESPP”), which was approved by our stockholders at the annual meeting in June 2014. The ESPP allows eligible employees to purchase shares of our common stock through payroll deductions of up to 15% of their eligible compensation, subject to a maximum of $25,000 per calendar year. Shares reserved for issuance under the ESPP include 4,000,000 shares of common stock. The ESPP provides for six-month offering periods, and the first offering period commenced in February 2014. At the end of each offering period employees are able to purchase shares at 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the last day of the offering period.

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

The per-share fair value of shares to be granted under the ESPP is determined on the first day of the offering period using the Black-Scholes option pricing model using the following assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2014	2013	2014
Expected life (in years)	N/A	0.5	N/A	0.5
Risk-free interest rate	N/A	0.08%	N/A	0.08%
Expected volatility	N/A	42%	N/A	42%
Expected dividend yield	N/A	0%	N/A	0%

During the three and six months ended June 30, 2014, we withheld $1.6 million and $2.5 million in contributions from employees and recognized $0.6 million and $0.9 million of stock-based compensation expense related to the ESPP. No shares of common stock were issued under the ESPP in the three and six months ended June 30, 2014.

Employee Stock-Based Awards

Our 2011 Equity Incentive Plan (the “2011 Plan”) provides for the issuance of stock options, restricted stock units and other stock-based awards to our employees. The 2011 Plan is administered by the compensation committee of our board of directors.

Stock options

We measure stock-based compensation expenses for stock options at the grant date fair value of the award and recognize expenses on a straight-line basis over the requisite service period, which is generally the vesting period. We estimate the fair value of stock options using the Black-Scholes option-pricing model. During the three months ended June 30, 2013 and 2014, we recorded stock-based compensation expense from stock options of approximately $3.3 million and $3.7 million. During the six months ended June 30, 2013 and 2014, we recorded stock-based compensation expense from stock options of approximately $5.0 million and $7.2 million.

The per-share fair value of each stock option was determined on the grant date using the Black-Scholes option pricing model using the following assumptions. There were no stock options issued during the three months ended June 30, 2014.

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2014	2013	2014
Expected life (in years)	6.08	N/A	5.99 - 6.32	6.08
Risk-free interest rate	1.08%	N/A	0.99 - 1.19%	1.71 - 1.82%
Expected volatility	59%	N/A	57 - 59%	59%
Expected dividend yield	0%	N/A	0%	0%

Restricted stock units

The fair value of the restricted stock units (“RSUs”) is expensed ratably over the vesting period. RSUs vest annually on a cliff basis over the service period, which is generally four years. During the three months ended June 30, 2013 and 2014, we recorded stock-based compensation expense from RSUs of approximately $6.8 million and $16.3 million. During the six months ended June 30, 2013 and 2014, we recorded stock-based compensation expense from RSUs of approximately $11.7 million and $29.9 million.

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2014	2013	2014
	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Stock-based compensation expense:
Cost of revenue - Other	$482	$1,032	$895	$1,913
Product development	2,394	4,426	3,839	7,887
Sales and marketing	5,027	9,922	9,448	18,233
General and administrative	2,235	5,233	2,480	9,972
Total stock-based compensation expense	$10,138	$20,613	$16,662	$38,005

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

9.                       Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options and restricted stock units, to the extent dilutive. Basic and diluted net loss per share were the same for the three and six months ended June 30, 2013 and 2014, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of historical basic and diluted net loss per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2014	2013	2014
	(in thousands except per share amounts)		(in thousands except per share amounts)
Numerator:
Net loss	$(6,902)	$(11,728)	$(45,588)	$(40,659)

Denominator:
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	174,789	205,706	173,766	202,798
Net loss per share, basic and diluted	$(0.04)	$(0.06)	$(0.26)	$(0.20)

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	As of June 30,
	2013	2014
	(in thousands)
Options to purchase common stock	24,422	12,647
Restricted stock units	9,705	11,797
Total common stock equivalents	34,127	24,444

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

As of June 30, 2014, we had more than 250 million registered users, and more than 200 million registered users had accessed Pandora through smartphones and tablets. For the three months ended June 30, 2014, we streamed 5.04 billion hours of radio, and as of June 30, 2014, we had 76.4 million active users during the prior 30 day period. According to an April 2014 report by Triton, we have more than a 70% share of internet radio among the top 20 stations and networks in the United States. Since we launched our free, advertising-supported radio service in 2005 our listeners have created over 6 billion stations.

At the core of our service is our set of proprietary personalization technologies, including the Music Genome Project and our playlist generating algorithms. The Music Genome Project is a database of over 1,000,000 uniquely analyzed songs from over 125,000 artists, spanning over 550 genres and sub-genres, which we develop one song at a time by evaluating and cataloging each song’s particular attributes. When a listener enters a single song, artist or genre to start a station, the Pandora service instantly generates a station that plays music we think that listener will enjoy. Based on listener reactions to the songs we stream, we further tailor the station to match the listener’s preferences in real time.

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

A key element of our strategy is to make the Pandora service available everywhere that there is internet connectivity. To this end, we make the Pandora service available through a variety of distribution channels. In addition to streaming our service to traditional computers, we have developed Pandora mobile device applications or “apps” for smartphones such as iPhone, Android and the Windows Phone and for tablets including the iPad and Android tablets. We distribute those mobile apps free to listeners via app stores. In addition, Pandora is now integrated with more than 1,000 connected devices, including automobiles, automotive aftermarket devices and consumer electronic devices.

Recent Events

In November 2012, we filed a petition in the rate court established by the consent decree between ASCAP and the U.S. Department of Justice in the U.S. District Court for the Southern District of New York for the determination of reasonable license fees and terms for the ASCAP consent decree license applicable to the period January 1, 2011 through December 31, 2015. A trial to determine the royalty rates we will pay ASCAP concluded in February 2014, and in March 2014, the court issued its opinion establishing a royalty rate of 1.85% of revenue for the entire license period. This opinion did not have a material impact on our condensed consolidated statements of operations. For the three and six months ended June 30, 2014, we incurred content acquisition costs for the public performance of musical works, including those we pay to other performing rights organizations (“PROs”) such as BMI and SESAC, representing approximately 4% of our total revenue. Refer to “Factors Affecting our Business Model” below for further details regarding royalties paid to PROs.

Effective in March 2014, we implemented a change in the pricing structure for Pandora One under which the $36 annual subscription option was eliminated. In addition, effective in May 2014, the monthly pricing option for Pandora One was increased to $4.99 per-month for new subscribers. Existing monthly subscribers who did not lapse maintained the $3.99 per-month pricing structure, and existing annual subscribers who did not lapse were migrated to the $3.99 per-month monthly pricing structure.

An important element of our strategy to achieve greater penetration of the local radio advertising market is to have Pandora’s audience data presented in a manner consistent with similar data on terrestrial radio stations so that advertisers and advertising agencies can better evaluate the relative value proposition of advertising on Pandora. In February 2014, Triton received Media Rating Council (“MRC”) accreditation for its Webcast Metrics Local (“WCML”) product, which allows agencies and advertisers to evaluate Pandora’s relative audience scale using broadcast metrics in specific advertising markets. Also in February 2014, we completed the WCML publisher audit of our user-declared geographic and demographic listener data. We believe this accreditation validates that our local audience metrics are reliable and effective.

 Factors Affecting our Business Model

As our mobile listenership increases, we face new challenges in optimizing our advertising products for delivery on mobile and other connected device platforms and monetizing inventory generated by listeners using these platforms. The mobile digital advertising market is at an early stage of development, with lower overall spending levels than traditional online advertising markets, and faces technical challenges due to fragmented platforms and a lack of standard audience measurement protocols. As a greater share of our listenership is consumed on mobile devices, our ability to monetize increased mobile streaming may not keep up with our past monetization of streaming to desktop computers and laptops.

In addition, our monetization strategy includes increasing the number of ad campaigns for traditional computer, mobile and other connected device platforms sold to local advertisers, placing us in more direct competition with broadcast radio for advertiser spending, especially for audio advertisements. By contrast, historically our display advertisers have been predominantly national brands. To successfully monetize our growing listener hours, a key strategy is to convince a substantial base of local advertisers of the benefits of advertising on the Pandora service including demonstrating the effectiveness and relevance of our advertising products, and in particular, audio advertising products, across the range of our delivery platforms.

Growth in our active users and distribution platforms has fueled a corresponding growth in listener hours. Our total number of listener hours is a key driver for both revenue generation opportunities and content acquisition costs, which are the largest component of our expenses.

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

We pay royalties to the copyright owners, or their agents, of each sound recording that we stream and to the copyright owners, or their agents, of the musical work embodied in that sound recording, subject to certain exclusions. Royalties for sound recordings are negotiated with and paid to record labels or to SoundExchange, a PRO authorized to collect royalties on behalf of all sound recording copyright owners. Royalties for musical works are most often negotiated with and paid to PROs such as ASCAP, BMI and SESAC or directly to publishing companies. Royalties are calculated based on the number of sound recordings streamed, revenue earned or other usage measures.

We stream spoken word comedy content pursuant to a federal statutory license, for which the underlying literary works are not currently entitled to eligibility for licensing by any PRO for the United States. Rather, pursuant to industry-wide custom and practice, this content is performed absent a specific license from any such PRO or the copyright owner of such content. However, we pay royalties to SoundExchange at rates negotiated between representatives of online music services and SoundExchange for the right to stream this spoken word comedy content.

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

In addition, we expect to invest heavily in our operations to support anticipated future growth. One of our key objectives is furthering our market leadership in internet radio, which we believe will strengthen our brand and help us to convince advertisers to allocate spending towards our ad products. As such, a central focus is adding, retaining and engaging listeners to build market share and grow our listener hours. As our business matures, we expect that our revenue growth will exceed the growth in our listener hours. However, we expect to incur annual net losses on a U.S. GAAP basis in the near term because our current strategy is to leverage any improvements in gross profit by investing in broadening distribution channels, developing innovative and scalable advertising products, increasing utilization of advertising inventory and building our sales force. These investments are intended to drive further growth in our business through both increased listener hours and monetization of those hours, and as a result we are targeting gradual improvements in gross profit over time. Our planned reinvestment of any resulting incremental gross profit will continue to depress any growth of bottom line profitability.

Key Metrics

Listener Hours

The table below sets forth our listener hours for the three and six months ended June 30, 2013 and 2014.

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2014	2013	2014
	(in billions)		(in billions)
Listener hours	3.91	5.04	8.17	9.84

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

Active Users

The table below sets forth our active users as of December 31, 2013 and June 30, 2014.

	As of	As of
	December 31,	June 30,
	2013	2014
	(in millions)
Active users	76.2	76.4

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

Advertising Revenue per Thousand Listener Hours (“ad RPMs”)

The table below sets forth our ad RPMs, including total, traditional computer and mobile and other connected devices ad RPMs for the three and six months ended June 30, 2013 and 2014.

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2014	2013	2014

Total ad RPMs	$37.89	$40.11	$30.90	$36.83
Traditional computer	58.53	62.43	51.48	57.50
Mobile and other connected devices	32.56	36.00	25.97	32.84

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

Total ad RPMs.

For the three and six months ended June 30, 2013 compared to 2014, total ad RPMs increased as advertising sales growth outpaced the growth in advertising-supported listener hours primarily due to an increase in the average price per ad.

Traditional computer ad RPMs.

For the three and six months ended June 30, 2013 compared to 2014, traditional computer ad RPMs increased as the growth in traditional computer revenue outpaced the growth in listener hours on that platform primarily due to an increase in the average price per traditional computer ad.

Mobile and other connected device ad RPMs.

For the three and six months ended June 30, 2013 compared to 2014, mobile and other connected device ad RPMs increased as the growth in mobile and other connected devices revenue outpaced the growth in listening hours on those platforms due to an increase in the average price per mobile ad.

Total Revenue per Thousand Listener Hours (“total RPMs”)

The table below sets forth our total RPMs, including total, traditional computer and mobile and other connected devices total RPMs for the three and six months ended June 30, 2013 and 2014.

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2014	2013	2014

Total RPMs	$39.17	$43.41	$32.79	$42.00
Traditional computer	56.73	61.01	50.90	57.66
Mobile and other connected devices	34.37	39.88	28.07	38.70

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

The estimates used to derive disaggregated total RPMs for our traditional computer platform, as well as our mobile and other connected devices platforms, are similar to those used to derive ad RPMs. The changes in total RPMs were driven by the same factors mentioned above within the discussion of ad RPMs. In addition, the changes in total RPMs for the six months ended June 30, 2014 reflect a $14.2 million increase in subscription revenue in connection with the one-time recognition of the accumulation of deferred revenue related to in-app subscriptions. Refer to “Deferred Revenue” below for further details regarding these in-app subscriptions.

Licensing Costs per Thousand Listener Hours (“LPMs”)

The table below sets forth our total LPMs for the three and six months ended June 30, 2013 and 2014.

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2014	2013	2014

Total LPMs	$20.40	$22.10	$20.30	$22.30

We track licensing costs per thousand listener hours and analyze them in combination with our analysis of RPMs as they provide a key indicator of our profitability. LPMs are relatively fixed licensing costs with scheduled annual rate increases that drive period-over-period changes in LPMs. As such, the margin on our business varies principally with variances in ad RPMs and subscription RPMs. Total LPMs in the three and six months ended June 30, 2014 increased compared to the respective prior year periods primarily due to scheduled rate increases for sound recording royalties paid to SoundExchange.

Basis of Presentation and Results of Operations

The following table presents our results of operations for the periods indicated as a percentage of total revenue. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2014	2013	2014

Revenue:
Advertising	83%	81%	84%	77%
Subscription and other	17	19	16	23
Total revenue	100	100	100	100
Cost of revenue:
Cost of revenue — Content acquisition costs	52	51	62	53
Cost of revenue — Other(1)	7	6	8	7
Total cost of revenue	59	57	70	60
Gross profit	41	43	30	40
Operating expenses:
Product development(1)	5	6	5	6
Sales and marketing(1)	29	30	31	31
General and administrative(1)	11	12	11	13
Total operating expenses	45	48	47	50
Loss from operations	(4)	(5)	(17)	(10)
Other income (expense), net	—	—	—	—
Loss before provision for income taxes	(4)	(5)	(17)	(10)
Provision for income taxes	—	—	—	—
Net Loss	(4)%	(5)%	(17)%	(10)%

(1) Includes stock-based compensation as follows:
Cost of revenue - Other	0.3%	0.5%	0.3%	0.5%
Product development	1.6	2.0	1.4	1.9
Sales and marketing	3.3	4.5	3.5	4.4
General and administrative	1.5	2.4	0.9	2.4

Revenue.

	Three months ended			Six months ended
	June 30,			June 30,
	2013	2014	$ Change	2013	2014	$ Change
		(in thousands)			(in thousands)
Advertising	$127,555	$177,324	$49,769	$224,269	$317,958	$93,689
Subscription and other	25,549	41,570	16,021	43,959	95,251	51,292
Total revenue	$153,104	$218,894	$65,790	$268,228	$413,209	$144,981

Advertising revenue.

We generate advertising revenue primarily from audio, display and video advertising, which is typically sold on a cost-per-thousand impressions, or CPM, basis. Advertising campaigns typically range from one to twelve months, and advertisers generally pay us based on the number of delivered impressions or the satisfaction of other criteria, such as click-throughs. We also have arrangements with advertising agencies under which these agencies sell advertising inventory on our service directly to advertisers. We report revenue under these arrangements net of amounts due to agencies. For the three months ended June 30, 2013 and 2014 and the six months ended June 30, 2013 and 2014, advertising revenue accounted for 83%, 81%, 84% and 77%, of our total revenue, respectively. We expect that advertising will comprise a substantial majority of revenue for the foreseeable future.

For the three months ended June 30, 2013 compared to 2014, advertising revenue increased $49.8 million or 39%, primarily due to an approximate 25% increase in the average price per ad and an approximate 10% increase in the number of ads sold due to our focus on monetizing mobile inventory.

For the six months ended June 30, 2013 compared to 2014, advertising revenue increased $93.7 million or 42%, primarily due to an approximate 35% increase in the average price per ad and an approximate 5% increase in the number of ads sold due to our focus on monetizing mobile inventory.

Subscription and other revenue.

Subscription and other revenue is generated primarily through the sale of Pandora One, a premium version of the Pandora service, which currently includes advertisement-free access and higher audio quality on the devices that support it. Subscription revenue is recognized on a straight-line basis over the duration of the subscription period. For the three months ended June 30, 2013 and 2014 and the six months ended June 30, 2013 and 2014, subscription and other revenue accounted for 17%, 19%, 16% and 23% of our total revenue, respectively.

Effective in March 2014, we implemented a change in the pricing structure for Pandora One under which the $36 annual subscription option was eliminated. In addition, effective in May 2014, the monthly pricing option for Pandora One was increased to $4.99 per-month for new subscribers. Existing monthly subscribers who did not lapse maintained the $3.99 per-month pricing structure, and existing annual subscribers who did not lapse were migrated to the $3.99 per-month monthly pricing structure.

For the three months ended June 30, 2013 compared to 2014, subscription revenue increased $16.0 million or 63%, primarily due to an approximate 40% increase in the average price per subscription as a result of the change in the Pandora One pricing structure and due to an approximate 15% increase in the number of subscribers.

For the six months ended June 30, 2013 compared to 2014, subscription revenue increased $51.3 million or 117%, primarily due to an approximate 40% increase in the average price per subscription as a result of the change in the Pandora One pricing structure and due to an approximate 15% increase in the number of subscribers. The increase in subscription revenue for the six months ended June 30, 2014 was also due to a $14.2 million increase in subscription revenue in connection with the one-time recognition of the accumulation of deferred revenue related to in-app subscriptions. Refer to “Deferred Revenue” below for further details regarding these in-app subscriptions.

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

We were required to defer revenue for certain in-app mobile subscriptions that contained refund rights until the refund rights lapsed or until we developed sufficient operating history to estimate a return reserve. As of December 31, 2013, we had deferred all revenue related to these in-app mobile subscriptions subject to refund rights totaling approximately $14.2 million, as we did not have sufficient transaction history to estimate a return reserve. Beginning in January 2014, we had sufficient transaction history that enabled us to estimate future returns. Accordingly, in January 2014, we began recording revenue related to these in-app mobile subscriptions net of estimated returns. This resulted in a one-time increase in subscription revenue in the three months ended March 31, 2014 of approximately $14.2 million, as the previously deferred revenue was recognized. As of June 30, 2014, the deferred revenue related to the return reserve was not significant.

Deferred revenue in our condensed consolidated balance sheet as of June 30, 2014 decreased as compared to December 31, 2013 in connection with the one-time recognition of the accumulation of deferred revenue related to in-app subscriptions in the three months ended March 31, 2014. In addition, deferred revenue also decreased due to the elimination of the annual pricing option, as we collected less cash upfront under the one-month subscription period as opposed to the twelve-month subscription period under the annual subscription option.

Costs and Expenses

Cost of revenue consists of cost of revenue — content acquisition costs and cost of revenue — other. Our operating expenses consist of product development, sales and marketing and general and administrative costs. Cost of revenue - content acquisition costs are the most significant component of our costs and expenses, followed by employee-related costs, which include stock-based compensation expenses. We expect to continue to hire additional employees in order to support our anticipated growth and our product development initiatives. In any particular period, the timing of additional hires could materially affect our cost of revenue and operating expenses, both in absolute dollars and as a percentage of revenue. We anticipate that our costs and expenses will increase in the future.

Cost of revenue - content acquisition costs

	Three months ended			Six months ended
	June 30,			June 30,
	2013	2014	$ Change	2013	2014	$ Change
		(in thousands)			(in thousands)
Cost of revenue - content acquisition costs	$79,828	$111,461	$31,633	$165,651	$219,736	$54,085

Content acquisition costs as a percentage of advertising revenue by platform

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2014	2013	2014
Traditional computer	32%	34%	37%	37%
Mobile and other connected devices	55%	56%	71%	61%

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

For the three months ended June 30, 2013 compared to 2014, content acquisition costs increased $31.6 million or 40%, primarily due to a 29% increase in listener hours and scheduled royalty rate increases of 8%. Content acquisition costs as a percentage of total revenue decreased from 52% to 51%, primarily due to an increase in advertising sales. Estimated content acquisition costs as a percentage of the advertising revenue attributable to our traditional computer platform increased from 32% to 34%, primarily due to scheduled royalty rate increases and an increase in listener hours, partially offset by an increase in advertising sales on the traditional computer platform as a result of an increase in the average price per ad. Estimated content acquisition costs as a percentage of the advertising revenue attributable to our mobile and other connected devices platforms increased from 55% to 56%, primarily due to scheduled royalty rate increases and an increase in listener hours, partially offset by an increase in advertising sales on the mobile and other connected devices platforms as a result of an increase in the average price per ad.

For the six months ended June 30, 2013 compared to 2014, content acquisition costs increased $54.1 million or 33%, primarily due to a 20% increase in listener hours and scheduled royalty rate increases of 8%. Content acquisition costs as a percentage of total revenue decreased from 62% to 53%, primarily due to an increase in advertising sales and a $14.2 million increase in subscription revenue in connection with the one-time recognition of the accumulation of deferred revenue related to in-app subscriptions. Refer to “Deferred Revenue” above for further details regarding these in-app subscriptions. Estimated content acquisition costs as a percentage of the advertising revenue attributable to our traditional computer platform were 37% in both the six months ended June 30, 2013 and 2014, primarily due to an increase in advertising sales on the traditional computer platform that were offset by scheduled rate increases and an increase in listener hours. Estimated content acquisition costs as a percentage of the advertising revenue attributable to our mobile and other connected devices platforms decreased from 71% to 61%, primarily due to an increase in advertising sales on the mobile and other connected devices platforms, and the effect of measures we have adopted to manage the growth of mobile content acquisition costs while minimizing adverse effects on the listener experience, partially offset by scheduled rate increases.

Cost of revenue—other.

	Three months ended			Six months ended
	June 30,			June 30,
	2013	2014	$ Change	2013	2014	$ Change
		(in thousands)			(in thousands)
Cost of revenue — other	$10,847	$13,989	$3,142	$20,623	$28,968	$8,345

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

For the three months ended June 30, 2013 compared to 2014, cost of revenue increased $3.1 million or 29%, primarily due to a $1.6 million increase in employee-related costs driven by an approximate 50% increase in headcount and a $0.9 million increase in hosting and infrastructure costs driven by an increase in listener hours.

For the six months ended June 30, 2013 compared to 2014, cost of revenue increased $8.3 million or 40%, primarily due to a $2.8 million increase in employee-related costs and a $1.2 million increase in facilities and equipment expenses, both of which were driven by an approximate 50% increase in headcount, a $2.3 million increase in other costs of ad sales related to events sold as part of advertising arrangements and a $2.1 million increase in hosting and infrastructure costs driven by an increase in listener hours.

Gross profit

	Three months ended			Six months ended
	June 30,			June 30,
	2013	2014	$ Change	2013	2014	$ Change
		(in thousands)			(in thousands)
Total revenue	$153,104	$218,894	$65,790	$268,228	$413,209	$144,981
Total cost of revenue	90,675	125,450	34,775	186,274	248,704	62,430
Gross profit	$62,429	$93,444	$31,015	$81,954	$164,505	$82,551
Gross margin	41%	43%		31%	40%

For the three months ended June 30, 2013 compared to 2014, gross profit increased by $31.0 million or 50%, primarily due to an increase in advertising revenue as a result of an increase in the average price per ad. Gross margin increased from 41% to 43% as the growth in revenue outpaced the growth in content acquisition costs primarily due to an increase in advertising sales and the effect of measures we have adopted to manage the growth of mobile content acquisition costs while minimizing adverse effects on the listener experience.

For the six months ended June 30, 2013 compared to 2014, gross profit increased by $82.6 million or 101%, primarily due to an increase in advertising revenue as a result of an increase in the average price per ad. Gross margin increased from 31% to 40% as the growth in revenue outpaced the growth in content acquisition costs primarily due to an increase in advertising sales and the effect of measures we have adopted to manage the growth of mobile content acquisition costs while minimizing adverse effects on the listener experience. The increase in gross margin was also due to an increase in subscription and other revenue driven by a $14.2 million increase in connection with the one-time recognition of the accumulation of deferred revenue related to in-app subscriptions. Refer to “Deferred Revenue” above for further details regarding these in-app subscriptions.

Product development

	Three months ended			Six months ended
	June 30,			June 30,
	2013	2014	$ Change	2013	2014	$ Change
		(in thousands)			(in thousands)
Product development	$7,895	$13,076	$5,181	$14,562	$24,907	$10,345

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

For the three months ended June 30, 2013 compared to 2014, product development expenses increased $5.2 million or 66%, primarily due to a $4.8 million increase in employee-related costs driven by an approximate 50% increase in headcount.

For the six months ended June 30, 2013 compared to 2014, product development expenses increased $10.3 million or 71%, primarily due to a $9.4 million increase in employee-related costs driven by an approximate 50% increase in headcount.

Sales and marketing

	Three months ended			Six months ended
	June 30,			June 30,
	2013	2014	$ Change	2013	2014	$ Change
		(in thousands)			(in thousands)
Sales and marketing	$44,371	$66,232	$21,861	$82,416	$128,096	$45,680

Sales and marketing consists primarily of employee-related costs, including salaries, commissions and benefits related to employees in sales, sales support and marketing departments. In addition, sales and marketing expenses include transaction processing commissions on subscription purchases on mobile platforms, external sales and marketing expenses such as third-party marketing, branding, advertising and public relations expenses, facilities-related expenses, infrastructure costs and credit card fees. We expect sales and marketing expenses to increase as we hire additional personnel to build out our sales and sales support teams, particularly as we build out our local market sales team.

For the three months ended June 30, 2013 compared to 2014, sales and marketing expenses increased $21.9 million or 49%, primarily due to a $15.9 million increase in employee-related costs driven by an approximate 35% increase in headcount, a $3.0 million increase in marketing expenses and a $2.1 million increase in transaction processing commissions on subscription purchases on mobile platforms.

For the six months ended June 30, 2013 compared to 2014, sales and marketing expenses increased $45.7 million or 55%, primarily due to a $32.1 million increase in employee-related costs and a $2.6 million increase in facilities and equipment expenses, both of which were driven by an approximate 35% increase in headcount, a $6.2 million increase in transaction processing commissions on subscription purchases on mobile platforms and a $5.0 million increase in marketing expenses.

General and administrative

	Three months ended			Six months ended
	June 30,			June 30,
	2013	2014	$ Change	2013	2014	$ Change
		(in thousands)			(in thousands)
General and administrative	$16,931	$25,865	$8,934	$30,286	$52,226	$21,940

General and administrative consists primarily of employee-related costs, including salaries and benefits for finance, accounting, legal, internal information technology and other administrative personnel. In addition, general and administrative expenses include professional services costs for outside legal and accounting services, facilities-related expenses and infrastructure costs. We expect general and administrative expenses to increase in future periods as we continue to invest in corporate infrastructure, including adding personnel and systems to our administrative functions.

For the three months ended June 30, 2013 compared to 2014, general and administrative expenses increased $8.9 million or 53%, primarily due to a $5.8 million increase in employee-related costs and a $1.0 million increase in facilities and equipment expenses, both of which were driven by an approximate 45% increase in headcount, and a $1.1 million increase in professional services costs related to litigation and royalty-related matters.

For the six months ended June 30, 2013 compared to 2014, general and administrative expenses increased $21.9 million or 72%, primarily due to a $13.0 million increase in employee-related costs and a $1.9 million increase in facilities and equipment expenses, both of which were driven by an approximate 45% increase in headcount and a $5.1 million increase in professional services costs related to litigation and royalty-related matters.

Income tax benefit (expense)

We have historically been subject to income taxes only in the United States. As we expand our operations outside the United States, we become subject to taxation based on the foreign statutory rates and our effective tax rate could fluctuate accordingly.

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

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements and as of June 30, 2014 we had no such arrangements. There has been no material change in our contractual obligations other than in the ordinary course of business since the eleven months ended December 31, 2013.

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

Liquidity and Capital Resources

As of June 30, 2014, we had cash, cash equivalents and investments totaling $437.9 million, which consisted of cash and money market funds held at major financial institutions, commercial paper and investment-grade corporate debt securities.

Our principal uses of cash during the six months ended June 30, 2014 were funding our operations, as described below, and capital expenditures.

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

Historical Trends

The following table summarizes our cash flow data for the six months ended June 30, 2013 and 2014.

	Six months ended
	June 30,
	2013	2014
	(in thousands)
	(unaudited)
Net cash used in operating activities	$(17,503)	$(9,365)
Net cash used in investing activities	(8,355)	(93,602)
Net cash provided by financing activities	6,086	15,044

Operating activities

In the six months ended June 30, 2014, net cash used in operating activities was $9.4 million and primarily consisted of our net loss of $40.7 million, which was partially offset by non-cash charges of $46.6 million, primarily related to $38.0 million in stock-based compensation charges. Net cash used in operating activities also included a $19.9 million decrease in deferred revenue from the prior period, primarily due to the one-time recognition of the accumulation of deferred revenue related to in-app subscriptions of $14.2 million and due to a decrease in deferred revenue as a result of the elimination of the annual subscription option, as we collected less cash upfront under the one-month subscription period as opposed to the twelve-month subscription period under the annual subscription option. Cash used in operating activities decreased $8.1 million from the six months ended June 30, 2013 primarily due to a $4.9 million decrease in our net loss.

Investing activities

In the six months ended June 30, 2014, net cash used in investing activities was $93.6 million, primarily due to $194.1 million for purchases of investments and $16.3 million for capital expenditures for leasehold improvements and server equipment, partially offset by $116.8 million in maturities of investments.

Financing activities

In the six months ended June 30, 2014, net cash provided by financing activities was $15.0 million, primarily consisting of $12.6 million in proceeds from the issuance of common stock as a result of an increase in exercises of stock options related to the increase in our stock price.

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

Deferred Revenue

We were required to defer revenue for certain in-app mobile subscriptions that contained refund rights until the refund rights lapsed or until we developed sufficient operating history to estimate a return reserve. As of December 31, 2013, we had deferred all revenue related to these in-app mobile subscriptions subject to refund rights totaling approximately $14.2 million, as we did not have sufficient history to estimate a return reserve. Beginning in January 2014, we had sufficient historic transactional information which enabled us to estimate future returns. Accordingly, in January 2014, we began recording revenue related to these in-app mobile subscriptions net of estimated returns. This change resulted in a one-time increase in subscription revenue in the three months ended March 31, 2014 of approximately $14.2 million, as the previously deferred revenue was recognized. As of June 30, 2014, the deferred revenue related to the return reserve was not significant.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We currently operate under interim licenses with each of ASCAP and BMI. ASCAP and BMI each are governed by a consent decree with the United States Department of Justice. The rates we pay ASCAP and BMI can be established by either negotiation or through a rate court proceeding conducted by the United States District Court for the Southern District of New York. We elected to terminate our prior agreements with ASCAP as of December 31, 2010 and with BMI as of December 31, 2012 because, among other things, we believed that the royalty rates sought by ASCAP and BMI were in excess of rates paid by our largest radio competitors, broadcast radio stations and satellite radio. Notwithstanding our termination of these agreements, the musical works administered by each of ASCAP and BMI continued to be licensed to us pursuant to the provisions of their respective consent decrees. In November 2012, we filed a petition requesting that the ASCAP rate court determine reasonable license fees and terms for the ASCAP consent decree license applicable to the period January 1, 2011 through December 31, 2015. In June 2013, BMI filed a petition requesting that the BMI rate court determine reasonable license fees and terms for the BMI consent decree license applicable to the period January 1, 2013 through December 31, 2017. A trial to determine the royalty rates we will pay ASCAP concluded in February 2014 and the court issued its opinion in March 2014, but ASCAP has appealed the decision and such appeal is pending. A trial date has not been set for the BMI rate court proceeding. Each of these proceedings has been, and is expected to continue to be, protracted, expensive and uncertain in outcome. It is likely that trial level outcomes will be appealed and the final resolution may not be known for years. In the event that these matters are resolved adversely to us, our content acquisition costs could increase significantly, which would adversely affect our operating results. Notwithstanding the ASCAP court decision, there is no guarantee that final rates established by mutual agreement or by a rate court determination would establish royalty rates more favorable to us than those we previously paid pursuant our terminated agreements with ASCAP and/or BMI or those that we pay pursuant to our interim arrangements with ASCAP and/or BMI. For the eleven months ended December 31, 2013, we incurred content acquisition costs for the public performance of musical works representing approximately 4% of our total revenue for that period.

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

We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it more difficult for us to comply. We are currently in compliance with the Payment Card Industry, or PCI, Data Security Standard, or PCI DSS, a security standard with which companies that collect, store or transmit certain data regarding credit and debit cards, credit and debit card holders and credit and debit card transactions are required to comply. However, there is no guarantee that we will maintain PCI DSS compliance. Our failure to comply fully with PCI DSS in the future could violate payment card association operating rules, federal and state laws and regulations and the terms of our contracts with payment processors and merchant banks. Such failure to comply fully also could subject us to fines, penalties, damages and civil liability, and could result in the loss of our ability to accept credit and debit card payments. Further, there is no guarantee that PCI DSS compliance will prevent illegal or improper use of our payment systems or the theft, loss, or misuse of data pertaining to credit and debit cards, credit and debit card holders and credit and debit card transactions.

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

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By	Filed Herewith
10.26†	2014 Employee Stock Purchase Plan	S-8	333-193612	99.2	January 28, 2014

31.01	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act						X

31.02	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act						X

32.01	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act						X

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Condensed Statements of Operations for the Three and Six months ended June 30, 2014 and 2013, (iii) Condensed Statements of Comprehensive Loss for the Three and Six months Ended June 30, 2014 and 2013, (iv) Condensed Statements of Cash Flows for the Six months ended June 30, 2014 and 2013 and (v) Notes to Condensed Financial Statements

X

†   Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Pandora Media, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANDORA MEDIA, INC.

Date: July 29, 2014	By:	/s/ Michael S. Herring
Michael S. Herring
Executive Vice President and Chief
Financial Officer

(Duly Authorized Officer and Principal Financial and Accounting Officer)