Form 10-Q
period 2014-09-30
Pandora Media, Inc.
filed 2014-10-28
CIK 1230276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares of registrant’s common stock outstanding as of October 23, 2014 was: 208,086,733.

Pandora Media, Inc.

FORM 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Pandora Media, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	As of December 31, 2013	As of September 30, 2014
Assets
Current assets:
Cash and cash equivalents	$245,755	$148,884
Short-term investments	98,662	167,510
Accounts receivable, net of allowance of $1,272 at December 31, 2013 and $1,046 at September 30, 2014	164,023	197,516
Prepaid expenses and other current assets	10,343	11,135
Total current assets	518,783	525,045
Long-term investments	105,686	120,944
Property and equipment, net	35,151	42,292
Other long-term assets	13,715	13,986
Total assets	$673,335	$702,267
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,413	$13,001
Accrued liabilities	14,881	14,993
Accrued royalties	66,110	71,509
Deferred revenue	42,650	18,243
Accrued compensation	17,952	31,353
Total current liabilities	156,006	149,099
Other long-term liabilities	9,098	10,814
Total liabilities	165,104	159,913
Stockholders’ equity:
Common stock: 195,395,940 shares issued and outstanding at December 31, 2013 and 207,863,135 at September 30, 2014	20	21
Additional paid-in capital	675,103	752,048
Accumulated deficit	(166,591)	(209,275)
Accumulated other comprehensive loss	(301)	(440)
Total stockholders’ equity	508,231	542,354
Total liabilities and stockholders’ equity	$673,335	$702,267

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2014	2013	2014
	(recast)		(recast)
Revenue
Advertising	$134,963	$194,293	$359,232	$512,251
Subscription and other	34,340	45,300	78,299	140,551
Total revenue	169,303	239,593	437,531	652,802
Cost of revenue
Cost of revenue - Content acquisition costs	83,535	111,315	249,186	331,051
Cost of revenue - Other	12,126	15,453	32,749	44,421
Total cost of revenue	95,661	126,768	281,935	375,472
Gross profit	73,642	112,825	155,596	277,330
Operating expenses
Product development	9,099	13,381	23,661	38,288
Sales and marketing	47,049	72,320	129,465	200,416
General and administrative	21,397	29,143	51,683	81,369
Total operating expenses	77,545	114,844	204,809	320,073
Loss from operations	(3,903)	(2,019)	(49,213)	(42,743)
Other income (expense), net	(173)	44	(422)	236
Loss before provision for income taxes	(4,076)	(1,975)	(49,635)	(42,507)
Income tax expense	(16)	(50)	(45)	(177)
Net loss	$(4,092)	$(2,025)	$(49,680)	$(42,684)
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	178,635	206,982	175,407	204,208
Net loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.28)	$(0.21)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2014	2013	2014
	(recast)		(recast)
Net loss	$(4,092)	$(2,025)	$(49,680)	$(42,684)
Change in foreign currency translation adjustment	17	(138)	(40)	(122)
Change in net unrealized losses on marketable securities	—	(217)	4	(17)
Other comprehensive income (loss)	17	(355)	(36)	(139)
Total comprehensive loss	$(4,075)	$(2,380)	$(49,716)	$(42,823)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2013	2014
	(recast)
Operating activities
Net loss	$(49,680)	$(42,684)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,718	11,224
Stock-based compensation	28,826	60,116
Amortization of premium on investments	87	2,106
Amortization of debt issuance costs	192	148
Changes in assets and liabilities
Accounts receivable	(27,058)	(33,493)
Prepaid expenses and other assets	(6,946)	(4,288)
Accounts payable and accrued liabilities	14,228	5,807
Accrued royalties	7,903	5,416
Accrued compensation	(2,245)	12,579
Deferred revenue	13,707	(24,407)
Reimbursement of cost of leasehold improvements	1,555	3,161
Net cash used in operating activities	(11,713)	(4,315)
Investing activities
Purchases of property and equipment	(15,391)	(23,194)
Purchases of patents	(8,000)	—
Purchases of investments	(24,634)	(273,427)
Proceeds from maturities of investments	44,290	186,667
Payments related to acquisition	(400)	—
Net cash used in investing activities	(4,135)	(109,954)
Financing activities
Borrowings under debt arrangements	10,000	—
Repayments of debt	(10,000)	—
Proceeds from follow-on offering, net of issuance costs	379,309	—
Proceeds from exercise of stock options	14,640	15,168
Payment of debt issuance costs in connection with the debt refinancing	(450)	—
Tax withholdings related to net share settlements of restricted stock units	(480)	(1,986)
Proceeds from employee stock purchase plan	—	4,388
Net cash provided by financing activities	393,019	17,570
Effect of exchange rate changes on cash and cash equivalents	(28)	(172)
Net increase (decrease) in cash and cash equivalents	377,143	(96,871)
Cash and cash equivalents at beginning of period	59,939	245,755
Cash and cash equivalents at end of period	$437,082	$148,884

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$294	$314
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$1,711	$2,550

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

2.                       Summary of Significant Accounting Policies

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

Other than discussed below, there have been no material changes to our significant accounting policies as compared to those described in our Transition Report on Form 10-K for the eleven months ended December 31, 2013.

Stock-Based Compensation — Restricted Stock Units and Stock Options

Stock-based awards granted to employees, including grants of restricted stock units (“RSUs”) and stock options, are recognized as expense in the statements of operations based on their grant date fair value. We recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally four years. We estimate the grant date fair value of RSUs at our stock price. We estimate the grant date fair value of employee stock options using the Black-Scholes valuation model. The determination of the fair value of a stock option is affected by the deemed fair value of the underlying stock price on the grant date, as well as other assumptions including the risk-free interest rate, the estimated volatility of our stock price over the term of the award, the estimated period of time that we expect employees to hold their stock options and the expected dividend rate. Stock-based compensation expense is recorded net of estimated forfeitures for only those stock-based awards that we expect to vest. We estimate the forfeiture rate based on historical forfeitures of equity awards and, as necessary, adjust the rate to reflect changes in facts and circumstances. We revise our estimated forfeiture rate if actual forfeitures differ from our initial estimates.

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

We were required to defer revenue for certain in application (“in-app”) mobile subscriptions that contained refund rights until the refund rights lapsed or until we developed sufficient operating history to estimate a return reserve. As of December 31, 2013, we had deferred all revenue related to these in-app mobile subscriptions subject to refund rights totaling approximately $14.2 million, as we did not have sufficient history to estimate a return reserve. Beginning in January 2014, we had sufficient historic transactional information which enabled us to estimate future returns. Accordingly, in January 2014, we began recording revenue related to these in-app mobile subscriptions net of estimated returns. This change resulted in a one-time increase in subscription revenue in the three months ended March 31, 2014 of approximately $14.2 million, as the previously deferred revenue was recognized. As of September 30, 2014, the deferred revenue related to the return reserve was not significant.

Concentration of Credit Risk

For the three and nine months ended September 30, 2013 and 2014, we had no customers that accounted for more than 10% of our total revenue. As of December 31, 2013 and September 30, 2014, we had no customers that accounted for more than 10% of our total accounts receivable.

Recently Issued Accounting Standards

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”). ASU 2014-9 outlines a single comprehensive model for entities to use in accounting for revenue. Under the guidance, revenue is recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard is effective for public entities with annual and interim reporting periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. We are currently evaluating implementation methods and the effect that implementation of this standard will have on our consolidated financial statements upon adoption.

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-15, Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 requires management of all entities to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable). The guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within that fiscal year. We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

3.                                      Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments consisted of the following:

	As of December 31, 2013	As of September 30, 2014
	(in thousands)
Cash and cash equivalents:
Cash	$89,176	$51,004
Money market funds	98,437	91,780
Commercial paper	54,247	6,100
Corporate debt securities	3,895	—
Total cash and cash equivalents	$245,755	$148,884
Short-term investments:
Commercial paper	$47,526	$54,643
Corporate debt securities	50,436	112,867
U.S. government and government agency debt securities	700	—
Total short-term investments	$98,662	$167,510
Long-term investments:
Corporate debt securities	$100,690	$107,840
U.S. government and government agency debt securities	4,996	13,104
Total long-term investments	$105,686	$120,944
Cash, cash equivalents and investments	$450,103	$437,338

Our short-term investments have maturities of less than twelve months and are classified as available-for-sale. Our long-term investments have maturities of greater than twelve months and are classified as available-for-sale.

The following tables summarize our available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of December 31, 2013 and September 30, 2014.

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

	As of December 31, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$98,437	$—	$—	$98,437
Commercial paper	101,773	—	—	101,773
Corporate debt securities	155,273	6	(258)	155,021
U.S. government and government agency debt securities	5,700	—	(4)	5,696
Total cash equivalents and marketable securities	$361,183	$6	$(262)	$360,927

	As of September 30, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$91,780	$—	$—	$91,780
Commercial paper	60,743	—	—	60,743
Corporate debt securities	220,969	24	(286)	220,707
U.S. government and government agency debt securities	13,115	2	(13)	13,104
Total cash equivalents and marketable securities	$386,607	$26	$(299)	$386,334

The following table presents available-for-sale investments by contractual maturity date as of December 31, 2013 and September 30, 2014.

	As of December 31, 2013
	Adjusted Cost	Fair Value
	(in thousands)
Due in one year or less	$255,278	$255,241
Due after one year through three years	105,905	105,686
Total	$361,183	$360,927

	As of September 30, 2014
	Adjusted Cost	Fair Value
	(in thousands)
Due in one year or less	$265,438	$265,390
Due after one year through three years	121,169	120,944
Total	$386,607	$386,334

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

The unrealized losses on our available-for-sale securities as of September 30, 2014 were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. As of September 30, 2014, we owned 119 securities that were in an unrealized loss position. We do not intend nor expect to need to sell these securities before recovering the associated unrealized losses. We expect to recover the full carrying value of these securities. As a result, no portion of the unrealized losses at September 30, 2014 is deemed to be other-than-temporary and the unrealized losses are not deemed to be

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

credit losses. No available-for-sale securities have been in an unrealized loss position for twelve months or more. When evaluating the investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three and nine months ended September 30, 2014, we did not recognize any impairment charges.

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

The fair value of these financial assets and liabilities was determined using the following inputs at December 31, 2013 and September 30, 2014:

	As of December 31, 2013
	Fair Value Measurement Using
	Quoted Prices in	Significant
	Active Markets for Identical Instruments (Level 1)	Other Observable Inputs (Level 2)	Total
	(in thousands)
Assets:
Money market funds	$98,437	$—	$98,437
Commercial paper	—	101,773	101,773
Corporate debt securities	—	155,021	155,021
U.S. government and government agency debt securities	—	5,696	5,696
Total assets measured at fair value	$98,437	$262,490	$360,927

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

	As of September 30, 2014
	Fair Value Measurement Using
	Quoted Prices in	Significant
	Active Markets for Identical Instruments (Level 1)	Other Observable Inputs (Level 2)	Total
	(in thousands)
Assets:
Money market funds	$91,780	$—	$91,780
Commercial paper	—	60,743	60,743
Corporate debt securities	—	220,707	220,707
U.S. government and government agency debt securities	—	13,104	13,104
Total assets measured at fair value	$91,780	$294,554	$386,334

Our money market funds are classified as Level 1 within the fair value hierarchy because they are valued primarily using quoted market prices. Our other cash equivalents and short-term investments are classified as Level 2 within the fair value hierarchy because they are valued using professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. As of December 31, 2013 and September 30, 2014, we held no Level 3 assets or liabilities.

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

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

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

On April 17, 2014, UMG Recordings, Inc., Sony Music Entertainment, Capitol Records, LLC, Warner Music Group Corp., and ABKCO Music and Records, Inc. filed suit against Pandora Media Inc. in the Supreme Court of the State of New York. The complaint claims common law copyright infringement and unfair competition arising from allegations that Pandora owes royalties for the public performance of sound recordings recorded prior to February 15, 1972.

On October 2, 2014, Flo & Eddie Inc. filed suit against Pandora Media Inc. in the federal district court for the Central District of California. The complaint alleges misappropriation and conversion in connection with the public performance of sound recordings recorded prior to February 15, 1972.

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

6.    Other Long-Term Assets

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

	As of December 31, 2013	As of September 30, 2014
	(in thousands)
Other long-term assets:
Patents, net of amortization	$7,636	$7,091
Long-term security deposits	4,736	4,956
Other	1,343	1,939
Total other long-term assets	$13,715	$13,986

Pending Acquisition

In June 2013, we entered into a local marketing agreement to program KXMZ-FM, a Rapid City, South Dakota-area terrestrial radio station. In addition, we entered into an agreement to purchase the assets of KXMZ-FM for a total purchase price of approximately $0.6 million in cash, subject to certain closing conditions. As of September 30, 2014, we have paid $0.4 million of the purchase price, which is included in the other long-term assets line item of our balance sheets.

The completion of the KXMZ-FM acquisition is subject to various closing conditions, which include, but are not limited to, regulatory approval by the Federal Communications Commission. Upon completion of these conditions, we expect to account for this acquisition as a business combination.

7.                       Debt Instruments

We are party to a $60.0 million credit facility with a syndicate of financial institutions, which expires on September 12, 2018. The interest rate on borrowings is either LIBOR plus 2.00% -2.25% or an alternate base rate plus 1.00%-1.25%, both of which are per annum rates based on outstanding borrowings. The amount of borrowings available under the credit facility at any time is based on our monthly accounts receivable balance at such time, and the amounts borrowed are collateralized by our personal property (including such accounts receivable but excluding intellectual property). Under the credit facility, we can request up to $15.0 million in letters of credit be issued by the financial institutions.

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

As of September 30, 2014, we had no borrowings outstanding, $1.1 million in letters of credit outstanding and $58.9 million of available borrowing capacity under the credit facility.

8.                       Stock-based Compensation Plans and Awards

Employee Stock Purchase Plan

In December 2013, our board of directors approved the Employee Stock Purchase Plan (“ESPP”), which was approved by our stockholders at the annual meeting in June 2014. The ESPP allows eligible employees to purchase shares of our common stock through payroll deductions of up to 15% of their eligible compensation, subject to a maximum of $25,000 per calendar year. Shares reserved for issuance under the ESPP include 4,000,000 shares of common stock. The ESPP provides for six- month offering periods, commencing in February and August of each year. At the end of each offering period employees are able to purchase shares at 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the last day of the offering period.

We estimate the fair value of shares to be issued under the ESPP on the first day of the offering period using the Black-Scholes valuation model. The determination of the fair value is affected by our stock price on the first date of the offering period, as well as other assumptions including the risk-free interest rate, the estimated volatility of our stock price over the term

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

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

The per-share fair value of shares to be granted under the ESPP is determined on the first day of the offering period using the Black-Scholes option pricing model using the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2013	2014	2013	2014
Expected life (in years)	N/A	0.5	N/A	0.5
Risk-free interest rate	N/A	0.05 - 0.08%	N/A	0.05 - 0.08%
Expected volatility	N/A	42%	N/A	42%
Expected dividend yield	N/A	0%	N/A	0%

During the three and nine months ended September 30, 2014, we withheld $1.9 million and $4.4 million in contributions from employees and recognized $0.6 million and $1.5 million of stock-based compensation expense related to the ESPP. In the three and nine months ended September 30, 2014, 149,378 shares of common stock were issued under the ESPP.

Employee Stock-Based Awards

Our 2011 Equity Incentive Plan (the “2011 Plan”) provides for the issuance of stock options, restricted stock units and other stock-based awards to our employees. The 2011 Plan is administered by the compensation committee of our board of directors.

Stock options

We measure stock-based compensation expenses for stock options at the grant date fair value of the award and recognize expenses on a straight-line basis over the requisite service period, which is generally the vesting period. We estimate the fair value of stock options using the Black-Scholes option-pricing model. During the three months ended September 30, 2013 and 2014, we recorded stock-based compensation expense from stock options of approximately $3.7 million and $4.0 million. During the nine months ended September 30, 2013 and 2014, we recorded stock-based compensation expense from stock options of approximately $8.6 million and $11.2 million.

The per-share fair value of each stock option was determined on the grant date using the Black-Scholes option pricing model using the following assumptions.

	Three months ended September 30,		Nine months ended September 30,
	2013	2014	2013	2014
Expected life (in years)	6.32	6.08	5.99 - 6.32	6.08
Risk-free interest rate	2.04%	1.93%	0.99 - 2.04%	1.71 - 1.93%
Expected volatility	58%	58%	57 - 59%	58 - 59%
Expected dividend yield	0%	0%	0%	0%

Restricted stock units

The fair value of the restricted stock units is expensed ratably over the vesting period. RSUs vest annually on a cliff basis over the service period, which is generally four years. During the three months ended September 30, 2013 and 2014, we recorded stock-based compensation expense from RSUs of approximately $8.5 million and $17.5 million. During the nine months ended September 30, 2013 and 2014, we recorded stock-based compensation expense from RSUs of approximately $20.2 million and $47.4 million.

Stock-based Compensation Expense

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2014	2013	2014
	(in thousands) (unaudited)		(in thousands) (unaudited)
Stock-based compensation expense:
Cost of revenue - Other	$540	$1,063	$1,435	$2,976
Product development	2,610	4,402	6,449	12,289
Sales and marketing	5,754	10,442	15,202	28,675
General and administrative	3,260	6,204	5,740	16,176
Total stock-based compensation expense	$12,164	$22,111	$28,826	$60,116

9.                       Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options and restricted stock units, to the extent dilutive. Basic and diluted net loss per share were the same for the three and nine months ended September 30, 2013 and 2014, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of historical basic and diluted net loss per share:

	Three months ended September 30,		Nine months ended September 30,
	2013	2014	2013	2014
	(in thousands except per share amounts)		(in thousands except per share amounts)
Numerator:
Net loss	$(4,092)	$(2,025)	$(49,680)	$(42,684)
Denominator:
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	178,635	206,982	175,407	204,208
Net loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.28)	$(0.21)

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	As of September 30,
	2013	2014
	(in thousands)
Options to purchase common stock	23,859	11,571
Restricted stock units	10,340	11,339
Total common stock equivalents	34,199	22,910

Pandora Media, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

Notes to Condensed Consolidated Financial Statements - Continued

10.                   Subsequent Event

Subsequent to September 30, 2014, the Company amended the operating lease agreement for its corporate headquarters in Oakland, California to increase both the leased space and the term of the lease, which previously required monthly lease payments through September 2017. This amendment is expected to result in an additional commitment of approximately $18.4 million through 2020.

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

As of September 30, 2014, we had more than 250 million registered users, and more than 200 million registered users had accessed Pandora through smartphones and tablets. For the three months ended September 30, 2014, we streamed 4.99 billion hours of radio, and as of September 30, 2014, we had 76.5 million active users during the prior 30 day period. According to an August 2014 report by Triton, we have more than a 70% share of internet radio among the top 20 stations and networks in the United States. Since we launched our free, advertising-supported radio service in 2005 our listeners have created over 7 billion stations.

At the core of our service is our set of proprietary personalization technologies, including the Music Genome Project and our playlist generating algorithms. The Music Genome Project is a database of over 1,000,000 uniquely analyzed songs from over 125,000 artists, spanning over 600 genres and sub-genres, which we develop one song at a time by evaluating and cataloging each song’s particular attributes. When a listener enters a single song, artist or genre to start a station, the Pandora service instantly generates a station that plays music we think that listener will enjoy. Based on listener reactions to the songs we stream, we further tailor the station to match the listener’s preferences in real time.

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

Recent Events

In August 2014, we announced an agreement to partner with Music and Entertainment Rights Licensing Independent Network ("Merlin"), the global rights agency for the independent label sector, whose membership includes over 20,000 independent record labels and distributors worldwide. This partnership was designed to help independent labels and artists increase the audiences they reach. Participating labels, and the artists they represent, can also take advantage of the marketing capabilities of our connected platform, including providing direct access to our metadata to help participating labels make data-driven business decisions. We do not expect this partnership to have a material effect on our financial condition or operating results.

In July 2014, we signed a multi-year agreement with BMG Rights Management US LLC (“BMG”) for a U.S. license for BMG's complete Broadcast Music, Inc. (“BMI”) and the American Society of Composers, Authors and Publishers (“ASCAP”) catalog of musical works. We do not expect this agreement to have a material effect on our consolidated financial condition or operating results.

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

In June 2013, we entered into a local marketing agreement to program KXMZ-FM, a Rapid City, South Dakota-area terrestrial radio station. In addition, we entered into an agreement to purchase the assets of KXMZ-FM for a total purchase price of approximately $0.6 million in cash, subject to certain closing conditions. These agreements were made in part to allow us to qualify for certain settlement agreements concerning royalties for the public performance of musical works between the Radio Music Licensing Committee (“RMLC”) and ASCAP and BMI. We believe that we qualify for the RMLC royalty rates, which provide us with savings of less than 1% of revenue in cost of revenue - content acquisition costs, compared with the latest contractual rates. As of September 30, 2014, we have paid $0.4 million of the purchase price, which is included in the other long-term assets line item of our balance sheets. Completion of the KXMZ-FM acquisition is subject to various closing conditions. These include, but are not limited to, regulatory approval by the Federal Communications Commission. Upon completion of these conditions, we expect to account for this transaction as a business combination.

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

We pay royalties to the copyright owners, or their agents, of each sound recording that we stream and to the copyright owners, or their agents, of the musical work embodied in that sound recording, subject to certain exclusions. Royalties for sound recordings are negotiated with and paid to record labels, rights organizations or to SoundExchange. Royalties for musical works are most often negotiated with and paid to PROs such as ASCAP, BMI and SESAC or directly to publishing companies. Royalties are calculated based on the number of sound recordings streamed, revenue earned or other usage measures.

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

Given the current royalty structures in effect through 2015 with respect to the public performance of sound recordings in the United States, our content acquisition costs increase with each additional listener hour, regardless of whether we are able to generate more revenue. As such, our ability to achieve and sustain profitability and operating leverage depends on our ability to increase our revenue per hour of streaming through increased advertising revenue across all of our delivery platforms.

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

The table below sets forth our total listener hours for the three and nine months ended September 30, 2013 and 2014.

	Three months ended September 30,		Nine months ended September 30,
	2013	2014	2013	2014
	(in billions)		(in billions)
Listener hours	3.99	4.99	12.16	14.83

Active Users
We track the number of active users as an additional indicator of the breadth of audience we are reaching at a given time. Active users are defined as the number of distinct registered users, including subscribers, that have requested audio from our servers within the trailing 30 days to the end of the final calendar month of the period. The number of active users may overstate the number of unique individuals who actively use our service within a month as one individual may register for, and use, multiple accounts.
The table below sets forth our total active users as of September 30, 2013 and 2014.

	As of September 30,
	2013	2014
	(in millions)
Active users	72.7	76.5

Revenue per Thousand Listener Hours (“RPMs”)

We track total RPMs for our service, which includes ad and subscription RPMs, because it is a key indicator of our ability to monetize our listener hours. We focus on total RPMs across all of our delivery platforms. Total RPMs compare advertising and subscription and other revenue in a given period to total listener hours in the period. We calculate total RPMs by dividing the total revenue by the number of thousands of listener hours using the inputs below.
The table below sets forth our users on an advertising and subscription basis as of September 30, 2013 and 2014.

	As of September 30,
	2013	2014
User type	Users (in millions)
Ad-based active users	70.1	73.5
Subscribers*	3.1	3.5
Total	73.2	77.0

* Includes subscribers that have not used our service within the trailing 30 days to the end of the final calendar month of the period.

The table below sets forth our listener hours on an advertising and subscription basis for the three and nine months ended September 30, 2013 and 2014.

	Three months ended September 30,		Nine months ended September 30,
	2013	2014	2013	2014
User type	Listener hours (in billions)		Listener hours (in billions)
Ad-based active users	3.41	4.38	10.66	13.01
Subscribers	0.58	0.61	1.50	1.82
Total	3.99	4.99	12.16	14.83

Advertising-based active users (“ad-based active users”) are defined as the number of users, excluding subscribers, that have requested audio from our servers within the trailing 30 days to the end of the final calendar month of the period. Subscribers are defined as the number of distinct users at the end of the period that have subscribed to our service. Inactive subscribers are included as they contribute towards revenue per thousand listener hours (“RPMs”), which are described in further detail below.

Advertising Revenue per Thousand Listener Hours (“ad RPMs”)

We track ad RPMs for our free, advertising-supported service because it is a key indicator of our ability to monetize advertising inventory created by our listener hours. We focus on ad RPMs across all of our delivery platforms. We believe ad RPMs to be the central top-line indicator for evaluating the results of our monetization efforts. Ad RPMs are calculated by dividing advertising revenue by the number of thousands of listener hours of our advertising-based service.

Subscription and Other Revenue per Thousand Listener Hours (“subscription RPMs”)

We track subscription RPMs because it is a key indicator of the performance of our subscription service. We focus on subscription RPMs across all of our delivery platforms. Subscription RPMs are calculated by dividing subscription and other revenue by the number of thousands of listener hours of our subscription service.

Total Revenue per Thousand Listener Hours (“total RPMs”)

We track total RPMs for our service, which includes ad and subscription RPMs, because it is a key indicator of our ability to monetize our listener hours. Total RPMs compare advertising and subscription and other revenue in a given period to total listener hours in the period. We calculate total RPMs by dividing the total revenue by the number of thousands of listener hours.

Licensing Costs per Thousand Listener Hours (“LPMs”)

We track LPMs and analyze them in combination with our analysis of RPMs as they provide a key indicator of our profitability. LPMs are relatively fixed licensing costs with scheduled annual rate increases that drive period-over-period changes in LPMs. As such, the margin on our business varies principally with variances in ad RPMs and subscription RPMs.
Estimated RPMs and LPMs by Platform

We also provide estimates of disaggregated ad RPMs, subscription RPMs, total RPMs and related LPMs for our traditional computer platform as well as our mobile and other connected devices platforms, which we calculate by dividing the estimated revenue and costs generated through the respective platforms by the number of thousands of listener hours of our services delivered through such platforms. While we believe that such disaggregated data provides directional insight for evaluating our efforts to monetize our service, we do not validate such disaggregated data to the level of financial statement reporting. Such data should be seen as indicative only and as management's best estimate. We continue to refine our systems and methodologies used to categorize RPMs and LPMs.
Period-to-period results should not be regarded as precise nor can they be relied upon as indicative of results for future periods. In addition, as our business matures and in response to technological evolutions, we anticipate that the relevant indicators we monitor for evaluating our business may change.
The table below sets forth our RPMs and LPMs, including total, traditional computer and mobile and other connected devices, on an advertising (“ad”), subscription and total basis for the three months ended September 30, 2013 and 2014.

	Three months ended September 30,
	2013		2014
	RPM	LPM*	RPM	LPM*
Advertising:
Traditional computer	$58.44	$19.08	$64.13	$20.59
Mobile and other connected devices	35.31	18.85	40.82	20.33
Total advertising	$39.68	$18.89	$44.35	$20.37

Subscription:
Traditional computer	$53.52	$31.91	$61.56	$33.53
Mobile and other connected devices	60.85	33.49	78.11	36.94
Total subscription	$58.93	$33.08	$74.14	$36.12

Total:
Total traditional computer	$57.50	$21.54	$63.67	$22.94
Total mobile and other connected devices	38.75	20.82	44.96	22.18
Total	$42.49	$20.97	$48.00	$22.30

* Under the Pureplay Settlement agreement, we pay per-performance rates for the streaming of sound recordings for our Pandora One subscription service that are higher than the per-performance rates for our free, advertising-supported service.

 The table below sets forth our RPMs and LPMs, including total, traditional computer and mobile and other connected devices, on an ad and subscription basis for the nine months ended September 30, 2013 and 2014.

	Nine months ended September 30,
	2013		2014
	RPM	LPM*	RPM	LPM*
Advertising:
Traditional computer	$53.67	$18.91	$59.64	$20.76
Mobile and other connected devices	28.96	18.55	35.55	20.38
Total advertising	$33.70	$18.62	$39.37	$20.44

Subscription:
Traditional computer	$49.95	$31.86	$60.09	$33.54
Mobile and other connected devices	52.97	34.51	84.39	36.59
Total subscription	$52.08	$33.73	$77.32	$35.82

Total:
Total traditional computer	$53.01	$21.21	$59.59	$23.09
Total mobile and other connected devices	31.59	20.30	40.82	22.16
Total	$35.97	$20.49	$44.02	$22.32

* Under the Pureplay Settlement agreement, we pay per-performance rates for the streaming of sound recordings for our Pandora One subscription service that are higher than the per-performance rates for our free, advertising-supported service.

Total ad RPMs
For the three and nine months ended September 30, 2014 compared to 2013, total ad RPMs increased primarily due to an increase in ad RPMs on the mobile and other connected devices platform. Ad RPMs on the mobile and other connected devices platform increased as advertising revenue growth outpaced the growth in advertising listener hours as a result of an increase in the average price per ad sold on that platform, due in part to our shift to local ad sales.
Total subscription RPMs
For the three months ended September 30, 2014 compared to 2013, total subscription RPMs increased as the growth in subscription and other revenue outpaced the growth in subscription listener hours on both the traditional computer and the mobile and other connected devices platforms, primarily due to an increase in the average price per subscriber as a result of the increase in the Pandora One pricing structure.
For the nine months ended September 30, 2014 compared to 2013, total subscription RPMs increased as the growth in subscription and other revenue outpaced the growth in subscription listener hours on both the traditional computer and the mobile and other connected devices platforms, primarily due to an increase in the average price per subscriber as a result of the increase in the Pandora One pricing structure. In addition, the changes in subscription RPMs for the nine months ended September 30, 2014 reflect a $14.2 million increase in subscription revenue in connection with the one-time recognition of the accumulation of deferred revenue related to in-app subscriptions. Refer to “Deferred Revenue” below for further details regarding these in-app subscriptions.
Total ad LPMs
Total ad LPMs in the three and nine months ended September 30, 2014 increased compared to the respective prior year periods primarily due to scheduled rate increases for sound recording royalties paid to SoundExchange.
Total subscription LPMs

Total subscription LPMs in the three and nine months ended September 30, 2014 increased compared to the respective prior year periods primarily due to scheduled rate increases for sound recording royalties paid to SoundExchange.

Basis of Presentation and Results of Operations

The following table presents our results of operations for the periods indicated as a percentage of total revenue. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three months ended September 30,		Nine months ended September 30,
	2013	2014	2013	2014
Revenue:
Advertising	80%	81%	82%	78%
Subscription and other	20	19	18	22
Total revenue	100	100	100	100
Cost of revenue:
Cost of revenue — Content acquisition costs	49	46	57	51
Cost of revenue — Other(1)	7	6	7	7
Total cost of revenue	57	53	64	58
Gross profit	43	47	36	42
Operating expenses:
Product development(1)	5	6	5	6
Sales and marketing(1)	28	30	30	31
General and administrative(1)	13	12	12	12
Total operating expenses	46	48	47	49
Loss from operations	(2)	(1)	(11)	(7)
Other income (expense), net	—	—	—	—
Loss before provision for income taxes	(2)	(1)	(11)	(7)
Provision for income taxes	—	—	—	—
Net Loss	(2)%	(1)%	(11)%	(7)%

(1) Includes stock-based compensation as follows:
Cost of revenue - Other	0.3%	0.4%	0.3%	0.5%
Product development	1.5	1.8	1.5	1.9
Sales and marketing	3.4	4.4	3.5	4.4
General and administrative	1.9	2.6	1.3	2.5

Note: Amounts may not recalculate due to rounding

Revenue

	Three months ended September 30,			Nine months ended September 30,
	2013	2014	$ Change	2013	2014	$ Change
	(in thousands)			(in thousands)
Advertising	$134,963	$194,293	$59,330	$359,232	$512,251	$153,019
Subscription and other	34,340	45,300	10,960	78,299	140,551	62,252
Total revenue	$169,303	$239,593	$70,290	$437,531	$652,802	$215,271

Advertising revenue

We generate advertising revenue primarily from audio, display and video advertising, which is typically sold on a cost-per-thousand impressions, or CPM, basis. Advertising campaigns typically range from one to twelve months, and advertisers generally pay us based on the number of delivered impressions or the satisfaction of other criteria, such as click-throughs. We also have arrangements with advertising agencies under which these agencies sell advertising inventory on our service directly to advertisers. We report revenue under these arrangements net of amounts due to agencies. For the three months ended September 30, 2013 and 2014 and the nine months ended September 30, 2013 and 2014, advertising revenue accounted for 80%, 81%, 82% and 78%, of our total revenue, respectively. We expect that advertising will comprise a substantial majority of revenue for the foreseeable future.

For the three months ended September 30, 2014 compared to 2013, advertising revenue increased $59.3 million or 44%, primarily due to an approximate 20% increase in the average price per ad sold, due in part to our shift to local ad sales and our focus on monetizing mobile inventory, and an approximate 20% increase in the number of ads sold, primarily due to an increase in advertising listener hours.

For the nine months ended September 30, 2014 compared to 2013, advertising revenue increased $153.0 million or 43%, primarily due to an approximate 30% increase in the average price per ad sold, due in part to our shift to local ad sales and our focus on monetizing mobile inventory, and an approximate 10% increase in the number of ads sold, primarily due to an increase in advertising listener hours.

Subscription and other revenue

Subscription and other revenue is generated primarily through the sale of Pandora One, a premium version of the Pandora service, which currently includes advertisement-free access and higher audio quality on the devices that support it. Subscription revenue is recognized on a straight-line basis over the duration of the subscription period. For the three months ended September 30, 2013 and 2014 and the nine months ended September 30, 2013 and 2014, subscription and other revenue accounted for 20%, 19%, 18% and 22% of our total revenue, respectively.

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

For the three months ended September 30, 2014 compared to 2013, subscription revenue increased $11.0 million or 32%, primarily due to an approximate 15% increase in the average price per subscription as a result of the change in the Pandora One pricing structure and due to an approximate 10% increase in the number of subscribers.

For the nine months ended September 30, 2014 compared to 2013, subscription revenue increased $62.3 million or 80%, primarily due to an approximate 30% increase in the average price per subscription as a result of the change in the Pandora One pricing structure and due to an approximate 10% increase in the number of subscribers. The increase in subscription revenue for the nine months ended September 30, 2014 was also due to a $14.2 million increase in subscription revenue in connection with the one-time recognition of the accumulation of deferred revenue related to in-app subscriptions. Refer to “Deferred Revenue” below for further details regarding these in-app subscriptions.

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

We were required to defer revenue for certain in-app mobile subscriptions that contained refund rights until the refund rights lapsed or until we developed sufficient operating history to estimate a return reserve. As of December 31, 2013, we had deferred all revenue related to these in-app mobile subscriptions subject to refund rights totaling approximately $14.2 million, as we did not have sufficient transaction history to estimate a return reserve. Beginning in January 2014, we had sufficient transaction history that enabled us to estimate future returns. Accordingly, in January 2014, we began recording revenue related to these in-app mobile subscriptions net of estimated returns. This resulted in a one-time increase in subscription revenue in the three months ended March 31, 2014 of approximately $14.2 million, as the previously deferred revenue was recognized. As of September 30, 2014, the deferred revenue related to the return reserve was not significant.

Deferred revenue in our condensed consolidated balance sheet as of September 30, 2014 decreased as compared to December 31, 2013 in connection with the one-time recognition of the accumulation of deferred revenue related to in-app subscriptions in the three months ended March 31, 2014. In addition, deferred revenue also decreased due to the elimination of the annual pricing option, as we collected less cash upfront under the one-month subscription period as opposed to the twelve-month subscription period under the annual subscription option.

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

Cost of revenue - content acquisition costs

	Three months ended September 30,			Nine months ended September 30,
	2013	2014	$ Change	2013	2014	$ Change
	(in thousands)			(in thousands)
Cost of revenue - content acquisition costs	$83,535	$111,315	$27,780	$249,186	$331,051	$81,865

Content acquisition costs as a percentage of advertising revenue by platform

	Three months ended September 30,		Nine months ended September 30,
	2013	2014	2013	2014
Traditional computer	34%	33%	36%	35%
Mobile and other connected devices	53%	50%	64%	56%

Cost of revenue—content acquisition costs principally consist of royalties paid for streaming music or other content to our listeners. Royalties are currently calculated using negotiated rates documented in agreements. The majority of our royalties are payable based on a fee per public performance of a sound recording, while in other cases our royalties are payable based on a percentage of our revenue or a formula that involves a combination of per performance and revenue metrics. For royalty arrangements under negotiation, we accrue for estimated royalties based on the available facts and circumstances and adjust these estimates as more information becomes available. The results of any finalized negotiation may be materially different from our estimates.

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

For the three months ended September 30, 2014 compared to 2013, content acquisition costs increased $27.8 million or 33%, primarily due to an approximate 25% increase in listener hours and scheduled royalty rate increases of 8%. Content acquisition costs as a percentage of total revenue decreased from 49% to 46%, primarily due to an increase in advertising revenue. Estimated content acquisition costs as a percentage of the advertising revenue attributable to our traditional computer platform decreased from 34% to 33%, primarily due to an increase in advertising revenue on the traditional computer platform as a result of an increase in the average price per ad sold, offset by scheduled rate increases. Estimated content acquisition costs as a percentage of the advertising revenue attributable to our mobile and other connected devices platform decreased from 53% to 50%, primarily due an increase in advertising revenue on the mobile and other connected devices platform as a result of an increase in the average price per ad sold and an increase in the number of ads sold, offset by scheduled rate increases.

For the nine months ended September 30, 2014 compared to 2013, content acquisition costs increased $81.9 million or 33%, primarily due to an approximate 20% increase in listener hours and scheduled royalty rate increases of 8%. Content acquisition costs as a percentage of total revenue decreased from 57% to 51%, primarily due to an increase in advertising revenue and a $14.2 million increase in subscription revenue in connection with the one-time recognition of the accumulation of deferred revenue related to in-app subscriptions. Refer to “Deferred Revenue” above for further details regarding these in-app subscriptions. Estimated content acquisition costs as a percentage of the advertising revenue attributable to our traditional computer platform decreased from 36% to 35%, primarily due to an increase in advertising revenue on the traditional computer platform as a result of an increase in the average price per ad sold, offset by scheduled rate increases. Estimated content acquisition costs as a percentage of the advertising revenue attributable to our mobile and other connected devices platform decreased from 64% to 56%, primarily due to an increase in advertising revenue on the mobile and other connected devices platform as a result of an increase in the average price per ad sold and an increase in the number of ads sold. The decrease in estimated content acquisition costs as a percentage of the advertising revenue attributable to our mobile and other connected devices platform was also due to the effect of measures we have adopted to manage the growth of mobile content acquisition costs while minimizing adverse effects on the listener experience, such as adjusting the number of times users can skip songs during a given listening session, as well as optimizing time-based thresholds whereby music will stop playing after a certain length of user inactivity with the service, partially offset by scheduled rate increases.

Cost of revenue—other

	Three months ended September 30,			Nine months ended September 30,
	2013	2014	$ Change	2013	2014	$ Change
	(in thousands)			(in thousands)
Cost of revenue — other	$12,126	$15,453	$3,327	$32,749	$44,421	$11,672

Cost of revenue—other consists primarily of hosting and infrastructure costs and other costs of ad sales. Hosting and infrastructure costs consist of content streaming, maintaining our internet radio service, creating and serving advertisements through third-party ad servers and the employee-related costs associated with supporting those functions. Other costs of ad sales include support costs related to music events that are sold as part of advertising arrangements. We make payments to third-party ad servers for the period the advertising impressions or click-through actions are delivered or occur, and accordingly, we record this as a cost of revenue in the related period.

For the three months ended September 30, 2014 compared to 2013, cost of revenue increased $3.3 million or 27%, primarily due to a $1.6 million increase in hosting and infrastructure costs driven by an increase in listener hours and a $1.5 million increase in employee-related costs driven by an approximate 40% increase in headcount.

For the nine months ended September 30, 2014 compared to 2013, cost of revenue increased $11.7 million or 36%, primarily due to a $4.3 million increase in employee-related costs and a $1.6 million increase in facilities and equipment expenses, both of which were driven by an approximate 40% increase in headcount, a $3.7 million increase in hosting and infrastructure costs driven by an increase in listener hours and a $2.1 million increase in other costs of ad sales related to events sold as part of advertising arrangements.

Gross profit

	Three months ended September 30,			Nine months ended September 30,
	2013	2014	$ Change	2013	2014	$ Change
	(in thousands)			(in thousands)
Total revenue	$169,303	$239,593	$70,290	$437,531	$652,802	$215,271
Total cost of revenue	95,661	126,768	31,107	281,935	375,472	93,537
Gross profit	$73,642	$112,825	$39,183	$155,596	$277,330	$121,734
Gross margin	43%	47%		36%	42%

For the three months ended September 30, 2014 compared to 2013, gross profit increased by $39.2 million or 53%, primarily due to an increase in advertising revenue as a result of an increase in the average price per ad sold and an increase in the number of ads sold. Gross margin increased from 43% to 47% as the growth in revenue outpaced the growth in content acquisition costs primarily due to an increase in advertising revenue and the effect of measures we have adopted to manage the growth of mobile content acquisition costs while minimizing adverse effects on the listener experience, such as adjusting the number of times users can skip songs during a given listening session, as well as optimizing time-based thresholds whereby music will stop playing after a certain length of user inactivity with the service.

For the nine months ended September 30, 2014 compared to 2013, gross profit increased by $121.7 million or 78%, primarily due to an increase in advertising revenue as a result of an increase in the average price per ad sold and an increase in the number of ads sold. Gross margin increased from 36% to 42% as the growth in revenue outpaced the growth in content acquisition costs primarily due to an increase in advertising revenue and the effect of measures we have adopted to manage the growth of mobile content acquisition costs while minimizing adverse effects on the listener experience, such as adjusting the number of times users can skip songs during a given listening session, as well as optimizing time-based thresholds whereby music will stop playing after a certain length of user inactivity with the service. The increase in gross margin was also due to an increase in subscription and other revenue driven by a $14.2 million increase in connection with the one-time recognition of the accumulation of deferred revenue related to in-app subscriptions. Refer to “Deferred Revenue” above for further details regarding these in-app subscriptions.

Product development

	Three months ended September 30,			Nine months ended September 30,
	2013	2014	$ Change	2013	2014	$ Change
	(in thousands)			(in thousands)
Product development	$9,099	$13,381	$4,282	$23,661	$38,288	$14,627

Product development consists primarily of employee-related costs, including salaries and benefits related to employees in software engineering, music analysis and product management departments, facilities-related expenses, information technology and costs associated with supporting consumer connected-device manufacturers in implementing our service in their products. We incur product development expenses primarily for improvements to our website and the Pandora app, development of new advertising products and development and enhancement of our personalized station generating system. We have generally expensed product development as incurred. Certain website development and internal use software development costs are capitalized when specific criteria are met. In such cases, the capitalized amounts are amortized over the useful life of the related application once the application is placed in service. We intend to continue making significant investments in developing new products and enhancing the functionality of our existing products.

For the three months ended September 30, 2014 compared to 2013, product development expenses increased $4.3 million or 47%, primarily due to a $4.0 million increase in employee-related costs driven by an approximate 40% increase in headcount.

For the nine months ended September 30, 2014 compared to 2013, product development expenses increased $14.6 million or 62%, primarily due to a $13.4 million increase in employee-related costs and a $1.1 million increase in facilities and equipment expenses, both of which were driven by an approximate 40% increase in headcount.

Sales and marketing

	Three months ended September 30,			Nine months ended September 30,
	2013	2014	$ Change	2013	2014	$ Change
	(in thousands)			(in thousands)
Sales and marketing	$47,049	$72,320	$25,271	$129,465	$200,416	$70,951

Sales and marketing consists primarily of employee-related costs, including salaries, commissions and benefits related to employees in sales, sales support and marketing departments. In addition, sales and marketing expenses include transaction processing commissions on subscription purchases on mobile platforms, external sales and marketing expenses such as third-party marketing, branding, advertising and public relations expenses, facilities-related expenses, infrastructure costs and credit card fees. We expect sales and marketing expenses to increase as we hire additional personnel to build out our sales and sales support teams, particularly as we continue to build out our local market sales team.

For the three months ended September 30, 2014 compared to 2013, sales and marketing expenses increased $25.3 million or 54%, primarily due to a $16.9 million increase in employee-related costs driven by an approximate 30% increase in headcount, a $4.2 million increase in marketing expenses, a $1.9 million increase in transaction processing commissions on subscription purchases on mobile platforms and a $1.0 million increase in music events.

For the nine months ended September 30, 2014 compared to 2013, sales and marketing expenses increased $71.0 million or 55%, primarily due to a $49.0 million increase in employee-related costs and a $3.5 million increase in facilities and equipment expenses, both of which were driven by an approximate 30% increase in headcount, a $8.1 million increase in transaction processing commissions on subscription purchases on mobile platforms, a $7.1 million increase in marketing expenses and a $1.9 million increase in music events.

General and administrative

	Three months ended September 30,			Nine months ended September 30,
	2013	2014	$ Change	2013	2014	$ Change
	(in thousands)			(in thousands)
General and administrative	$21,397	$29,143	$7,746	$51,683	$81,369	$29,686

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

For the three months ended September 30, 2014 compared to 2013, general and administrative expenses increased $7.7 million or 36%, primarily due to a $6.0 million increase in employee-related costs driven by an approximate 40% increase in headcount.

For the nine months ended September 30, 2014 compared to 2013 general and administrative expenses increased $29.7 million or 57%, primarily due to a $19.0 million increase in employee-related costs and a $2.8 million increase in facilities and equipment expenses, both of which were driven by an approximate 40% increase in headcount, and a $5.4 million increase in professional services costs primarily due to royalty-related legal matters.

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

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements and as of September 30, 2014 we had no such arrangements. There has been no material change in our contractual obligations other than in the ordinary course of business since the eleven months ended December 31, 2013.

Quarterly Trends

Our operating results fluctuate from quarter to quarter as a result of a variety of factors. We expect our operating results to continue to fluctuate in future quarters.

Our results reflect the effects of seasonal trends in listener behavior. During the last three months of each calendar year, we experience higher advertising revenue as a result of greater advertiser demand during the holiday season. We also experience lower advertising revenue in the first three months of the calendar year due to reduced advertiser demand. In addition, we expect to experience increased usage during the last three months of each calendar year during the holiday season, and in the first three months of each calendar year due to increased use of media-streaming devices received as gifts during the holiday season. We believe these seasonal trends have affected, and will continue to affect our operating results, particularly as increases in content acquisition costs from increased usage are not offset by increases in advertising revenue in the first calendar quarter. We believe that our business may become more seasonal in the future and that such seasonal variations in listener behavior may result in fluctuations in our financial results.

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

Liquidity and Capital Resources

As of September 30, 2014, we had cash, cash equivalents and investments totaling $437.3 million, which consisted of cash and money market funds held at major financial institutions, commercial paper and investment-grade corporate debt securities.

Our principal uses of cash during the nine months ended September 30, 2014 were funding our operations, as described below, and capital expenditures.

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

Historical Trends

The following table summarizes our cash flow data for the nine months ended September 30, 2013 and 2014.

	Nine months ended September 30,
	2013	2014
	(in thousands) (unaudited)
Net cash used in operating activities	$(11,713)	$(4,315)
Net cash used in investing activities	(4,135)	(109,954)
Net cash provided by financing activities	393,019	17,570

Operating activities

In the nine months ended September 30, 2014, net cash used in operating activities was $4.3 million and primarily consisted of our net loss of $42.7 million, which was more than offset by non-cash charges of $73.6 million, primarily related to $60.1 million in stock-based compensation charges. Net cash used in operating activities also included a $24.4 million decrease in deferred revenue from December 31, 2013, primarily due to the one-time recognition of the accumulation of deferred revenue related to in-app subscriptions of $14.2 million and due to a decrease in deferred revenue as a result of the elimination of the annual subscription option, as we collected less cash upfront under the one-month subscription period as opposed to the twelve-month subscription period under the annual subscription option. Cash used in operating activities decreased $7.4 million from the nine months ended September 30, 2013 primarily due to a $7.0 million decrease in our net loss.

Investing activities

In the nine months ended September 30, 2014, net cash used in investing activities was $110.0 million, primarily due to $273.4 million of purchases of investments and $23.2 million of capital expenditures for leasehold improvements and server equipment, partially offset by $186.7 million in maturities of investments.

Financing activities

In the nine months ended September 30, 2014, net cash provided by financing activities was $17.6 million, primarily consisting of $15.2 million in proceeds from the exercise of stock options.

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

Deferred Revenue

We were required to defer revenue for certain in-app mobile subscriptions that contained refund rights until the refund rights lapsed or until we developed sufficient operating history to estimate a return reserve. As of December 31, 2013, we had deferred all revenue related to these in-app mobile subscriptions subject to refund rights totaling approximately $14.2 million, as we did not have sufficient history to estimate a return reserve. Beginning in January 2014, we had sufficient historic transactional information which enabled us to estimate future returns. Accordingly, in January 2014, we began recording revenue related to these in-app mobile subscriptions net of estimated returns. This change resulted in a one-time increase in subscription revenue in the three months ended March 31, 2014 of approximately $14.2 million, as the previously deferred revenue was recognized. As of September 30, 2014, the deferred revenue related to the return reserve was not significant.

Stock-Based Compensation

Stock-based compensation expenses are classified in the statement of operations based on the department to which the related employee reports. Our stock-based awards are comprised principally of restricted stock units ("RSUs") and stock options. We measure stock-based compensation expense for employees at the grant date fair value of the award, and recognize expense on a straight-line basis over the requisite service period, which is generally the vesting period, net of estimated forfeitures. We estimate the grant date fair value of RSUs at our stock price. We generally estimate the grant date fair value of stock options using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model is affected by our stock price on the date of grant, the expected stock price volatility over the expected term of the award, which is based on projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award and expected dividends. Stock-based compensation expense is recorded net of estimated forfeitures in the statement of operations for only those stock-based awards that we expect to vest. We estimate the forfeiture rate based on historical forfeitures of equity awards and adjust the rate to reflect changes in facts and circumstances, if any. We will revise our estimated forfeiture rate if actual forfeitures differ from our initial estimates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.

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

Selling ads, locally and nationally, requires that we demonstrate to advertisers that our service has substantial reach and usage. Third-party measurements may not reflect our true listening audience and their underlying methodologies are subject to change at any time. In addition, the methodologies we apply to measure the key metrics that we use to monitor and manage our business may differ from the methodologies used by third-party measurement service providers. For example, we calculate listener hours based on the total bytes served for each track that is requested and served from our servers, as measured by our internal analytics systems, whether or not a listener listens to the entire track. By contrast, certain third-party measurement service providers may calculate and report the number of listener hours using a client-based approach, which measures time elapsed during listening sessions. Measurement technologies for mobile and consumer electronic devices may be even less reliable in quantifying the reach, usage and location of our service, and it is not clear whether such technologies will integrate with our systems or uniformly and comprehensively reflect the reach, usage and location of our service. While we have been working with third-party measurement service providers and certain of their measurements have now earned Media Ratings Council accreditation, some providers have not yet developed uniform measurement systems that comprehensively measure the reach, usage and location of our service. In order to demonstrate to potential advertisers the benefits of our service, we supplement third-party measurement data with our internal research, which may be perceived as less valuable than third-party numbers. If third-party measurement providers report lower metrics than we do, or if there is wide variance among reported metrics, our ability to convince advertisers of the benefits of our service could be adversely affected.

The lack of accurate cross-platform measurements for internet radio and broadcast radio may adversely affect our ability to grow advertising revenue.

We have invested substantial resources to create accurate cross-platform measurements for internet radio and broadcast radio in the major automated media-buying platforms, creating a one-stop shop that enables media buyers to compare internet radio audience reach with terrestrial radio audience reach using traditional broadcast radio metrics. To achieve this result, we currently rely on third parties such as Triton to quantify the reach and usage of our service and on media buying agencies to provide Internet radio metrics side-by-side with terrestrial radio metrics in media-buying platforms.

We have also partnered with media buying agencies that show internet radio measurements alongside terrestrial metrics in the media buying systems that media buyers use to purchase advertising. Media buying agencies receive measurement metrics from third parties, such as Triton for internet radio and Nielsen for more traditional media like terrestrial radio and television. Media buying agencies may choose not to show, or may be prohibited by third-party measurement services that measure terrestrial radio and other traditional media from showing, internet radio metrics alongside traditional terrestrial metrics. Our ability to realize our long-term potential will be significantly affected by our success in these advertising initiatives, and there is no assurance we will achieve substantial penetration of these advertising markets.

We operate under and pay royalties pursuant to statutory and third-party licenses for the reproduction and public performance of sound recordings that could change or cease to exist, which would adversely affect our business.

We currently operate under statutory and third-party licenses that may change or cease to exist. We must pay performance rights royalties for the digital audio transmission of sound recordings. Subject to our ongoing compliance with numerous statutory conditions and regulatory requirements for a non-interactive service, we are permitted to operate our radio service under federal statutory licenses that allow the streaming in the U.S. of any sound recording lawfully released to the public. Pandora offers a small number of ancillary services (e.g., “Pandora Premieres”) that allows users to more directly engage with a limited amount of content for which we secure rights directly from copyright owners. We are also permitted to make reproductions of sound recordings on computer servers pursuant to these statutory licenses designed to facilitate the making of transmissions. For the eleven months ended December 31, 2013 we incurred SoundExchange related content acquisition costs representing 48% of our total revenue for that period.

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

As described in "Business-Content, Copyrights and Royalties-Sound Recordings" in our Transition Report on Form 10-K, we currently elect to avail ourselves of the Pureplay Settlement, which provides the rates and terms of statutory licenses for the reproduction and public performance of sound recordings for commercial webcasters through 2015, and we intend to continue to avail ourselves of this settlement through 2015. We presently do not know what rates will be available to us commencing January 1, 2016. There can be no assurance that we will be able to reach a new agreement with SoundExchange for rates for commercially reasonable rates. The CRB, which has rate-making authority over us upon expiration of the Pureplay Settlement, has consistently established royalty rates, including those established for the years 2011 through 2015 that would, if paid by us, consume a significantly greater portion of our revenue and negatively impact our ability to achieve and sustain profitability. There can be no assurance that the per performance rates established by the CRB for periods following 2015 will not exceed the rates currently paid by us under the Pureplay Settlement. If we are unable to reach a new agreement for commercially reasonable rates with SoundExchange and the CRB sets performance rates for post-2015 periods that exceed the Pureplay Settlement, our content acquisition costs may significantly increase, which could materially harm our financial condition and inhibit the implementation of our business plans.

Outside the statutory framework, we have entered into a partnership with Music and Entertainment Rights Licensing Independent Network (“Merlin”), the global rights agency for the independent label sector, pursuant to which we directly negotiated performance royalties for sound recordings with Merlin and its members. There is no guarantee that any licenses we directly negotiate would continue to be available to us in the future or that such licenses would be available at the royalty rates initially established.

We depend upon third-party licenses for the right to publicly perform musical works and a change to these licenses could materially increase our content acquisition costs.

Our content costs, in part, are comprised of the royalties we pay for the public performance of musical works embodied in the sound recordings that we stream. As described in “Business—Content, Copyrights and Royalties—Musical Works” in our Transition Report on Form 10-K to secure the rights to publicly perform musical works embodied in sound recordings over the internet, we obtain licenses from or for the benefit of copyright owners and pay royalties to copyright owners or their agents. Copyright owners of musical works are vigilant in protecting their rights and currently are seeking substantial increases in the rates applicable to the public performance of such works. There is no guarantee that the licenses available to us now will continue to be available in the future or that such licenses will be available at the royalty rates associated with the current licenses. If we are unable to secure and maintain rights to publicly perform musical works or if we cannot do so on terms that are acceptable to us, our ability to perform music content to our listeners, and consequently our ability to attract and retain both listeners and advertisers, will be adversely impacted. For the eleven months ended December 31, 2013, we incurred content acquisition costs for the public performance of musical works representing approximately 4% of our total revenue for that period.

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

In certain cases, we have also directly negotiated royalty agreements with publishers. There is no guarantee that any directly negotiated licenses with publishers available to us now will continue to be available in the future or that such licenses will be available at the royalty rates associated with such licenses.

We do not currently pay so-called “mechanical royalties” to music publishers for the reproduction and distribution of musical works embodied in server copies or transitory copies used to make streams audible to our listeners. Although not currently a matter of dispute, if music publishers were to retreat from the publicly stated position of their trade association that non-interactive streaming does not require the payment of a mechanical royalties, and a final judgment were entered by a court requiring that payment, our royalty obligations could increase significantly, which would increase our operating expenses and harm our business and financial conditions. While we would vigorously challenge such mechanical royalties as not required by law, our challenge may be unsuccessful and would in any case involve commitment of substantial time and resources. In addition, we stream spoken word comedy content, for which the underlying literary works are not currently entitled to eligibility for licensing by any performing rights organization in the United States. Rather, pursuant to industry-wide custom and practice, this content is performed absent a specific license from any such performing rights organization or individual rights owners, although royalties are paid to SoundExchange for the public performance of the sound recordings in which such literary works are embodied. There can be no assurance that this industry custom will not change or that we will not otherwise become subject to additional licensing costs for spoken word comedy content imposed by performing rights organizations or individual copyright owners in the future or be subject to damages for copyright infringement.

Assertions by third parties of violations under state law with respect to the public performance and reproduction of pre-1972 sound recordings could result in significant costs and substantially harm our business and operating results.

As described in “Business—Content, Copyrights and Royalties—Sound Recordings” in our Transition Report on Form 10-K, sound recordings made on or after February 15, 1972 fall within the scope of federal copyright protection. Subject to our ongoing compliance with numerous federal statutory conditions and regulatory requirements for a noninteractive service, we are permitted to operate our radio service under a statutory license that allows the streaming in the U.S. of any such sound recording lawfully released to the public and permits us to make reproductions of such sound recordings on computer servers pursuant to a separate statutory license designed to facilitate the making of such transmissions.

By contrast, protection of sound recordings created prior to February 15, 1972 (“pre-1972 sound recordings”) remains governed by a patchwork of state statutory and common laws. Copyright owners of pre-1972 sound recordings have commenced litigation against us, alleging violations of New York and California state statutory and common laws with respect to the unauthorized reproduction and public performance of pre-1972 sound recordings, seeking, among other things, restitution, disgorgement of profits, and punitive damages as well as injunctive relief prohibiting further violation of those copyright owners’ alleged exclusive rights. Litigation has been brought previously against Sirius XM Radio Inc. (“Sirius”) for similar claims, and a federal district court and a state court in California recently ruled against Sirius for violating exclusive public performance rights in California. That same plaintiff has initiated litigation against us, alleging similar violations of exclusive rights under California law. If we are found liable for the violation of the exclusive rights of any pre-1972 sound recording copyright owners, then we could be subject to liability, the amount of which could be significant. If we are required to obtain licenses from individual sound recording copyright owners for the reproduction and public performance of pre-1972 sound recordings, then the time, effort and cost of securing such licenses directly from all owners of sound recording used on our service could be significant and could harm our business and operating results. If we are required to obtain licenses for pre-1972 sound recordings to avoid liability and are unable to secure such licenses, then we may have to remove pre-1972 sound recordings from our service, which could harm our ability to attract and retain users.

Our royalty payments are subject to audits and our royalty calculation methods involve significant estimates.

The royalties that we pay to SoundExchange for the streaming of sound recordings are calculated using a per performance rate. While we believe that the mechanisms we use to track performances are sufficient to ensure that we are accurately reporting and paying royalties, our ability to do so depends in part on our ability to maintain these mechanisms as new devices are introduced and technologies evolve. Any understatement or overstatement of performances could result in our paying lower or higher royalties to SoundExchange than we actually owed, which could in turn affect our financial condition and results of operations. SoundExchange informed us in December 2013 that it intends to audit our payments for the years 2010, 2011, and 2012. In addition, performing rights organizations and musical work copyright owners with whom we have entered into direct licenses have or may have the right to audit our royalty payments, and any such audit could result in disputes over whether we have paid the proper royalties. If such a dispute were to occur, we could be required to pay additional royalties and audit fees. The amounts involved could be material.

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

Existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations, and various federal and state legislative and regulatory bodies, as well as foreign legislative and regulatory bodies, may expand current or enact new laws regarding privacy and data security-related matters. We may find it necessary or desirable to join self-regulatory bodies or other privacy-related organizations that require compliance with their rules pertaining to privacy and data security. We also may be bound by contractual obligations that limit our ability to collect, use, disclose and leverage listener data and to derive economic value from it. New laws, amendments to or re-interpretations of existing laws, rules of self-regulatory bodies, industry standards and contractual obligations, as well as changes in our listeners' expectations and demands regarding privacy and data security, may limit our ability to collect, use and disclose, and to leverage and derive economic value from listener data. We may also be required to expend significant resources to adapt to these changes and to develop new ways to deliver relevant advertising or otherwise provide value to our advertisers. In particular, government regulators have proposed "do not track" mechanisms, and requirements that users affirmatively "opt-in" to certain types of data collection that, if enacted into law or adopted by self-regulatory bodies or as part of industry standards, could significantly hinder our ability to collect and use data relating to listeners. Restrictions on our ability to collect, access and harness listener data, or to use or disclose listener data or any profiles that we develop using such data, would in turn limit our ability to stream personalized music content to our listeners and offer targeted advertising opportunities to our advertising customers, each of which are critical to the success of our business. Such restrictions would also hinder our ability to provide labels and artists with analytics, which is an important tool through which we believe we can foster closer relationships with labels and artists.

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

We accept payments exclusively through credit and debit card transactions. For credit and debit card payments, we pay interchange and other fees, which may increase over time. An increase in those fees would require us to either increase the prices we charge for our products, which could cause us to lose subscribers and subscription revenue, or absorb an increase in our operating expenses, either of which could harm our operating results.

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

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By	Filed Herewith
10.12I	Ninth Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated August 15, 2013						X
10.12J	Tenth Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated October 1, 2014						X
31.01	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act						X
31.02	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act						X
32.01	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act						X
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Condensed Statements of Operations for the Three and Nine months ended September 30, 2014 and 2013, (iii) Condensed Statements of Comprehensive Loss for the Three and Nine months Ended September 30, 2014 and 2013, (iv) Condensed Statements of Cash Flows for the Nine months ended September 30, 2014 and 2013 and (v) Notes to Condensed Financial Statements
X

†   Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Pandora Media, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANDORA MEDIA, INC.

Date: October 28, 2014	By:	/s/ Michael S. Herring
Michael S. Herring
Executive Vice President and Chief
Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)