Form 10-K
period 2014-12-31
Pandora Media, Inc.
filed 2015-02-11
CIK 1230276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2014 (the last business day of the registrant's most recently completed second quarter), based on the closing price of such stock on The New York Stock Exchange on such date was approximately $4,656 million. This calculation excludes the shares of common stock held by executive officers, directors and stockholders whose ownership exceeds 5% outstanding at June 30, 2014. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

          On February 6, 2015 the registrant had 209,120,360 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement for the registrant’s 2015 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2014, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

Pandora Media, Inc.
 Form 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains "forward-looking statements" that involve substantial risks and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as "anticipate," "believe," "estimate," "expect," "intend," "may," "might," "plan," "project," "will," "would," "should," "could," "can," "predict," "potential," "continue," "objective," or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect, in our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Risk Factors" included in this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. We qualify all of our forward-looking statements by these cautionary statements. In addition, the industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors including those described in the section entitled "Risk Factors." These and other factors could cause our results to differ materially from those expressed in this Annual Report on Form 10-K.

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

EXPLANATORY NOTE REGARDING THE ANNUAL REPORT

We changed our fiscal year from the twelve months ending January 31 to the calendar twelve months ending December 31, effective beginning with the year ended December 31, 2013. As a result of this change, our prior fiscal year was an eleven-month transition period ended on December 31, 2013.

When financial results for the 2014 annual period are compared to financial results for the prior year period, the results compare the twelve-month period ended December 31, 2014 and the eleven-month period ended December 31, 2013. When financial results for the eleven-month period ended December 31, 2013 are compared to financial results for the prior year period, the results compare the eleven-month period ended December 31, 2013 and the eleven-month period ended December 31, 2012. The results for the eleven month period ended December 31, 2012 are unaudited. The following tables show the months included within the various comparison periods:

Calendar 2014 (12-month) Results Compared With Calendar 2013 (11-month)
Calendar 2013 (11-month)	Calendar 2014 (12-month)
February 2013 - December 2013	January 2014 - December 2014

Calendar 2013 (11-month) Results Compared With Calendar 2012 (11-month recast, unaudited)
Calendar 2012 (11-month recast, unaudited)	Calendar 2013 (11-month)
February 2012 - December 2012	February 2013 - December 2013

PART I

ITEM 1. BUSINESS

Overview

Pandora is the leader in internet radio in the United States, offering a personalized experience for each of our listeners wherever and whenever they want to listen to radio on a wide range of smartphones, tablets, computers and car audio systems, as well as a range of other internet-connected devices. Our vision is to be the effortless source of personalized music entertainment and discovery for billions. The majority of our listener hours occur on mobile devices, with the majority of our revenue generated from advertising on these devices. We have pioneered a new form of radio—one that uses intrinsic qualities of music to initially create stations and then adapts playlists in real-time based on the individual feedback of each listener. We offer local and national advertisers an opportunity to deliver targeted messages to our listeners using a combination of audio, display and video advertisements.

As of December 31, 2014, we had more than 250 million registered users, which we define as the total number of accounts that have been created for our service at period end. As of December 31, 2014, more than 225 million registered users had accessed Pandora through smartphones and tablets. For the twelve months ended December 31, 2014, we streamed 20.03 billion hours of internet radio, and as of December 31, 2014, we had 81.5 million active users during the prior 30 day period. Since we launched our free, advertising-supported radio service in 2005 our listeners have created over 7 billion stations.

Our Service

Unlike traditional radio stations that broadcast the same content at the same time to all of their listeners, we enable each of our listeners to create up to 100 personalized stations. The Music Genome Project and our playlist generating algorithms power our ability to predict listener music preferences, play music content suited to the tastes of each individual listener and introduce listeners to music we think they will love. When a listener enters a single song, artist, comedian or genre to start a station—a process we call seeding—the Pandora service instantly generates a station that plays music we think that listener will enjoy. Based on listener reactions to the songs we pick, we further tailor the station to match the listener's preferences. Listeners also have the ability to add variety to and rename stations, which further allows for the personalization of our service.

We currently provide the Pandora service through two models:

•
Free Service. Our free service is advertising-based and allows listeners access to our music and comedy catalogs and personalized playlist generating system for free across all of our delivery platforms.

•
Pandora One. Pandora One is a paid subscription service without any advertising. Pandora One also enables listeners to have more daily skips, enjoy higher quality audio on supported devices and enjoy longer timeout-free listening.

Beyond song delivery, listeners can discover more about the music they hear by reading the history of their favorite artists, viewing artist photos and buying albums and songs from Amazon or iTunes. Our service also incorporates community social networking features. Our music feed feature enables a real-time, centralized stream for listeners to view the music that their social connections are experiencing and to provide and receive recommendations for songs, albums and artists. Listeners can also share their stations across other social media outlets and through email by using our share feature or by distributing our individualized station URLs.

Our Technologies

At the core of our service is our set of proprietary personalization technologies, including the Music Genome Project and our playlist generating algorithms. When a listener enters a single song, artist or genre to start a station, the Pandora service instantly generates a station that plays music we think that listener will enjoy. Based on listener reactions to the songs we stream, we further tailor the station to match the listener's preferences in real-time.

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

Comedy Genome Project

Our Comedy Genome Project leverages similar technology to that underlying the Music Genome Project, allowing a listener to choose a favorite comedian or a genre as a seed to start a station and then give feedback to personalize that station. Our comedy collection includes content from more than 2,000 comedians with more than 30,000 tracks.

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

Tv.pandora.com. We have developed a standards-based HTML5 website called tv.pandora.com that allows users to stream music content on next generation TV, game consoles and set top box architectures that support open web standards. Tv.pandora.com features streamlined navigation with controls and displays designed specifically for larger screens.

Distribution and Partnerships

A key element of our strategy is to make the Pandora service available everywhere that there is internet connectivity. To this end, we make the Pandora service available through a variety of distribution channels. In addition to streaming our service to computers, we have developed Pandora mobile device applications or “apps” for smartphones such as iPhone, phones running the Android operating system, the Windows Phone and for tablets including the iPad and tablets running the Android operating system. We distribute those mobile apps free to listeners via app stores.

Pandora is now integrated with more than 1,000 connected devices, including automobiles, automotive aftermarket devices and consumer electronic devices. Currently, most automobile integrations rely on smartphones for internet connectivity, which has enabled Pandora to be available in the ten best-selling passenger vehicles in the United States. Some automobiles are now using built-in modems to deliver internet connectivity that powers the Pandora experience, which we call a native integration. These native automotive integrations allow drivers to control the service via in-dash entertainment systems. As of

December 31, 2014, more than 9 million unique users have activated Pandora through a native automotive integration in 26 major automobile brands and 8 automotive aftermarket manufacturers. We view the integration of the Pandora service into automobiles as key area of potential growth for the service, as a large portion of terrestrial radio listening occurs in automobiles.

Advertising Revenue

We derive the substantial majority of our revenue from the sale of audio, display and video advertising for delivery across our computer, mobile and other connected device platforms. We generate the majority of our revenue from mobile and other connected devices, which presents an opportunity for us to reach our audience anytime, anywhere that they enjoy music and therefore offer additional distribution channels to current and potential advertisers for delivery of their advertising messages.

Our advertising strategy focuses on developing our core suite of audio, display and video advertising products and marketing these products to advertisers for delivery across computer and mobile and other connected device platforms. Our advertising products allow both local and national advertisers to target and connect with listeners based on attributes including age, gender, zip code and content preferences using multi-platform ad campaigns to target their advertising messages to listeners anytime and anywhere. As listenership on our mobile platforms has grown more rapidly than on our other platforms, we have sought to improve our mobile advertising products to better enable us to market multi-platform advertising solutions. In the twelve months ended January 31, 2013, the eleven months ended December 31, 2012 and 2013 and the twelve months ended December 31, 2014, advertising revenue accounted for approximately 88%, 88%, 82% and 80% of our total revenue, respectively, and we expect that advertising will comprise a substantial majority of revenue for the foreseeable future.

Audio Advertising. Our audio advertising products allow custom audio messages to be delivered between songs during short ad interludes. Audio ads are available across all of our delivery platforms. On supported platforms, the audio ads can be accompanied by display ads to further enhance advertisers' messages.

Display Advertising. Our display advertising products offer opportunities to maximize exposure to our listeners through our desktop and mobile service graphical interfaces, which are divided between our tuner containing our player and "now playing" information, and the information space surrounding our tuner. Our display ads include industry standard banner ads of various sizes and placements depending on platform and listener interaction.

Video Advertising. Our video advertising products allow delivery of rich branded messages to further engage listeners through in-banner click-initiated videos, videos that automatically play when a listener changes stations or skips a song and opt-in videos that pause the music and cover the tuner.

Native Advertising. Our audio, display and video advertising products can be designed and modified by us and advertisers to tailor advertising campaigns to fit specific advertiser needs. Our advertisers can create custom "branded" stations from our music library that can be accessed by our listeners, as well as engage listeners by allowing them to personalize the branded stations through listener-controlled variables. In addition to branded stations, we offer advertisers our sponsored listening product, in which advertisers sponsor ad-free listening for consumers in exchange for the consumer’s active brand interaction, such as watching a video advertisement, interacting with rich media or visiting the advertiser's landing page.

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

In January 2014, we introduced in-car advertising solutions, offering advertisers the opportunity to reach in-car audiences through audio ads running on vehicle models and aftermarket automotive devices with native Pandora automotive integrations.

In addition, we have invested in building a local advertising sales force in major radio markets. As of December 31, 2014, we have 111 local sellers in 37 markets in the United States and we intend to continue investing to extend our local market presence for the foreseeable future.

Our integration into standard radio media-buying processes and measurement, our in-car advertising solutions and our local advertising sales force are key elements of our strategy to expand our penetration of the radio advertising market. Our success in executing this strategy is subject to numerous risks and uncertainties, including those described in “Risk Factors.”

Subscription and Other Revenue

Subscription and other revenue is generated primarily through the sale of Pandora One, a premium version of the Pandora service, which currently includes advertisement-free access and higher audio quality on the devices that support it. Pandora One is primarily available for purchase through major app stores and through the Pandora website. For the twelve months ended January 31, 2013, the eleven months ended December 31, 2012 and 2013 and the twelve months ended December 31, 2014, subscription and other revenue accounted for 12%, 12%, 18% and 20% of our total revenue, respectively.

Content, Copyrights and Royalties

To secure the rights to stream music content over the internet, we must obtain licenses from, and pay royalties to, copyright owners, or their agents, for the sound recordings that we perform, as well as the musical works embodied in each of those sound recordings, subject to certain exclusions. These licensing and royalty arrangements strongly influence our business operations. We stream spoken word comedy content pursuant to a federal statutory license, as described under the section captioned "Sound Recordings" below, which in some instances we have opted to augment with direct agreements with the licensors of such sound recordings. For spoken word comedy, the underlying literary works are not currently entitled to eligibility for licensing by any performing rights organization ("PRO") for the United States. Rather, pursuant to industry-wide custom and practice, this content is performed absent a specific license from any such PRO or the copyright owner of such content.

Sound Recordings

The number of sound recordings we transmit to users of the Pandora service, as generally reflected by our listener hours, drives the vast majority of our content acquisition costs. We obtain performance rights licenses and pay performance rights royalties for the benefit of the copyright owners of such sound recordings and the recording artists, both featured and non-featured, on such recordings, mainly pursuant to the Digital Performance Right in Sound Recordings Act of 1995 (the "DPRA") and the Digital Millennium Copyright Act of 1998 (the "DMCA"). Under federal statutory licenses created by the DPRA and the DMCA, we are permitted to stream any lawfully released sound recordings and to make reproductions of these recordings on our computer servers, without having to separately negotiate and obtain direct licenses with each individual sound recording copyright owner. These statutory licenses are granted to us on the condition that we operate in compliance with the rules of the statutory licenses and pay the applicable royalty rates to SoundExchange, the non-profit organization designated by the Copyright Royalty Board (the “CRB”), a tribunal established within the U.S. Library of Congress, to collect and distribute royalties under these statutory licenses.

The rates we pay pursuant to the federal statutory licenses can be established by either negotiation or through a rate proceeding conducted by the CRB. In 2009, certain webcasters reached a settlement agreement with SoundExchange establishing alternative rates and rate structures to those eventually established by the CRB for services not qualifying for the settlement rates. This settlement agreement is commonly known as the "Pureplay Settlement" that applies through the end of 2015. We have elected since 2009 to avail ourselves of the Pureplay Settlement. Proceedings to establish rates that will be applicable to our service for the 2016-2020 period, known as the Webcasting IV proceedings, were commenced in January 2014. There can be no assurances that the Webcasting IV proceedings will not result in significantly higher royalties than we currently pay. Further, federal copyright law does not recognize a public performance right for sound recordings created prior to February 15, 1972, and we face additional risks related to pre-1972 sound recording licensing. For additional details on risks related to the rate-setting process and pre-1972 sound recordings, please refer to the section entitled “Risk Factors.”

The royalties we pay to SoundExchange for the streaming of sound recordings are calculated using a per performance rate and are subject to audit. The table below sets forth the per performance rates for the calendar years 2014 to 2015 as (i) established by the CRB, which we have opted not to pay, (ii) under the Pureplay Settlement applicable to our non-subscription, ad-supported service and (iii) under the Pureplay Settlement applicable to our subscription service:

		Pureplay Rate	Pureplay Rate
Year	CRB Rate	(non-subscription)*	(subscription)
2014	$0.00230	$0.00130	$0.00230
2015	$0.00230	$0.00140	$0.00250

* The rate applicable to our non-subscription service is the greater of the per performance rates set forth in this column or 25% of all of our U.S. gross revenue, including revenue from subscriptions.

As reflected in the table above, we pay per-performance rates for streaming of sound recordings via our Pandora One subscription service that are higher than the per-performance rates for our free, non-subscription service. As a result, we may incur higher royalty expenses to SoundExchange for a listener that subscribes to Pandora One as compared to a listener that uses our free, non-subscription service, even if both listeners listen to the same number of performances.

In addition to our federal statutory licenses for sound recording rights under the DPRA and DMCA, Pandora has recently negotiated direct licenses with labels for such rights. In August 2014, we announced an agreement to partner with Music and Entertainment Rights Licensing Independent Network ("Merlin"), the global rights agency for the independent label sector. This partnership is designed to help independent labels and artists increase the audiences they reach. Participating labels, and the artists they represent, can also take advantage of the marketing capabilities of our connected platform by obtaining direct access to our metadata to help make data-driven business decisions. We do not expect this partnership to have a material effect on our consolidated financial condition or operating results.

Musical Works

Our content costs are also comprised of the royalties we pay for the public performance of musical works embodied in the sound recordings that we stream. Copyright owners of musical works, typically, songwriters and music publishers, have traditionally relied on PROs to negotiate so-called "blanket" licenses with copyright users, collect royalties under such licenses, and distribute them to copyright owners. We have obtained public performance licenses from, and pay license fees to, the three major PROs in the United States: the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”) and SESAC, Inc. (“SESAC”).

ASCAP and BMI each are governed by a consent decree with the United States Department of Justice. The rates we pay ASCAP and BMI can be established by either negotiation or through a rate court proceeding conducted by the United States District Court for the Southern District of New York. We elected to terminate our prior agreements with ASCAP as of December 31, 2010 and with BMI as of December 31, 2012 because, among other things, we believed that the royalty rates sought by ASCAP and BMI were in excess of rates paid by our largest radio competitors, broadcast radio stations and satellite radio. Notwithstanding our termination of these agreements, the musical works administered by each of ASCAP and BMI continued to be licensed to us pursuant to the provisions of their respective consent decrees. In November 2012, we filed a petition requesting that the ASCAP rate court determine reasonable license fees and terms for the ASCAP consent decree license applicable to the period January 1, 2011 through December 31, 2015. In June 2013, BMI filed a petition requesting that the BMI rate court determine reasonable license fees and terms for the BMI consent decree license applicable to the period January 1, 2013 through December 31, 2017. A trial to determine the royalty rates we will pay ASCAP concluded in February 2014 and the court issued its opinion establishing final fees in March 2014, but ASCAP has appealed the decision and such appeal is pending. The BMI rate court proceeding commenced on February 10, 2015. Pending the Court’s determination of final fees for Pandora’s BMI license, Pandora is operating under an interim license with BMI. For additional details regarding such proceedings, please see the sections entitled “Risk Factors” and “Legal Proceedings.”

We currently operate under an agreement with SESAC, which automatically renews yearly, but is subject to termination by either party in accordance with its terms at the end of each yearly term. The SESAC rate is subject to small annual increases.

In some cases, we pay royalties directly to music publishers. Music publishers own or administer copyrights in musical works and license those copyrights to third parties that use music, such as record labels, filmmakers, television and radio stations. Publishers also collect license fees from these third parties and distribute the fees to the writers or composers of the musical works. Between 2012 and 2014, certain publishers purported to partially withdraw portions of their repertoires from each of ASCAP and BMI with the intent that each performing rights organization would be unable to license the withdrawn musical works to new media licensees such as Pandora. Our position is that attempted partial withdrawals violate the ASCAP and BMI consent decrees. However, from time to time, we have entered, and will continue to enter, into agreements with some purported withdrawing publishers to enable Pandora to continue to perform those publishers’ works amidst the current legal uncertainty. For additional details regarding such purported withdrawals, please see the sections entitled “Risk Factors” and

“Legal Proceedings.”

In July 2014, we signed a multi-year agreement with BMG Rights Management US LLC (“BMG”) for a U.S. license for BMG's complete catalogs of musical works. We do not expect this agreement to have a material effect on our consolidated financial condition or operating results.

In June 2013, we entered into a local marketing agreement to program KXMZ-FM, a Rapid City, South Dakota-area terrestrial radio station. In addition, we entered into an agreement to purchase the assets of KXMZ-FM for a total purchase price of approximately $0.6 million in cash, subject to certain closing conditions. These agreements were made in part to allow us to qualify for certain settlement agreements concerning royalties for the public performance of musical works between the Radio Music Licensing Committee (“RMLC”) and ASCAP and BMI. We believe that we qualify for the RMLC royalty rates, which have provided and will continue to provide us with savings of less than 1% of revenue in cost of revenue—content acquisition costs compared with the latest contractual rates.

As of December 31, 2014, we have paid $0.4 million of the purchase price, which is included in the other long-term assets line item of our balance sheets. Completion of the KXMZ-FM acquisition is subject to various closing conditions. These include, but are not limited to, regulatory approval by the Federal Communications Commission.

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

Sales and Marketing

We organize our sales force into multiple geographically-based teams that are each focused on selling advertising across our computer, mobile and other connected device platforms. Teams are located in our Oakland, California headquarters, in regional sales offices in Chicago, New York and Santa Monica and local sales offices throughout the United States, in Sydney, Australia and in Auckland, New Zealand.

Our marketing team is charged with amplifying Pandora's brand message to grow awareness and drive listener hours. We organize the marketing team into three groups focused on communications, marketing analytics and brand marketing. While we have historically relied on the success of viral marketing to expand consumer awareness of our service, in 2014 we began to launch marketing campaigns to increase consumer awareness and expand our listener base. We anticipate that we will continue to utilize these types of marketing campaigns in the future.

Artist Relations

Pandora Artist Marketing Platform ("Pandora AMP"). In October 2014, we launched Pandora AMP, a free online service that gives artists and their managers a detailed view of their audience on our service. Pandora AMP provides data and insights to the more than 125,000 artists played on our service. Derived from tens of billions of hours of personalized listening, Pandora AMP is designed to help artists with many critical decisions such as tour routing, single selection, set lists, audience targeting and more.

Music Industry Group. In October 2014, to consolidate all of our music industry initiatives into a single product suite,

and to help drive connections with fans across all channels at Pandora, we brought the teams across the business that work most directly with the music industry together into a single group known as the Music Industry Group. Our vision is to ensure artists can promote and market their music to fans, drive engagement with experiences from live events to original content and understand all of the benefits of these interactions via our analytics tools.

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

Many of our current and potential future competitors enjoy competitive advantages, such as greater name recognition, legacy operating histories and larger marketing budgets, as well as greater financial, technical and other resources. We compete with many forms of media for the time and attention of our listeners, such as Facebook, Twitter, Netflix, Pinterest and Instagram. Our direct competitors, however, include iHeartRadio, iTunes Radio, LastFM, Google Songza and other companies in the traditional broadcast and internet radio market. We also directly compete with the non-interactive, Internet radio offerings from providers such as Spotify and Slacker.

We compete for listeners with broadcast radio providers, including terrestrial radio providers. Many broadcast radio companies own large numbers of radio stations or other media properties. Many terrestrial radio stations have begun broadcasting digital signals, which provide high quality audio transmission. In addition, unlike participants in the emerging internet radio market, terrestrial and satellite radio providers, as aggregate entities of their subsidiary providers, generally enjoy larger established audiences and legacy operating histories. Broadcast and satellite radio companies enjoy a significant cost advantage because they pay a much lower percentage of revenue for transmissions of sound recordings. Broadcast radio pays no royalties for its terrestrial use of sound recordings, and satellite radio paid only 9.5% of revenue in 2014 and only 10% of revenue in 2015 for its satellite transmissions of sound recordings. By contrast, Pandora incurred content acquisition costs representing 44% of revenue for our internet transmissions of sound recordings during the twelve months ended December 31, 2014. We also compete directly with other emerging non-interactive internet radio providers, which may offer more extensive content libraries than we offer and some of which may be accessed internationally. We could face additional competition if known incumbents in the digital media space choose to enter the internet radio market.

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

Competition for Advertisers

We compete with other content providers for a share of our advertising customers' overall marketing budgets. We compete on the basis of a number of factors, including perceived return on investment, effectiveness and relevance of our advertising products, pricing structure and ability to deliver large volumes or precise types of ads to targeted demographics. We believe that our ability to deliver targeted and relevant ads across a wide range of platforms allows us to compete favorably on the basis of these factors and justify a long-term profitable pricing structure. However, the market for online advertising solutions is intensely competitive and rapidly changing, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future. Our competitors include Facebook, Google, MSN, Yahoo!, ABC, CBS, FOX, NBC, The New York Times and the Wall Street Journal. We directly compete against iHeartRadio, Entercom, Cumulus and other companies of the traditional broadcast radio market. For additional details on risks related to competition for advertisers, please refer to the section entitled "Risk Factors."

The market for online advertising is becoming increasingly competitive as advertisers are allocating increasing amounts of their overall marketing budgets to online advertising. We compete for online advertisers with other internet companies, including major internet portals, search engine companies and social media sites. Large internet companies with greater brand recognition have significant numbers of direct sales personnel, more advanced programmatic advertising capabilities and substantial proprietary advertising inventory and web traffic that provide a significant competitive advantage and have a significant impact on pricing for internet advertising and web traffic.

Terrestrial broadcast, and to a lesser extent satellite radio, are significant sources of competition for advertising dollars. These radio providers deliver ads across platforms that are more familiar to traditional advertisers than the internet might be.

We compete for advertising dollars with other traditional media companies in television and print. These traditional outlets present us with a number of competitive challenges in attracting advertisers, including large established audiences, longer operating histories, greater brand recognition and a growing presence on the internet.

Seasonality

Our results reflect the effects of seasonal trends in listener and advertising behavior. We expect to experience both higher advertising sales due to greater advertiser demand during the holiday season and increased usage due to the popularity of holiday music during the last three months of each calendar year. In addition, we expect to experience lower advertising sales in the first three months of each calendar year due to reduced advertiser demand and increased usage due to increased use of media-streaming devices received as gifts during the holiday season. See the section entitled "Business Trends" in Item 7 of this Annual Report on Form 10-K for a more complete description of the seasonality of our financial results.

We changed our fiscal year to the calendar twelve months ended December 31 to align with the advertising industry’s business cycle, effective beginning with the period ended on December 31, 2013. The results of our fiscal quarters prior to 2014 (three months ended April 30, July 31, October 31 and January 31 of each year) reflect the same effects of the seasonal trends on advertising revenue discussed above for calendar periods, except that the impact of these advertising sales-related trends on our fiscal results was not as pronounced due to the inclusion of January instead of October in our fourth fiscal quarter.

Intellectual Property

Our success depends in part upon our ability to protect our technologies and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including trade secrets, patents, copyrights, trademarks, contractual restrictions, technological measures and other methods. We enter into confidentiality and proprietary rights agreements with our employees, consultants and business partners, and we control access to and distribution of our proprietary information.

We have 11 patents that have been issued in the United States and 11 that have been issued outside of the United States, and we continue to pursue additional patent protection, both in the United States and abroad where appropriate and cost effective. In December 2014, we purchased certain patents covering technologies used in internet radio from Allied Security Trust. In June 2013, we purchased certain patents covering technologies used in internet radio from Yahoo! Inc. for $8.0 million in cash. We intend to hold these patents purchased from Allied Security Trust and Yahoo! Inc. as part of our strategy to protect and defend Pandora in patent-related litigation.

Our registered trademarks in the United States include "Pandora" and the "Music Genome Project," in addition to a number of Pandora logos and other Pandora marks. "Pandora" is also registered in Australia, Canada, Chile, the European Union, India, Israel, Korea, Mexico, New Zealand, Switzerland, Taiwan and other countries. "Music Genome Project" is also registered in Australia, Canada, China and New Zealand. We have pending trademark applications in the United States and other countries for Pandora names and marks.

We are the registrant of the internet domain name for our website, pandora.com, as well as pandora.eu, pandora.fm, pandora.co.in, pandora.co.uk, pandora.uk, pandora.co.nz, pandora.de, pandora.tw, and pandora.rocks, among others. We own rights to proprietary processes and trade secrets, including those underlying the Pandora service.

In addition to the foregoing protections, we generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners.

Customer Concentration

For the twelve months ended January 31, 2013, the eleven months ended December 31, 2012 and 2013 and the twelve months ended December 31, 2014, we had no customers that accounted for 10% or more of total revenue.

Employees

As of December 31, 2014, we had 1,414 employees. None of our employees are covered by collective bargaining agreements, and we consider our relations with our employees to be good.

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

We changed our fiscal year to the calendar twelve months ending December 31, effective beginning with the period ended on December 31, 2013. As a result, our prior fiscal year was shortened from twelve months to an eleven-month transition period ended December 31, 2013. In this Annual Report on Form 10-K, all references to a fiscal year prior to December 31, 2013 refer to the twelve months ended January 31 of such year, and references to the first, second, third and fourth fiscal quarters ended prior to November 1, 2013 refer to the three months ended April 30, July 31, October 31 and January 31, respectively.

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

ITEM 1A. RISK FACTORS
The risks and uncertainties set forth below, as well as other factors described elsewhere in this Annual Report on Form 10-K or in other filings by us with the SEC, could adversely affect our business, financial condition, results of operations and the trading price of our common stock. Additional risks and uncertainties that are not currently known to us or that are not currently believed by us to be material may also harm our business operations and financial results. Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business

We operate under and pay royalties pursuant to statutory and third-party licenses for the reproduction and public performance of sound recordings that could change or cease to exist, which would adversely affect our business.

We currently operate under statutory and third-party licenses that may change or cease to exist. We must pay performance rights royalties for the digital audio transmission of sound recordings. Subject to our ongoing compliance with numerous statutory conditions and regulatory requirements for a non-interactive service, we are permitted to operate our radio service under federal statutory licenses that allow the streaming in the U.S. of any sound recording lawfully released to the public. Pandora offers a small number of ancillary services (e.g., “Pandora Premieres”) that allows users to more directly engage with a limited amount of content for which we secure rights directly from copyright owners. We are also permitted to make reproductions of sound recordings on computer servers pursuant to these statutory licenses designed to facilitate the making of transmissions. For the twelve months ended December 31, 2014 we incurred SoundExchange related content acquisition costs representing 44% of our total revenue for that period.

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

As described in "Business—Content, Copyrights and Royalties—Sound Recordings", we currently elect to avail ourselves of the Pureplay Settlement, which provides the rates and terms of statutory licenses for the reproduction and public performance of sound recordings for commercial webcasters through 2015, and we intend to continue to avail ourselves of this settlement through 2015. We presently do not know what rates will be available to us commencing January 1, 2016. There can be no assurance that we will be able to reach a new agreement with SoundExchange for commercially reasonable rates. The CRB, which has rate-making authority over us upon expiration of the Pureplay Settlement, has consistently established royalty rates, including those established for the years 2011 through 2015 that would, if paid by us, consume a significantly greater portion of our revenue and negatively impact our ability to achieve and sustain profitability. There can be no assurance that the per performance rates established by the CRB for periods following 2015 will not exceed the rates currently paid by us under the Pureplay Settlement. If we are unable to reach a new agreement for commercially reasonable rates with SoundExchange and the CRB sets performance rates for post-2015 periods that exceed the Pureplay Settlement, our content acquisition costs may significantly increase, which could materially harm our financial condition and inhibit the implementation of our business plans.

Outside the statutory framework, we have entered into a partnership with Merlin, the global rights agency for the independent label sector, pursuant to which we directly negotiated performance royalties for sound recordings with Merlin and its members. There is no guarantee that any licenses we directly negotiate would continue to be available to us in the future or that such licenses would be available at the royalty rates initially established.

We depend upon third-party licenses for the right to publicly perform musical works and a change to these licenses could materially increase our content acquisition costs.

Our content costs, in part, are comprised of the royalties we pay for the public performance of musical works embodied in the sound recordings that we stream. As described in “Business—Content, Copyrights and Royalties—Musical Works”, to

secure the rights to publicly perform musical works embodied in sound recordings over the internet, we obtain licenses from or for the benefit of copyright owners and pay royalties to copyright owners or their agents. Copyright owners of musical works are vigilant in protecting their rights and currently are seeking substantial increases in the rates applicable to the public performance of such works. There is no guarantee that the licenses available to us now will continue to be available in the future or that such licenses will be available at the royalty rates associated with the current licenses. If we are unable to secure and maintain rights to publicly perform musical works or if we cannot do so on terms that are acceptable to us, our ability to perform music content to our listeners, and consequently our ability to attract and retain both listeners and advertisers, will be adversely impacted. For the twelve months ended December 31, 2014, we incurred content acquisition costs for the public performance of musical works representing approximately 4% of our total revenue for that period.

We currently operate under a license with ASCAP and an interim license with BMI. ASCAP and BMI each are governed by a consent decree with the United States Department of Justice. The rates we pay ASCAP and BMI can be established by either negotiation or through a rate court proceeding conducted by the United States District Court for the Southern District of New York. We elected to terminate our prior agreements with ASCAP as of December 31, 2010 and with BMI as of December 31, 2012 because, among other things, we believed that the royalty rates sought by ASCAP and BMI were in excess of rates paid by our largest radio competitors, broadcast radio stations and satellite radio. Notwithstanding our termination of these agreements, the musical works administered by each of ASCAP and BMI continued to be licensed to us pursuant to the provisions of their respective consent decrees. In November 2012, we filed a petition requesting that the ASCAP rate court determine reasonable license fees and terms for the ASCAP consent decree license applicable to the period January 1, 2011 through December 31, 2015. In June 2013, BMI filed a petition requesting that the BMI rate court determine reasonable license fees and terms for the BMI consent decree license applicable to the period January 1, 2013 through December 31, 2017. A trial to determine the royalty rates we will pay ASCAP concluded in February 2014 and the court issued its opinion establishing final fees in March 2014, but ASCAP has appealed the decision and such appeal is pending. The BMI rate court proceeding commenced in February 2015. Pending the Court’s determination of final fees for Pandora’s BMI license, Pandora is operating under an interim license with BMI. For additional details regarding such proceedings, please see the section entitled “Legal Proceedings.” Each of these proceedings has been, and is expected to continue to be, protracted, expensive and uncertain in outcome. It is likely that trial level outcomes will be appealed and the final resolution may not be known for years. In the event that these matters are resolved adversely to us, our content acquisition costs could increase significantly, which would adversely affect our operating results. Notwithstanding the ASCAP court decision, there is no guarantee that final rates established by mutual agreement or by a rate court determination would establish royalty rates more favorable to us than those we previously paid pursuant to our terminated agreements with ASCAP and/or BMI or those that we pay pursuant to our interim arrangements with ASCAP and/or BMI.

We also currently operate under an agreement with SESAC, which automatically renews yearly, but is subject to termination by either party in accordance with its terms at the end of each yearly term. The SESAC rate is subject to small annual increases. There is no guarantee that either the license or the associated royalty rate available to us now with respect to SESAC will be available to us in the future.

In certain cases, we have also directly negotiated royalty agreements with publishers. There is no guarantee that any directly negotiated licenses with publishers available to us now will continue to be available in the future or that such licenses will be available at the royalty rates associated with such licenses.

We do not currently pay so-called “mechanical royalties” to music publishers for the reproduction and distribution of musical works embodied in server copies or transitory copies used to make streams audible to our listeners. Although not currently a matter of dispute, if music publishers were to retreat from the publicly stated position of their trade association that non-interactive streaming does not require the payment of a mechanical royalties, and a court entered final judgment requiring that payment, our royalty obligations could increase significantly, which would increase our operating expenses and harm our business and financial conditions. While we would vigorously challenge such mechanical royalties as not required by law, our challenge may be unsuccessful and would in any case involve commitment of substantial time and resources. In addition, we stream spoken word comedy content, for which the underlying literary works are not currently entitled to eligibility for licensing by any performing rights organization in the United States. Rather, pursuant to industry-wide custom and practice, this content is performed absent a specific license from any such performing rights organization or individual rights owners, although royalties are paid to SoundExchange for the public performance of the sound recordings in which such literary works are embodied. There can be no assurance that this industry custom will not change or that we will not otherwise become subject to additional licensing costs for spoken word comedy content imposed by performing rights organizations or individual copyright owners in the future or be subject to damages for copyright infringement.

Changes in third-party licenses for the right to publicly perform musical works may reduce the sound recordings that we perform on the service or materially increase our content acquisition costs.

The number of works administered by SESAC, ASCAP and BMI may fluctuate over time and may be subject to the withdrawal of certain rights by individual SESAC, ASCAP and BMI-affiliated music publishers for certain types of transmissions by certain types of services, such as Pandora, or the loss of repertory entirely in the event of a publisher’s complete withdrawal from any of SESAC, ASCAP or BMI. The decrease in the works licensed by SESAC, ASCAP and BMI may require more direct licensing by Pandora with individual music publishers and individual publishers not subject to a mandatory licensing obligations who could withhold the rights to all of the musical works which they own or administer. Between 2012 and 2014, certain publishers purported to partially withdraw portions of their repertoires from each of ASCAP and BMI with the intent that each performing rights organization would be unable to license the withdrawn musical works to new media licensees such as Pandora. Our position is that these attempted partial withdrawals were a violation of the ASCAP and BMI consent decrees, and we moved for summary judgment in both the ASCAP and BMI rate courts to clarify the issue.

The ASCAP rate court granted our summary motion in September 2013, which is subject to appeal, determining that the publishers’ attempted partial withdrawals from ASCAP would place ASCAP in violation of its consent decree and, therefore, were ineffectual. The BMI rate court agreed that the attempted partial withdrawals would place BMI in violation of its consent decree; however, it also determined that any publisher seeking to partially withdraw from BMI would be deemed to have totally withdrawn from BMI. Based on the ASCAP court decision, we believe that Pandora remains able to perform works that were the subject of such attempted partial withdrawals. Based on the BMI court decision, however, there is some doubt regarding our ability under the BMI license to perform works that have been the subject of attempted partial publisher withdrawals. From time to time, in light of the legal uncertainties, we have entered into agreements with some purported withdrawing publishers to enable Pandora to continue to perform those publishers’ works while we continue to pursue other legal remedies.

If music publishers effectuate withdrawals of all or a portion of their catalogs from ASCAP, BMI or SESAC, we may no longer be able to obtain licenses for such publisher’s withdrawn catalogs from ASCAP, BMI or SESAC. Under these circumstances, we would either need to enter into direct licensing arrangements with such music publishers or remove those musical works from the service, including any sound recordings in which such musical works are embodied. Although we continue to be licensed by the performing rights organizations, it is unclear what specific effect a publisher's purported limited or prospective complete withdrawal of rights to public performances by means of digital transmissions from a performing rights organization would have on us. If we are unable to reach an agreement with respect to the repertoire of any music publisher which successfully withdraws all or a portion of its catalog(s) from a performing rights organization, or if we are forced to enter into direct licensing agreements with such publishers at rates higher than those currently set by the performing rights organizations, or higher than those set by the U.S. District Court having supervisory authority over ASCAP and BMI, for the performance of musical works, or if there is uncertainty as to what rights are administered by any particular performing rights organization or publisher, the number of sound recordings that we perform on our service may be reduced, our content acquisition costs may increase and our ability to retain and expand our listener base could be adversely affected, any of which could adversely affect our business, financial condition and results of operations.

Our inability to obtain accurate and comprehensive information to identify the ownership of a musical work may impact our ability to remove musical works or decrease the number of performances of a particular musical work, subjecting us to potential copyright infringement and difficulties in controlling content acquisition costs.

Comprehensive and accurate rightsholder information for the musical works that we publicly perform is not presently available to us. Without the ability to identify which composers, songwriters or publishers own or administer musical works, and an ability to determine which musical works correspond to specific sound recordings, it may be difficult to remove from our service musical works for which we have not obtained a license, which may subject us to significant liability for copyright infringement.

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

Internet radio is an evolving industry, which makes it difficult to evaluate our current business and future prospects.

Internet radio continues to develop as an industry and our current business and future prospects are difficult to evaluate. The marketplace for internet radio has undergone rapid and dramatic changes in its relatively short history and is subject to significant challenges. As a result, the future revenue, income and growth potential of our business is uncertain. Investors should consider our business and prospects in light of the risks and difficulties we encounter in this rapidly evolving business, which risks and difficulties include, among others:

•our relatively new, evolving and unproven business model;

•our ability to retain our current listenership, build our listener base and increase listener hours;

•our ability to effectively monetize listener hours, particularly with respect to listener hours on mobile devices, by growing our sales of advertising inventory created from growing listener hours and developing compelling ad product solutions that successfully deliver advertisers' messages across the range of our delivery platforms while maintaining our listener experience in continually evolving industries;

•our ability to attract new advertisers, retain existing advertisers and prove to advertisers that our advertising platform is effective enough to justify a pricing structure that is profitable for us;

•our ability to maintain relationships with makers of mobile devices, consumer electronic products and automobiles;

•our operation under an evolving music industry licensing structure including statutory and consent decree licenses that may change or cease to exist, which in turn may result in a significant increase in our operating expenses; and

•our ability to continue to secure the rights to music that attracts listeners to the service on fair and reasonable economic terms.

Failure to successfully address these risks and difficulties and other challenges associated with operating in an evolving marketplace, could inhibit the implementation of our business plan, significantly harm our financial condition, operating results and liquidity and prevent us from achieving or sustaining profitability.

Advertising on mobile devices, such as smartphones, is an emerging phenomenon, and if we are unable to increase revenue from our advertising products delivered to mobile devices, our results of operations will be materially adversely affected.

Our number of listener hours on mobile devices has surpassed listener hours on computers, and we expect that this trend will continue. Our mobile listenership has experienced significant growth since we introduced the first mobile version of our service in May 2007. Listener hours on mobile and other connected devices constituted approximately 77%, 76%, 80% and 83% of our total listener hours for the twelve months ended January 31, 2013, the eleven months ended December 31, 2012 and 2013 and the twelve months ended December 31, 2014, respectively. Digital advertising on mobile devices is an emerging phenomenon, and the percentage of advertising spending allocated to digital advertising on mobile devices has historically been lower than that allocated to traditional online advertising. According to eMarketer, the percentage of U.S. advertising spending allocated to advertising on mobile devices was approximately 11% in 2014, compared to approximately 30% for all online advertising. We must therefore convince advertisers of the capabilities of mobile digital advertising opportunities so that they migrate their advertising spend toward demographics and ad solutions that more effectively utilize mobile inventory.

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

We have plans that, if successfully implemented, would increase our number of listener hours on mobile and other connected devices, including efforts to expand the reach of our service by making it available on an increasing number of devices, such as smartphones and devices connected to or installed in automobiles. In order to effectively monetize such increased listener hours, we must, among other things, convince advertisers to migrate spending to nascent advertising markets, penetrate local advertising markets and develop compelling ad product solutions. We cannot guarantee you that we will be able to effectively monetize inventory generated by listeners using mobile and connected devices, or the time frame on which we may do so.

Advertising spending is increasingly being placed through new data-driven channels, such as the programmatic buying ecosystem, where mobile offerings are not as mature as their web-based equivalents. Because a large percentage of listeners use our service via mobile devices, our growth prospects and revenue may be adversely impacted if the advertising ecosystem is slow to adopt data-driven mobile advertising offerings.
As new advertising channels, such as programmatic buying, develop around data-driven technologies and advertising products, an increasing percentage of advertising spend is likely to shift to such channels and products. These data-driven advertising products and programmatic buying channels allow publishers to use data to target advertising toward specific groups of consumers who are more likely to be interested in the advertising message delivered. These advertising products and programmatic channels are currently more developed in terms of ad technology and industry adoption on the web than they are on mobile. However, the majority of our listeners currently access our service through mobile devices. Therefore, our ability to attract advertising spend, and ultimately our ad revenue, may be negatively impacted by this shift. We have no reliable way to predict how significantly or how quickly advertisers will shift buying to programmatic channels and data-driven advertising products on the web.

We are developing new data-driven, programmatic advertising capabilities for mobile, in an effort to take advantage of this trend. However, we have no reliable way to predict how significantly or how quickly advertisers will shift buying toward these data-driven ad products and programmatic channels on mobile. If advertising spend continues to be reallocated to web-based programmatic channels, and mobile programmatic adoption lags, our ability to grow revenue may be impacted and our business could be materially and adversely affected.

Emerging industry trends in digital advertising measurement and pricing may pose challenges for our ability to forecast and optimize our advertising inventory which may adversely impact our advertising revenue.
The digital advertising marketplace is currently introducing new mechanisms by which to measure and price advertising inventory. Specifically, the Media Ratings Council released the Viewable Ad Impression Measurement Guidelines in 2014 pursuant to which web display and web video advertising inventory will be transacted upon based on the number of “viewable” impressions delivered in connection with an applicable advertising campaign (instead of the number of ads served by the applicable ad server). The industry is in the early stages of this transition and we are still determining its potential impact on our inventory, operational resources, pricing, and revenue. In addition, the current measurement solutions are limited to web display and web video inventory and do not include mobile and audio inventory. Nonetheless, advertisers have been aggressively pushing to transact advertising purchases on a measured “viewable” basis. As these trends in the industry continue to evolve, our advertising revenue may be impacted by the availability, accuracy and utility of the available analytics and measurement technologies.
We have incurred significant operating losses in the past and may not be able to generate sufficient revenue to be profitable.

Since our inception in 2000, we have incurred significant net operating losses and, as of December 31, 2014, we had an accumulated deficit of $197.0 million. A key element of our strategy is to increase the number of listeners and listener hours to increase our industry penetration, including the number of listener hours on mobile and other connected devices. However, as our number of listener hours increases, the royalties we pay for content acquisition also increase. In addition, we have adopted a strategy to invest in our operations in advance of, and to drive, future revenue growth. As a result of these trends, we have not in the past generated, and may not in the future generate, sufficient revenue from the sale of advertising and subscriptions to offset our expenses. In addition, we plan to continue to invest heavily in our operations to support anticipated future growth. As a result of these factors, we expect to incur annual net losses on a U.S. GAAP basis in the near term.

Our revenue increased rapidly in each of the twelve months ended January 31, 2007 through January 31, 2013, the eleven months ended December 31, 2012 and 2013 and the twelve months ended December 31, 2014; however, we do not expect to sustain our high revenue growth rates in the future as a result of a variety of factors, including increased competition and the maturation of our business, and we cannot guarantee you that our revenue will continue to grow or will not decline. Investors should not consider our historical revenue growth or operating expenses as indicative of our future performance. If revenue growth is lower than our expectations, or our operating expenses exceed our expectations, our financial performance will be adversely affected. Further, if our future growth and operating performance fail to meet investor or analyst expectations, it could have a materially negative effect on our stock price.

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

For the twelve months ended December 31, 2014 we derived 80% of our revenue from the sale of advertising and expect to continue to derive a substantial majority of our revenue from the sale of advertising in the future. Our ability to attract and retain advertisers, and ultimately to sell our advertising inventory to generate advertising revenue, depends on a number of factors, including:

• increasing the number of listener hours, particularly within desired demographics;

• keeping pace with changes in technology and our competitors;

• competing effectively for advertising dollars from other online marketing and media companies;

• penetrating the industry for local radio advertising;

• demonstrating the value of advertisements to reach targeted audiences across all of our delivery platforms, including the value of mobile digital advertising;

• continuing to develop and diversify our advertising platform, which currently includes delivery of display, audio and video advertising products through multiple delivery channels, including computers, mobile and other connected devices; and

• coping with ad blocking technologies that have been developed and are likely to continue to be developed that can block the display of our ads.

Our agreements with advertisers are generally short-term or may be terminated at any time by the advertiser. Advertisers that are spending only a small amount of their overall advertising budget on our service may view advertising with us as experimental and unproven and may leave us for competing alternatives at any time. We may never succeed in capturing a greater share of our advertisers' core advertising spending, particularly if we are unable to achieve the scale and industry penetration necessary to demonstrate the effectiveness of our advertising platforms, or if our advertising model proves ineffective or not competitive when compared to alternatives. Failure to demonstrate the value of our service would result in reduced spending by, or loss of, existing or potential future advertisers, which would materially harm our revenue and business.

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

Our ability to increase the number of our listeners and listener hours will depend on effectively addressing a number of challenges. Some of these challenges include:

•providing listeners with a consistent high quality, user-friendly and personalized experience;

•successfully penetrating the connected car and non-U.S. markets;

•continuing to build our catalogs of music and comedy content that our listeners enjoy;

•continuing to innovate and keep pace with changes in technology and our competitors;

•maintaining and building our relationships with makers of consumer products such as mobile devices, other consumer electronic products and automobiles to make our service available through their products;

•maintaining positive listener perception of our service while managing ad-load to optimize inventory utilization; and

•minimizing listener churn and attracting lapsed listeners back to the service.

In addition, we have historically relied heavily on the success of viral marketing to expand consumer awareness of our service. In addition to our viral marketing strategy, we are beginning to launch more costly marketing campaigns and this increase in marketing expenses could have an adverse effect on our results of operations. We cannot guarantee you that we will be successful in maintaining or expanding our listener base and failure to do so would materially reduce our revenue and adversely affect our business, operating results and financial condition.

Further, although we use our number of registered users and our number of active users as indicators of our brand awareness and the growth of our business, the number of registered users and number of active users exceeds the number of unique individuals who register for, or actively use, our service. We define registered users as the total number of accounts that have been created for our service at period end and we define active users as the number of distinct registered users that have requested audio from our servers within the trailing 30 days from the end of each calendar month. To establish an account, a person does not need to provide personally unique information. For this reason a person may have multiple accounts. If the number of actual listeners does not result in an increase in listener hours, then our business may not grow as quickly as we expect, which may harm our business, operating results and financial condition.

If our efforts to attract and retain subscribers are not successful, our business may be adversely affected.

Our ability to continue to attract and retain subscribers will depend in part on our ability to consistently provide our subscribers with a quality experience through Pandora One. If Pandora One subscribers do not perceive that offering to be of value, or if we introduce new or adjust existing features or pricing in a manner that is not favorably received by them, we may not be able to attract and retain subscribers. Subscribers may cancel their subscription to our service for many reasons, including a perception that they do not use the service sufficiently, the need to cut household expenses, competitive services provide a better value or experience or as a result in changes in pricing, if any. If our efforts to attract and retain subscribers are not successful, our business, operating results and financial condition may be adversely affected.

If we fail to accurately predict and play music or comedy content that our listeners enjoy, we may fail to retain existing and attract new listeners.

We believe that a key differentiating factor between the Pandora service and other music content providers is our ability to predict music that our listeners will enjoy. Our personalized playlist generating system, based on the Music Genome Project and our proprietary algorithms, is designed to enable us to predict listener music preferences and select music content tailored to our listeners' individual music tastes. We have invested, and will continue to invest, significant resources in refining these technologies; however, we cannot guarantee you that such investments will yield an attractive return or that such refinements will be effective. The effectiveness of our personalized playlist generating system depends in part on our ability to gather and effectively analyze large amounts of listener data and listener feedback and we have no assurance that we will continue to be successful in enticing listeners to give a thumbs-up or thumbs-down to enough songs for our database to effectively predict and select new and existing songs. In addition, our ability to offer listeners songs that they have not previously heard and impart a sense of discovery depends on our ability to acquire and appropriately categorize additional tracks that will appeal to our listeners' diverse and changing tastes. While we have more than 1,000,000 songs in our catalog, we must continuously identify and analyze additional tracks that our listeners will enjoy and we may not effectively do so. Further, many of our competitors currently have larger catalogs than we offer and they may be more effective in providing their listeners with a more appealing listener experience.

We also provide comedy content on Pandora, an offering that is designed to predict what our listeners will enjoy using technology similar to the technology that we use to generate personalized playlists for music. The risks that apply to predicting our listeners' musical tastes apply to comedy to an even greater extent, particularly as we lack experience with content other than music, do not yet have as large a data set on listener preferences for comedy, and have a much smaller comedy catalog as compared to music. Our ability to predict and select music or comedy content that our listeners enjoy is critical to the perceived value of our service among listeners and failure to make accurate predictions would adversely affect our ability to attract and retain listeners, increase listener hours and sell advertising.

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

We face, and will continue to face, competition with other content providers for listener hours.

We compete for the time and attention of our listeners with other content providers on the basis of a number of factors, including quality of experience, relevance, acceptance and perception of content quality, ease of use, price, accessibility, perception of ad load, brand awareness and reputation.

Many of our competitors may leverage their existing infrastructure, brand recognition and content collections to augment their services by offering competing internet radio features to provide listeners with more comprehensive music service delivery choices. We face increasing competition for listeners from a growing variety of businesses that deliver audio media content through mobile phones and other wireless devices. We compete with many forms of media for the time and attention of our listeners, such as Facebook, Twitter, Netflix, Pinterest and Instagram. Our direct competitors, however, include iHeartRadio, iTunes Radio, LastFM, Google Songza and other companies in the traditional broadcast and internet radio market. We also directly compete with the non-interactive, Internet radio offerings such as Spotify and Slacker.

Our competitors include terrestrial radio, satellite radio and internet radio. Terrestrial radio providers offer their content for free, are well-established and accessible to listeners and offer content, such as news, sports, traffic, weather and talk that we currently do not offer. In addition, many terrestrial radio stations have begun broadcasting digital signals, which provide high-quality audio transmission. Satellite radio providers may offer extensive and oftentimes exclusive news, comedy, sports and talk content, national signal coverage and long-established automobile integration. In addition, terrestrial radio pays no royalties for its use of sound recordings and satellite radio pays a much lower percentage of revenue, 9.5% in 2014 and 10% in 2015, than internet radio providers for use of sound recordings, giving broadcast and satellite radio companies a significant cost advantage. We also compete directly with other emerging non-interactive internet radio providers, which may offer more extensive content libraries than we offer and some of which may be accessed internationally.

On-demand audio media and entertainment which are purchased or available for free and playable on mobile devices, automobiles and in the home, provide listeners with an interactive experience. These forms of media may be purchased, downloaded and owned as iTunes audio files, MP3s, CDs, or accessed from subscription or free online on-demand offerings by music providers.

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

We believe that companies with a combination of financial resources, technical expertise and digital media experience also pose a significant threat of developing competing internet radio and digital audio entertainment technologies. For example, Apple, Amazon and Google have recently launched competing services, and they may devote greater resources than we have available, have a more accelerated time frame for deployment and leverage their existing user base and proprietary technologies to provide products and services that our listeners and advertisers may view as superior. Our current and future competitors may have more well-established brand recognition, more established relationships with music publishing companies and consumer product manufacturers, greater financial, technical and other resources, more sophisticated technologies or more experience in the markets, both domestic and international, in which we compete.

We also compete for listeners on the basis of the presence and visibility of our web tuner and app as compared with other businesses and software that deliver audio and other content through the internet, mobile devices and consumer products. We face significant competition for listeners from companies promoting their own digital music and content online or through app stores, including Apple, Amazon and Google. Search engines and app stores rank responses to search queries based on the popularity of a website or mobile application, as well as other factors that are outside of our control. Additionally, app stores often offer users the ability to browse applications by various criteria, such as the number of downloads in a given time period, the length of time since a mobile app was released or updated, or the category in which the application is placed. The websites and mobile applications of our competitors may rank higher than our website and our Pandora app, and our app may be difficult to locate in app stores, which could draw potential listeners away from our service and toward those of our competitors. In addition, our competitors' products may be pre-loaded or integrated into consumer electronics products or automobiles, creating an initial visibility advantage. If we are unable to compete successfully for listeners against other digital media providers by maintaining and increasing our presence and visibility online, in app stores and in consumer electronics products and automobiles, our listener hours may fail to increase as expected or decline and our advertising sales may suffer.

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

We face, and will continue to face, competition with other content providers for advertising spending.

We compete for a share of advertisers' overall marketing budgets with other content providers on a variety of factors including perceived return on investment, effectiveness and relevance of our advertising products, pricing structure and ability to deliver large volumes or precise types of ads to targeted demographics. Our competitors include Facebook, Google, MSN, Yahoo!, ABC, CBS, FOX, NBC, The New York Times and the Wall Street Journal, among others. We directly compete against iHeartRadio, Entercom, Cumulus and other companies of the traditional broadcast radio market.

Although advertisers are allocating an increasing amount of their overall marketing budgets to web and mobile-based ads, such spending lags behind growth in internet and mobile usage, and the market for online and mobile advertising is intensely competitive. As a result, we compete for advertisers with a range of internet companies, including major internet portals, search engine companies and social media sites. Large internet companies with greater brand recognition have significant numbers of direct sales personnel, more advanced programmatic advertising capabilities and substantial proprietary advertising inventory and web traffic that provide a significant competitive advantage and have a significant impact on pricing for internet advertising and web traffic. The trend toward consolidation among online marketing and media companies may also affect pricing and availability of advertising inventory.

We also face significant competition for advertising dollars from terrestrial and, to a lesser extent, satellite radio providers. As many of the advertisers we target, particularly local advertisers, have traditionally advertised on terrestrial radio and have less experience with internet radio providers, they may be reluctant to spend for advertising on computers, mobile or other connected device platforms.

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

A key element of our strategy to expand the reach of our service and increase the number of our listeners and listener hours is to establish and maintain relationships with automakers, automotive suppliers and consumer electronics manufacturers that integrate our service into and with their products. Working with certain third-party distribution partners, we currently offer listeners the ability to access our service through a variety of consumer electronics products used in the home and devices connected to or installed in automobiles. We intend to broaden our ability to reach additional listeners, and increase current listener’s hours, through other platforms and partners over time, including through direct integration into connected cars. However, reaching agreements with automobile manufacturers and other distribution partners can be time consuming, and once an agreement is reached, product design cycles can be lengthy. If we are not successful in maintaining existing and creating new relationships, or if we encounter technological, content licensing or other impediments, our ability to grow our business could be adversely impacted.

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

Additionally, we distribute our app via app stores managed by Apple, Google, Amazon and Microsoft, and such distribution is subject to an application developer license agreement in each case. Should any of these parties reject our app from their application store or amend the terms of their license in such a way that inhibits our ability to distribute the Pandora apps via their application store, or negatively impacts our economics in such distribution, our ability to increase listener hours and sell advertising would be adversely affected, which would reduce our revenue and harm our operating results.

If we are unable to continue to make our technology compatible with the technologies of third-party distribution partners who make our service available to our listeners through mobile devices, consumer electronic products and automobiles, we may not remain competitive and our business may fail to grow or decline.

In order to deliver music everywhere our listeners want to hear it, our service must be compatible with mobile, consumer electronic, automobile and website technologies. Our service is accessible in part through Pandora-developed or third-party developed apps that hardware manufacturers embed in, and distribute through, their devices. Connected devices and their underlying technologies are constantly evolving. As internet connectivity of automobiles, mobile devices and other consumer electronic products expands and as new internet-connected products are introduced, we must constantly adapt our technology. It is difficult to keep pace with the continual release of new devices and technological advances in digital media delivery and predict the problems we may encounter in developing versions of our apps for these new devices and delivery channels. It may become increasingly challenging to do so in the future. In particular, the technology used for streaming the Pandora service in automobiles remains at an early stage and may not result in a seamless customer experience. If automobile and consumer electronics makers fail to make products that are compatible with our technology or we fail to adapt our technology to evolving requirements, our ability to grow or sustain the reach of our service, increase listener hours and sell advertising could be adversely affected.

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

The percentage of the advertising industry allocated to online advertising lags the percentage of consumer online consumption by a significant degree. Growth of our business will depend in large part on the reduction or elimination of this gap between online and offline advertising spending, which may not happen in a way or to the extent that we currently expect. Many advertisers still have limited experience with online advertising and may continue to devote significant portions of their advertising budgets to traditional, offline advertising media. Accordingly, we continue to compete for advertising dollars with traditional media, including broadcast radio. We believe that the continued growth and acceptance of our online advertising products will depend on the perceived effectiveness and the acceptance of online advertising models generally, which is outside of our control. Any lack of growth in the industry for online advertising could result in reduced revenue or increased marketing expenses, which would harm our operating results and financial condition.

Assertions by third parties of violations under state law with respect to the public performance and reproduction of pre-1972 sound recordings could result in significant costs and substantially harm our business and operating results.

As described in “Business—Content, Copyrights and Royalties—Sound Recordings”, sound recordings made on or after February 15, 1972 fall within the scope of federal copyright protection. Subject to our ongoing compliance with numerous federal statutory conditions and regulatory requirements for a noninteractive service, we are permitted to operate our radio service under a statutory license that allows the streaming in the U.S. of any such sound recording lawfully released to the public and permits us to make reproductions of such sound recordings on computer servers pursuant to a separate statutory license designed to facilitate the making of such transmissions.

By contrast, protection of sound recordings created prior to February 15, 1972 (“pre-1972 sound recordings”) remains governed by a patchwork of state statutory and common laws. Copyright owners of pre-1972 sound recordings have commenced litigation against us, alleging violations of New York and California state statutory and common laws with respect to the unauthorized reproduction and public performance of pre-1972 sound recordings, seeking, among other things, restitution, disgorgement of profits, and punitive damages as well as injunctive relief prohibiting further violation of those copyright owners’ alleged exclusive rights. Litigation has been brought previously against Sirius XM Radio Inc. (“Sirius”) for similar claims, and a federal district court and a state court in California recently ruled against Sirius for violating exclusive public performance rights in California. In addition, a federal district court in New York has found Sirius liable for similar claims in New York. Those same plaintiffs have initiated litigation against us, alleging similar violations of exclusive rights under California and New York law. If we are found liable for the violation of the exclusive rights of any pre-1972 sound recording copyright owners, then we could be subject to liability, the amount of which could be significant. If we are required to obtain licenses from individual sound recording copyright owners for the reproduction and public performance of pre-1972 sound recordings, then the time, effort and cost of securing such licenses directly from all owners of sound recording used on our service could be significant and could harm our business and operating results. If we are required to obtain licenses for pre-1972 sound recordings to avoid liability and are unable to secure such licenses, then we may have to remove pre-1972 sound recordings from our service, which could harm our ability to attract and retain users.

Our royalty payments are subject to audits and certain royalty calculation methods involve significant judgment.

The royalties that we pay to SoundExchange for the streaming of sound recordings are calculated using a per performance rate. While we believe that the mechanisms we use to track performances are sufficient to ensure that we are accurately reporting and paying royalties, our ability to do so depends in part on our ability to maintain these mechanisms as new devices are introduced and technologies evolve. Any understatement or overstatement of performances could result in our paying lower or higher royalties to SoundExchange than we actually owed, which could in turn affect our financial condition and results of operations. SoundExchange informed us in December 2013 that it intends to audit our payments for the years 2010, 2011, and 2012. As of December 31, 2014, we are in the process of coordinating this audit with SoundExchange. In addition, performing rights organizations and musical work copyright owners with whom we have entered into direct licenses have or may have the right to audit our royalty payments, and any such audit could result in disputes over whether we have paid the proper royalties. If such a dispute were to occur, we could be required to pay additional royalties and audit fees. The amounts involved could be material.

Rate court proceedings, the attempted and/or purported withdrawal of certain music publishers or the rights to certain of their works for certain purposes from ASCAP and BMI, and our entry into a local marketing agreement to program KXMZ-FM have highlighted uncertainties for the royalty rates that we pay for the public performance of musical works. For example, we could be liable for both increased royalty rates going forward and a potential true-up of royalty payments in excess of any interim royalties paid (i) for the period following December 31, 2010 with respect to ASCAP if ASCAP successfully appeals the rate court’s March 2014 ruling, and (ii) for the period following December 31, 2012 with respect to BMI. We record a liability for public performance royalties based on our best estimate of the amount owed to each organization based on historical rates, third-party evidence and legal developments. For each quarterly period, we evaluate our estimates to assess the adequacy of recorded liabilities. If actual royalty rates differ from estimates, revisions to the estimated royalty liabilities may be required, which could materially affect our results of operations. Any royalty audit could result in disputes over whether we have paid the proper royalties.

Expansion of our operations into non-music content, including our launch of comedy, subjects us to additional business, legal, financial and competitive risks.

Expansion of our operations into delivery of non-music content stations involves numerous risks and challenges, including increased capital requirements, new competitors and the need to develop new strategic relationships. Growth into this new area may require changes to our existing business model and cost structure, modifications to our infrastructure and exposure to new regulatory and legal risks, including infringement liability, any of which may require expertise in which we have little or no experience. There is no guarantee that we will be able to generate sufficient revenue from advertising sales associated with comedy content to offset the costs of maintaining comedy stations or the royalties paid for such comedy stations. Further, we have established a reputation as a music format internet radio provider and our ability to gain acceptance and listenership for comedy content stations, and thus our ability to attract advertisers on comedy stations, is not certain. Failure to obtain or retain rights to comedy content on acceptable terms, or at all, to successfully monetize and generate revenues from such content, or to effectively manage the numerous risks and challenges associated with such expansion could adversely affect our revenues and profitability. To the extent we choose, in the future, to offer additional types of content beyond music and comedy, such as news, talk and sports programming, we will be subject to many of these same risks.

Loss of agreements with the makers of mobile operating systems and devices, renegotiation of such agreements on less favorable terms, or other actions these third parties may take could harm our business.

Most of our agreements with makers of mobile operating systems and devices through which our service may be accessed, including Apple, Google and Microsoft, are short-term or can be canceled at any time with little or no prior notice or penalty. The loss of these agreements, or the renegotiation of these agreements on less favorable economic or other terms, could limit the reach of our service and its attractiveness to advertisers. Some of these mobile device makers, including Apple, are now, or may in the future become, competitors of ours, and could stop allowing or supporting access to our service through their products for competitive reasons. Furthermore, because devices providing access to our service are not manufactured and sold by us, we cannot guarantee that these companies will ensure that their devices perform reliably, and any faulty connection between these devices and our service may result in consumer dissatisfaction toward us, which could damage our brand.

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

While we have determined that our internal control over financial reporting was effective as of December 31, 2014, as indicated in our Management's Annual Report on Internal Control over Financial Reporting included in this Annual Report on Form 10-K for the twelve months ended December 31, 2014, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at year-end, we will be unable to assert that such internal control is effective at year-end. If we are unable to assert that our internal control over financial reporting is effective at year-end, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our business and the price of our common stock.

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

Our brand may be impaired by a number of other factors, including service outages, data privacy and security issues, listener perception of ad load and exploitation of our trademarks by others without permission. In addition, if our partners fail to maintain high standards for products that integrate our service, fail to display our trademarks on their products in breach of our agreements with them, or use our trademarks incorrectly or in an unauthorized manner or if we partner with manufacturers of products that our listeners reject, the strength of our brand could be adversely affected. Further, our efforts to achieve a more equitable royalty structure for our business may have an adverse impact on our relationship with songwriters, performers, and other artists, which could in turn diminish the perception of our brand. In addition, there is a risk that the word "Pandora" could become so commonly used that we lose protection for this trademark, which could result in other people using the word "Pandora" to refer to their own products, thus diminishing the strength of our brand.

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

We rely on systems housed in our own facilities and upon third-party vendors, including bandwidth providers and data center facilities located in the United States and New Zealand, to enable listeners to receive our content in a dependable, timely and efficient manner. We have experienced and expect to continue to experience periodic service interruptions and delays involving our own systems and those of our third-party vendors. In the event of a service outage at our main site, we maintain a backup site that can function in read-only capacity. We do not currently maintain live fail-over capability that would allow us to instantaneous switch our streaming operations from one facility to another in the event of a service outage. In the event of an extended service outage at our main site, we do maintain and test fail-over capabilities that should allow us to switch our live streaming operations from one facility to another. Both our own facilities and those of our third-party vendors are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They also are subject to break-ins, hacking, denial of service attacks, sabotage, intentional acts of vandalism, terrorist acts, natural disasters, human error, the financial insolvency of our third-party vendors and other unanticipated problems or events. The occurrence of any of these events could result in interruptions in our service and to unauthorized access to, or alteration of, the content and data contained on our systems and that these third-party vendors store and deliver on our behalf.

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

Our revenue and operating results could vary significantly from quarter to quarter and year to year due to a variety of factors, many of which are outside our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this "Risk Factors" section, factors that may contribute to the variability of our quarterly and annual results include:

•costs associated with defending any litigation, including intellectual property infringement litigation;

•our ability to pursue, and the timing of, entry into new geographic or content markets and, if pursued, our management of this expansion;

•the impact of general economic conditions on our revenue and expenses; and

•changes in government regulation affecting our business.

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

We have filed, and may in the future file, patent applications and we have purchased portfolios of internet radio-related patents from third parties. It is possible, however, that these innovations may not be protectable. In addition, given the cost, effort, risks and downside of obtaining patent protection, including the requirement to ultimately disclose the invention to the public, we may choose not to seek patent protection for certain innovations. However, such patent protection could later prove to be important to our business. Furthermore, there is always the possibility that our patent applications may not issue as granted patents, that the scope of the protection gained will be insufficient or that an issued patent may be deemed invalid or unenforceable. We also cannot guarantee the following:

•that any of our present or future patents or other intellectual property rights will not lapse or be invalidated, circumvented, challenged or abandoned;

•that our intellectual property rights will provide competitive advantages to us;

•that our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes will not be limited by our relationships with third parties;

•that any of our pending or future patent applications will have the coverage originally sought;

•that our intellectual property rights will be enforced in jurisdictions where competition may be intense or where legal protection may be weak; or

•that we will not lose the ability to assert our intellectual property rights against or to license our technology to others and collect royalties or other payments.

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

We currently own the www.pandora.com internet domain name and various other related domain names. Domain names are generally regulated by internet regulatory bodies. If we lose the ability to use a domain name in a particular country, we would be forced either to incur significant additional expenses to market our service within that country. Either result could harm our business and operating results. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize our brand names in the United States or other countries in which we may conduct business in the future.

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

Internet, technology and media companies are frequently subject to litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. Some internet, technology and media companies, including some of our competitors, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims against us. In addition, we encourage third parties to submit content for our catalogue and we cannot be assured that artist representations made in connection with such submissions accurately reflect the legal rights of the submitted content. Third parties have asserted, and may in the future assert, that we have infringed, misappropriated or otherwise violated their intellectual property rights. In addition, various federal and state laws and regulations govern the intellectual property and related rights associated with sound recordings and musical works. Existing laws and regulations are evolving and subject to different interpretations, and various federal and state legislative or regulatory bodies may expand current or enact new laws or regulations. We cannot guarantee you that we are not infringing or violating any third-party intellectual property rights.

We cannot predict whether assertions of third-party intellectual property rights or any infringement or misappropriation claims arising from such assertions will substantially harm our business and operating results. If we are forced to defend against any infringement or misappropriation claims, we may be required to expend significant time and financial resources on the defense of such claims, even if without merit, settled out of court, or determined in our favor. Furthermore, an adverse outcome of a dispute may require us to: pay damages, potentially including treble damages and attorneys' fees, if we are found to have willfully infringed a party's intellectual property; cease making, licensing or using products or services that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our services; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content or materials; or to indemnify our partners and other third parties. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. In addition, we do not carry broadly applicable patent liability insurance and any lawsuits regarding patent rights, regardless of their success, could be expensive to resolve and would divert the time and attention of our management and technical personnel.

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

In addition, we have limited experience acquiring other businesses. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•unanticipated costs or liabilities associated with the acquisition;

•incurrence of acquisition-related costs;

•diversion of management's attention from other business concerns;

•regulatory uncertainties;

•harm to our existing business relationships with business partners and advertisers as a result of the acquisition;

•harm to our brand and reputation;

•the potential loss of key employees;

•use of resources that are needed in other parts of our business; and

•use of substantial portions of our available cash to consummate the acquisition.

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

We face many risks associated with our long-term plan to further expand our operations outside of the United States, including difficulties obtaining rights to music and other content on favorable terms.

Expanding our operations into international markets is an element of our long-term strategy. For example, in June 2012 we began providing our service in New Zealand, Australia and their associated territories. However, offering our service outside of the United States involves numerous risks and challenges. Most importantly, while United States copyright law provides a statutory licensing regime for the public performance of sound recordings to listeners within the United States, there is no equivalent statutory licensing regime available outside of the United States, and many of the other licensing alternatives currently available in other countries are not commercially viable. Currently, the licensing terms offered by rights organizations and individual copyright owners in most countries outside the United States are prohibitively expensive. Addressing licensing structure and royalty rate issues in the United States required us to make very substantial investments of time, capital and other resources, and our business could have failed if such investments had not succeeded. Addressing these issues in foreign jurisdictions may require a commensurate investment by us, and there can be no assurance that we would succeed or achieve any return on this investment.

In addition, international expansion exposes us to other risks such as:

•the need to modify our technology and sell our solutions in non-English speaking countries;

•the need to localize our service to foreign customers' preferences and customs;

•the need to conform our marketing and advertising efforts with the laws and regulations of foreign jurisdictions, including, but not limited to, the use of any personal information about our listeners;

•the need to amend existing agreements and to enter into new agreements with automakers, automotive suppliers, consumer electronics manufacturers with products that integrate our service, and others in order to provide that service in foreign countries;

•difficulties in managing operations due to language barriers, distance, staffing, cultural differences and business infrastructure constraints and domestic laws regulating corporations that operate internationally;

•our lack of experience in marketing, and encouraging viral marketing growth without incurring significant marketing expenses, in foreign countries;

•application of foreign laws and regulations to us;

•fluctuations in currency exchange rates;

•reduced or ineffective protection of our intellectual property rights in some countries; and

•potential adverse tax consequences associated with foreign operations and revenue.

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

At December 31, 2014, we had federal net operating loss carryforwards of approximately $447 million and tax credit carryforwards of approximately $7.9 million. At December 31, 2014, we had state net operating loss carryforwards of approximately $496 million and tax credit carryforwards of approximately of $8.3 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, ("the Code"), if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an "ownership change" will occur if there is a cumulative change in our ownership by "5-percent shareholders" that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. As a result of prior equity issuances and other transactions in our stock, we have previously experienced "ownership changes" under section 382 of the Code and comparable state tax laws. We may also experience ownership changes in the future as a result of future transactions in our stock. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards or other pre-change tax attributes to offset United States federal and state taxable income is subject to limitations.

We could be subject to additional income tax liabilities.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating and estimating our worldwide provision for income taxes and accruals for these taxes. For example, our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated in countries where we have higher statutory tax rates, by losses incurred in jurisdictions for which we are not able to realize the related tax benefit, by changes in foreign currency exchange rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. We are also subject to tax audits in various jurisdictions, and such jurisdictions may assess additional income tax liabilities against us.

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

We collect and utilize demographic and other information, including personally identifiable information, from and about our listeners and artists as they interact with our service. For example, to register for a Pandora account, our listeners must provide the following information: age, gender, zip code and e-mail address. Listeners must also provide their credit card or debit card numbers and other billing information in connection with additional service offerings. We also may collect information from our listeners when they enter information on their profile page, post comments on other listeners' pages, use other community or social networking features that are part of our service, participate in polls or contests or sign up to receive e-mail newsletters. Further, we and third parties use tracking technologies, including "cookies" and related technologies, to help us manage and track our listeners' interactions with our service and deliver relevant advertising. We also collect information from and track artists’ activity on our Pandora Artist Marketing Platform ("Pandora AMP"). Third parties may, either without our knowledge or consent, or in violation of contractual prohibitions, obtain, transmit or utilize our listeners' or artists' personally identifiable information, or data associated with particular users, devices or artists.

Various federal and state laws and regulations, as well as the laws of foreign jurisdictions in which we may choose to operate, govern the collection, use, retention, sharing and security of the data we receive from and about our listeners. Privacy groups and government authorities have increasingly scrutinized the ways in which companies link personal identities and data associated with particular users or devices with data collected through the internet, and we expect such scrutiny to continue to increase. Alleged violations of laws and regulations relating to privacy and data security, and any relevant claims, may expose us to potential liability and may require us to expend significant resources in responding to and defending such allegations and claims. Claims or allegations that we have violated laws and regulations relating to privacy and data security have resulted and could in the future result in negative publicity and a loss of confidence in us by our listeners and our advertisers.

Existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations, and various federal and state legislative and regulatory bodies, as well as foreign legislative and regulatory bodies, may expand current or enact new laws regarding privacy and data security-related matters. We may find it necessary or desirable to join self-regulatory bodies or other privacy-related organizations that require compliance with their rules pertaining to privacy and data security. We also may be bound by contractual obligations that limit our ability to collect, use, disclose and leverage listener data and to derive economic value from it. New laws, amendments to or re-interpretations of existing laws, rules of self-regulatory bodies, industry standards and contractual obligations, as well as changes in our listeners' expectations and demands regarding privacy and data security, may limit our ability to collect, use and disclose, and to leverage and derive economic value from listener data. We may also be required to expend significant resources to adapt to these changes and to develop new ways to deliver relevant advertising or otherwise provide value to our advertisers. In particular, government regulators have proposed "do not track" mechanisms, and requirements that users affirmatively "opt-in" to certain types of data collection that, if enacted into law or adopted by self-regulatory bodies or as part of industry standards, could significantly hinder our ability to collect and use data relating to listeners. Restrictions on our ability to collect, access and harness listener data, or to use or disclose listener data or any profiles that we develop using such data, could in turn limit our ability to stream personalized music content to our listeners and offer targeted advertising opportunities to our advertising customers, each of which are critical to the success of our business.

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

If our security systems are breached, we may face civil liability and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract and retain listeners and advertisers.

Techniques used to gain unauthorized access to corporate data systems are constantly evolving, and we may be unable to anticipate or prevent unauthorized access to data pertaining to our listeners, including credit card and debit card information and other personally identifiable information. Like all internet services, our service, which is supported by our own systems and those of third-party vendors, is vulnerable to computer malware, Trojans, worms, break-ins, phishing attacks, attempts to overload servers with denial-of-service, attempts to access our servers to stream music or acquire playlists, or other attacks and disruptions from unauthorized use of our and third-party vendor computer systems, any of which could lead to system interruptions, delays, or shutdowns, causing loss of critical data or the unauthorized access to personally identifiable information. If an actual or perceived breach of security occurs on our systems or a vendor's systems, we may face civil liability and reputational damage, either of which would negatively affect our ability to attract and retain listeners, which in turn would harm our efforts to attract and retain advertisers. We also would be required to expend significant resources to mitigate the breach of security and to address related matters. Unauthorized access to music or playlists would potentially create additional royalty obligations with no corresponding revenue.

We cannot control the actions of third parties who may have access to the listener data we collect. The integration of the Pandora service with apps provided by third parties represents a significant growth opportunity for us, but we may not be able to control such third parties' use of listeners' data, ensure their compliance with the terms of our privacy policies, or prevent unauthorized access to, or use or disclosure of, listener information, any of which could hinder or prevent our efforts with respect to growth opportunity. In addition, these third-party vendors may become the victim of security breaches, or have practices that may result in a breach and we may be responsible for those third-party acts or failures to act.

Any failure, or perceived failure, by us to maintain the security of data relating to our listeners and employees, to comply with our posted privacy policy, laws and regulations, rules of self-regulatory organizations, industry standards and contractual provisions to which we may be bound, could result in the loss of confidence in us, or result in actions against us by governmental entities or others, all of which could result in litigation and financial losses, and could potentially cause us to lose listeners, artists, advertisers, revenue and employees.

We are subject to a number of risks related to credit card and debit card payments we accept.

We accept subscription payments through credit and debit card transactions. For credit and debit card payments, we pay interchange and other fees, which may increase over time. An increase in those fees would require us to either increase the prices we charge for our products, which could cause us to lose subscribers and subscription revenue, or absorb an increase in our operating expenses, either of which could harm our operating results.

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

We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it more difficult for us to comply. We are currently accredited against, and in compliance with, the Payment Card Industry Data Security Standard, or PCI DSS, the payment card industry’s security standard for companies that collect, store or transmit certain data regarding credit and debit cards, credit and debit card holders and credit and debit card transactions. Currently we comply with PCI DSS version 2.0 as a Level 3 merchant. In our subsequent PCI DSS compliance cycle, we will comply against PCI DSS version 3.0 as a Level 2 merchant. Although Pandora is PCI DSS compliant, there is no guarantee that we will maintain PCI DSS compliance. Our failure to comply fully with PCI DSS in the future could violate payment card association operating rules, federal and state laws and regulations and the terms of our contracts with payment processors and merchant banks. Such failure to comply fully also could subject us to fines, penalties, damages and civil liability, and could result in the loss of our ability to accept credit and debit card payments. Further, there is no guarantee that PCI DSS compliance will prevent illegal or improper use of our payment systems or the theft, loss, or misuse of data pertaining to credit and debit cards, credit and debit card holders and credit and debit card transactions.

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

Some of our services and technologies may incorporate software licensed under so-called "open source" licenses, including, but not limited to, the GNU General Public License and the GNU Lesser General Public License. Such open source licenses typically require that source code subject to the license be made available to the public and that any modifications or derivative works to open source software continue to be licensed under open source licenses. Few courts have interpreted open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. We rely on multiple employee and non-employee software programmers to design our proprietary technologies, and since we do not exercise complete control over the development efforts of all such programmers we cannot be certain that they have not incorporated open source software into our proprietary products and technologies or that they will not do so in the future. In the event that portions of our proprietary technology are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce the value of our services and technologies and materially and adversely affect our ability to sustain and grow our business.

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

We could be adversely affected by regulatory restrictions on the use of mobile and other electronic devices in motor vehicles and legal claims arising from use of such devices while driving.

Regulatory and consumer agencies have increasingly focused on distraction to drivers that may be associated with use of mobile and other devices in motor vehicles. In 2010, the U.S. Department of Transportation identified driver distraction as a top priority, and in April 2013, the National Highway Traffic Safety Administration (the "NHTSA") released new voluntary guidelines for visual-manual devices not related to the driving task that are integrated into motor vehicles. NHTSA also intends to propose guidelines applicable to after-market and portable devices that may be used in motor vehicles. Regulatory restrictions and enforcement actions related to how drivers and passengers in motor vehicles may engage with devices on which our service is broadcast could inhibit our ability to increase listener hours and generate ad revenue, which would harm our operating results. In addition, concerns over driver distraction due to use of mobile and other electronic devices to access our service in motor vehicles could result in product liability or personal injury litigation and negative publicity.

We rely on third parties to provide software and related services necessary for the operation of our business.

We incorporate and include third-party software into and with our apps and service offerings and expect to continue to do so. The operation of our apps and service offerings could be impaired if errors occur in the third-party software that we use. It may be more difficult for us to correct any defects in third-party software because the development and maintenance of the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that any third-party licensors will continue to make their software available to us on acceptable terms, to invest the appropriate levels of resources in their software to maintain and enhance its capabilities, or to remain in business. Any impairment in our relationship with these third-party licensors could harm our ability to maintain and expand the reach of our service, increase listener hours and sell advertising each of which could harm our operating results, cash flow and financial condition.

The impact of worldwide economic conditions, including the effect on advertising budgets and discretionary entertainment spending behavior, may adversely affect our business and operating results.

Our financial condition is affected by worldwide economic conditions and their impact on advertising spending. Expenditures by advertisers generally tend to reflect overall economic conditions, and reductions in spending by advertisers could have a serious adverse impact on our business. In addition, we provide an entertainment service, and payment for our Pandora One subscription service may be considered discretionary on the part of some of our current and prospective subscribers or listeners who may choose to use a competing free service or to listen to Pandora without subscribing. To the extent that overall economic conditions reduce spending on discretionary activities, our ability to retain current and obtain new subscribers could be hindered, which could reduce our subscription revenue and negatively impact our business.

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

The trading price of our common stock has been and is likely to continue to be volatile. In addition to the risk factors described in this section and elsewhere in this Annual Report on Form 10-K, factors that may cause the price of our common stock to fluctuate include, but are not limited to:

•our actual or anticipated operating performance and the operating performance of similar companies in the internet, radio or digital media spaces;

•our actual or anticipated achievement of non-financial key operating metrics;

•general economic conditions and their impact on advertising spending;

•the overall performance of the equity markets;

•the number of shares of our common stock publicly owned and available for trading;

•threatened or actual litigation;

•changes in laws or regulations relating to our service;

•any major change in our board of directors or management;

•publication of research reports about us or our industry or changes in recommendations or withdrawal of research coverage by securities analysts; and

•sales or expected sales of shares of our common stock by us, and our officers, directors and significant stockholders.

In addition, the stock market has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of those affected companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company's securities. Such litigation, if instituted against us, could result in substantial costs, divert our management's attention and resources and harm our business, operating results and financial condition.

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

Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of the Company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:

•a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;

•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;

•the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•the requirement that a special meeting of stockholders may be called only by the chairman of our board of directors, our president, our secretary, or a majority vote of our board of directors, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our certificate of incorporation relating to the issuance of preferred stock and management of our business or our bylaws, which may inhibit the ability of an acquiror to effect such amendments to facilitate an unsolicited takeover attempt;

•the ability of our board of directors, by majority vote, to amend the bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquiror to amend the bylaws to facilitate an unsolicited takeover attempt; and

•advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders' meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror's own slate of directors or otherwise attempting to obtain control of us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices are located in Oakland, California in an office building with 134,308 square-feet, under a lease expiring on September 30, 2020. We also lease regional offices in Chicago, Illinois; Santa Monica, California; and New York, New York and local sales offices at various locations throughout the United States and in Australia and New Zealand.

Our data centers are located in colocation facilities operated by Equinix in San Jose, California and Ashburn, Virginia as well as by Digital Realty Trust in Chicago, Illinois and are designed to be fault-tolerant and operate at maximum uptime. Backup systems in California and Virginia can be brought online in the event of a failure at the other data centers. These redundancies enable fault tolerance and will also support our continued growth.

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

PRICE RANGE OF OUR COMMON STOCK

Our common stock has traded on the NYSE since June 15, 2011. Our initial public offering was priced at $16.00 per share on June 14, 2011.

	High	Low
Twelve Months Ended December 31, 2014
First quarter (January 1, 2014 - March 31, 2014)	$39.43	$26.76
Second quarter (April 1, 2014 - June 30, 2014)	$31.74	$22.17
Third quarter (July 1, 2014 - September 30, 2014)	$29.82	$24.16
Fourth quarter (October 1, 2014 - December 31, 2014)	$24.70	$16.90

Eleven Months Ended December 31, 2013
First quarter (February 1, 2013 - April 30, 2013)	$14.27	$11.36
Second quarter (May 1, 2013 - July 31, 2013)	$20.52	$13.94
Third quarter (August 1, 2013 - October 31, 2013)	$28.17	$18.16
Fourth quarter (November 1, 2013 - December 31, 2013) (1)	$31.56	$25.67
(1) The fourth quarter of calendar 2013 (11 months) included two months (November 1, 2013 - December 31, 2013) as a result of the change in our fiscal year-end.

On December 31, 2014, the closing price per share of our common stock as reported on the NYSE was $17.83. As of December 31, 2014, there were approximately 60 holders of record of our common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a large portion of our common stock is held through brokerage firms.

Dividend Policy

We have not declared or paid any cash dividends on our common stock and currently do not anticipate paying any cash dividends in the foreseeable future. Instead, we intend to retain all available funds and any future earnings for use in the operation and expansion of our business. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on our future earnings, capital requirements, financial condition, future prospects, applicable Delaware law, which provides that dividends are only payable out of surplus or current net profits, and other factors that our board of directors deems relevant. In addition, our credit facility restricts our ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Our Indebtedness-Credit Facility" and Note 8 to our financial statements included elsewhere in this Annual Report on Form 10-K.

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

The following graph shows a comparison from June 15, 2011, the date our common stock commenced trading on the NYSE, through December 31, 2014 of the total cumulative return of our common stock with the total cumulative return of the New York Stock Exchange Composite Index (the "NYA Composite"), the Global X Social Media Index (the "SOCL") and the SPDR Morgan Stanley Technology MTK Index (the "MTK"). The figures represented below assume an investment of $100 in our common stock at the closing price of $17.42 on June 15, 2011 and in the NYA Composite and MTK on the same date. The SOCL was modeled from the inception of the index on November 15, 2011. Data for the NYA Composite, MTK and SOCL assume reinvestment of dividends. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Total Return Among Pandora Media, Inc.,
New York Stock Exchange Composite Index, Global X Social Media Index and
SPDR Morgan Stanley Technology MTK Index

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial and other data should be read in conjunction with, and are qualified by reference to, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our audited consolidated financial statements and the accompanying notes included elsewhere in this report. The consolidated statement of operations data for the twelve months ended January 31, 2011 and 2012 and the consolidated balance sheet data as of January 31, 2011, 2012 and 2013 were derived from our audited consolidated financial statements not included in this report. The consolidated statements of operations data for the twelve months ended January 31, 2013, for the eleven months ended December 31, 2013 and for the twelve months ended December 31, 2014 and the consolidated balance sheet data as of December 31, 2013 and 2014 were derived from our audited consolidated financial statements included in this report. The consolidated statement of operations data for the eleven months ended December 31, 2012 is unaudited. Our unaudited consolidated financial statements were prepared on a basis consistent with our audited consolidated financial statements and include, in our opinion, all adjustments, consisting of normal recurring adjustments that we consider necessary for a fair presentation of the financial information set forth in those statements included elsewhere in this report.

The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

	Twelve months ended January 31,			Eleven months ended December 31,		Twelve months ended December 31,
	2011	2012	2013	2012	2013	2014
	(in thousands, except per share data)
Total revenue	$137,764	$274,340	$427,145	$389,484	$600,233	$920,802
Net loss attributable to common stockholders	(11,042)	(19,865)	(38,148)	(24,462)	(27,017)	(30,406)
Net loss per share, basic and diluted	(1.03)	(0.19)	(0.23)	(0.15)	(0.15)	(0.15)
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	10,761	105,955	168,294	167,956	180,968	205,273

Key Metrics (unaudited):(1)

	Twelve months ended January 31,			Eleven months ended December 31,		Twelve months ended December 31,
	2011	2012	2013	2012	2013	2014
	(in billions)
Listener hours	3.83	8.23	14.01	12.56	15.31	20.03

	As of January 31,			As of December 31,
	2011	2012	2013	2013	2014
	(in millions)
Active users	29.3	47.6	65.6	76.2	81.5
(1) Listener hours and active users are defined in the section entitled "Key Metrics" in Item 7 of this Annual Report on Form 10-K.

	As of January 31,			As of December 31,
	2011	2012	2013	2013	2014
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$43,048	$44,126	$65,725	$245,755	$175,957
Working capital	36,715	89,218	82,644	362,777	439,254
Total assets	99,209	178,015	218,832	673,335	749,290
Long-term liabilities	3,496	2,568	3,873	9,098	16,773
Preferred stock warrant liability	1,027	—	—	—	—
Convertible preferred stock	126,662	—	—	—	—
Common stock and additional paid-in capital	2,309	205,971	238,569	675,123	781,030
Total stockholders' equity (deficit)	(83,010)	104,540	98,989	508,231	583,357

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

We changed our fiscal year from the twelve months ending January 31 to the calendar twelve months ending December 31, effective beginning with the year ended December 31, 2013. As a result of this change, our prior fiscal year was an eleven-month transition period ended on December 31, 2013.

In this MD&A, when financial results for the 2014 annual period are compared to financial results for the prior year period, the results compare the twelve-month period ended December 31, 2014 and the eleven-month period ended December 31, 2013. When financial results for the eleven-month period ended December 31, 2013 are compared to financial results for the prior year period, the results compare the eleven-month period ended December 31, 2013 and the eleven-month period ended December 31, 2012. The results for the eleven month period ended December 31, 2012 are unaudited. The following tables show the months included within the various comparison periods in our MD&A:

Calendar 2014 (12-month) Results Compared With Calendar 2013 (11-month)
Calendar 2013 (11-month)	Calendar 2014 (12-month)
February 2013 - December 2013	January 2014 - December 2014

Calendar 2013 (11-month) Results Compared With Calendar 2012 (11-month recast, unaudited)
Calendar 2012 (11-month recast, unaudited)	Calendar 2013 (11-month)
February 2012 - December 2012	February 2013 - December 2013

Overview

Pandora is the leader in internet radio in the United States, offering a personalized experience for each of our listeners wherever and whenever they want to listen to radio on a wide range of smartphones, tablets, computers and car audio systems, as well as a range of other internet-connected devices. The majority of our listener hours occur on mobile devices, with the majority of our revenue generated from advertising on these devices. We have pioneered a new form of radio—one that uses intrinsic qualities of music to initially create stations and then adapts playlists in real-time based on the individual feedback of each listener. We offer local and national advertisers an opportunity to deliver targeted messages to our listeners using a combination of audio, display and video advertisements.

As of December 31, 2014, we had more than 250 million registered users, which we define as the total number of accounts that have been created for our service at period end. As of December 31, 2014, more than 225 million registered users had accessed Pandora through smartphones and tablets. For the twelve months ended December 31, 2014, we streamed 20.03 billion hours of internet radio, and as of December 31, 2014, we had 81.5 million active users during the prior 30 day period. Since we launched our free, advertising-supported radio service in 2005 our listeners have created over 7 billion stations.

At the core of our service is our set of proprietary personalization technologies, including the Music Genome Project and our playlist generating algorithms. The Music Genome Project is a database of over 1,000,000 uniquely analyzed songs from over 125,000 artists, spanning over 600 genres and sub-genres, which we develop one song at a time by evaluating and cataloging each song’s particular attributes. When a listener enters a single song, artist, comedian or genre to start a station, the Pandora service instantly generates a station that plays music we think that listener will enjoy. Based on listener reactions to the songs we pick, we further tailor the station to match the listener's preferences. Listeners also have the ability to add variety to and rename stations, which further allows for the personalization of our service.

We currently provide the Pandora service through two models:

•
Free Service. Our free service is advertising-based and allows listeners access to our music and comedy catalogs and personalized playlist generating system for free across all of our delivery platforms.

•
Pandora One. Pandora One is a paid subscription service without any advertising. Pandora One also enables listeners to have more daily skips, enjoy higher quality audio on supported devices and enjoy longer timeout-free listening.

A key element of our strategy is to make the Pandora service available everywhere that there is internet connectivity. To this end, we make the Pandora service available through a variety of distribution channels. In addition to streaming our service to computers, we have developed Pandora mobile device applications (“apps”) for smartphones such as iPhone, Android and the Windows Phone and for tablets including the iPad and Android tablets. We distribute those mobile apps free to listeners via app stores. In addition, Pandora is now integrated with more than 1,000 connected devices, including automobiles, automotive aftermarket devices and consumer electronic devices.

Recent Events

In August 2014, we announced an agreement to partner with Music and Entertainment Rights Licensing Independent Network ("Merlin"), the global rights agency for the independent label sector. This partnership is designed to help independent labels and artists increase the audiences they reach. Participating labels, and the artists they represent, can also take advantage of the marketing capabilities of our connected platform by obtaining direct access to our metadata to help make data-driven business decisions. We do not expect this partnership to have a material effect on our consolidated financial condition or operating results.

In July 2014, we signed a multi-year agreement with BMG Rights Management US LLC (“BMG”) for a U.S. license for BMG's complete Broadcast Music, Inc. (“BMI”) and American Society of Composers, Authors and Publishers (“ASCAP”) catalog of musical works. We do not expect this agreement to have a material effect on our consolidated financial condition or operating results.

Effective in March 2014, we implemented a change in the pricing structure for Pandora One under which the $36 annual subscription option was eliminated. In addition, effective in May 2014, the monthly pricing option for Pandora One was increased to $4.99 per-month for new subscribers. Existing monthly subscribers who did not lapse maintained the $3.99 per-month pricing structure, and existing annual subscribers who did not lapse were migrated to the $3.99 per-month monthly pricing structure. Effective in December 2014, we reinstated the annual subscription option at $54.89 per year.

An important element of our strategy to achieve greater penetration of the local radio advertising industry is to have Pandora’s audience data presented in a manner consistent with similar data on terrestrial radio stations so that advertisers and advertising agencies can better evaluate the relative value proposition of advertising on Pandora. In February 2014, Triton received Media Rating Council (“MRC”) accreditation for its Webcast Metrics Local (“WCML”) product, which allows agencies and advertisers to evaluate Pandora’s relative audience scale using broadcast metrics in specific advertising markets. Also in February 2014, we completed the WCML publisher audit of our user-declared geographic and demographic listener data. We believe this accreditation validates that our local audience metrics are reliable and effective.

Factors Affecting our Business Model

As our mobile listenership increases, we face new challenges in optimizing our advertising products for delivery on mobile and other connected device platforms and monetizing inventory generated by listeners using these platforms. The mobile digital advertising industry is at an early stage of development, with lower overall spending levels than traditional online advertising markets, and faces technical challenges due to fragmented platforms and a lack of standard audience measurement protocols. As a greater share of our listener hours is consumed on mobile devices, our ability to monetize increased mobile streaming may not achieve the levels of monetization of streaming we have achieved on computers.

In addition, our monetization strategy includes increasing the number of ad campaigns for computer, mobile and other connected device platforms sold to local advertisers, placing us in more direct competition with broadcast radio for advertiser spending, especially for audio advertisements. By contrast, historically our display advertisers have been predominantly national brands. To successfully monetize our growing listener hours, a key strategy is to convince a substantial base of local advertisers of the benefits of advertising on the Pandora service including demonstrating the effectiveness and relevance of our advertising products, and in particular, audio advertising products, across the range of our delivery platforms.

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

We pay content acquisition costs, or royalties, to the copyright owners, or their agents, of each sound recording that we stream and to the copyright owners, or their agents, for the sound recordings that we perform, as well as the musical works embodied in each of those sound recordings, subject to certain exclusions. Royalties for sound recordings are negotiated with and paid to record labels, rights organizations or to SoundExchange. Royalties for musical works are most often negotiated with and paid to performing rights organizations (“PROs") such as ASCAP, BMI and SESAC, Inc. (“SESAC”) or directly to publishing companies. Royalties are calculated based on the number of sound recordings streamed, revenue earned or other usage measures.

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

In June 2013, we entered into a local marketing agreement to program KXMZ-FM, a Rapid City, South Dakota-area terrestrial radio station. In addition, we entered into an agreement to purchase the assets of KXMZ-FM for a total purchase price of approximately $0.6 million in cash, subject to certain closing conditions. These agreements were made in part to allow us to qualify for certain settlement agreements concerning royalties for the public performance of musical works between the Radio Music Licensing Committee (“RMLC”) and ASCAP and BMI. We believe that we qualify for the RMLC royalty rates, which have provided and will continue to provide us with savings of less than 1% of revenue in cost of revenue—content acquisition costs compared with the latest contractual rates.

As of December 31, 2014, we have paid $0.4 million of the purchase price, which is included in the other long-term assets line item of our balance sheets. Completion of the KXMZ-FM acquisition is subject to various closing conditions. These include, but are not limited to, regulatory approval by the Federal Communications Commission. Upon completion of these conditions, we expect to account for this transaction as a business combination.

Given the current royalty structures in effect through the end of 2015 with respect to the public performance of sound recordings in the United States, our content acquisition costs increase with each additional listener hour, regardless of whether we are able to generate more revenue. As such, our ability to achieve and sustain profitability and operating leverage depends on our ability to increase our revenue per hour of streaming through increased advertising revenue across all of our delivery platforms.

In March 2013, we instituted a 40 hour per month listening limit for our advertising supported service on certain mobile and other connected devices. Listeners who reached this limit could continue to use our ad supported service on these devices by paying $0.99 for the remainder of the month, could listen to our ad supported service on their computers, or could purchase Pandora One annual subscriptions for $36 per year or monthly subscriptions for $4 per month, which were the rates then in effect. Effective September 2013, we eliminated this limit primarily due to our improved ability to monetize mobile listener hours. Although we have removed the broad 40 hour per month mobile listening limit, we have implemented other more precise measures that we believe will allow us to better manage the growth of mobile content acquisition costs while minimizing adverse effects on the listener experience, such as adjusting the number of times users can skip songs during a given listening session, as well as optimizing time-based thresholds whereby music will stop playing after a certain length of user inactivity with the service.

We expect to invest heavily in our operations to support anticipated future growth. One of our key objectives is furthering our industry leadership in internet radio, which we believe will strengthen our brand and help us to convince advertisers to allocate spending towards our ad products. As such, a central focus is adding, retaining and engaging listeners to build market share and grow our listener hours. As our business matures, we expect that our revenue growth will exceed the growth in our listener hours. However, we expect to incur annual net losses on a U.S. GAAP basis in the near term because our current strategy is to leverage improvements in gross profit by investing in broadening distribution channels, developing innovative and scalable advertising products, increasing utilization of advertising inventory and building our sales force. These investments are intended to drive further growth in our business through both increased listener hours and monetization of those hours, and as a result we are targeting gradual improvements in gross profit over time. Our planned reinvestment of the resulting incremental gross profit will continue to depress the growth of our bottom line profitability.

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

The table below sets forth our total listener hours for the twelve months ended January 31, 2013, the eleven months ended December 31, 2012 and 2013 and the twelve months ended December 31, 2014.

	Twelve months ended January 31,	Eleven months ended December 31,		Twelve months ended December 31,
	2013	2012	2013	2014
	(in billions)
Listener hours	14.01	12.56	15.31	20.03

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
The table below sets forth our total active users as of December 31, 2013 and 2014.

	As of December 31,
	2013	2014
	(in millions)
Active users	76.2	81.5
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

The table below sets forth our users on an advertising and subscription basis as of December 31, 2013 and 2014.

	As of December 31,
	2013	2014
User type	Users (in millions)
Ad-based active users	73.4	78.5
Subscribers*	3.3	3.6
Total	76.7	82.1
* Includes subscribers that have not used our service within the trailing 30 days to the end of the final calendar month of the period.

The table below sets forth our listener hours on an advertising and subscription basis for the twelve months ended January 31, 2013, the eleven months ended December 31, 2012 and 2013 and the twelve months ended December 31, 2014.

	Twelve months ended January 31,	Eleven months ended December 31,		Twelve months ended December 31,
	2013	2012	2013	2014
User type	Listener hours (in billions)
Ad-based active users	12.88	11.55	13.34	17.58
Subscribers	1.13	1.01	1.97	2.45
Total	14.01	12.56	15.31	20.03

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

Estimated RPMs and LPMs by Platform

We also provide estimates of disaggregated ad RPMs, subscription RPMs, total RPMs and related LPMs for our computer platform as well as our mobile and other connected devices platforms, which we calculate by dividing the estimated revenue and costs generated through the respective platforms by the number of thousands of listener hours of our services delivered through such platforms. While we believe that such disaggregated data provides directional insight for evaluating our efforts to monetize our service, we do not validate such disaggregated data to the level of financial statement reporting. Such data should be seen as indicative only and as management's best estimate.

Period-to-period results should not be regarded as precise nor can they be relied upon as indicative of results for future periods. In addition, as our business matures and in response to technological evolutions, we anticipate that the relevant indicators we monitor for evaluating our business may change.
The table below sets forth our RPMs and LPMs, including total, computer and mobile and other connected devices, on an advertising (“ad”), subscription and total basis for the twelve months ended January 31, 2013, the eleven months ended December 31, 2012 and 2013 and the twelve months ended December 31, 2014.

	Twelve months ended January 31,		Eleven months ended December 31,				Twelve months ended December 31,
	2013		2012		2013		2014
	RPM	LPM*	RPM	LPM*	RPM	LPM*	RPM	LPM*
Advertising
Computer	$53.73	$18.11	$54.51	$17.98	$56.79	$18.94	$62.00	$20.76
Mobile and other connected devices	22.53	17.35	22.80	17.17	31.97	18.63	37.84	20.23
Total advertising	$29.13	$17.51	$29.60	$17.35	$36.70	$18.69	$41.66	$20.31

Subscription
Computer	$45.52	$29.74	$45.39	$29.49	$52.38	$31.83	$60.56	$33.37
Mobile and other connected devices	46.52	29.03	45.77	28.72	57.77	33.87	82.25	37.41
Total subscription	$46.03	$29.37	$45.59	$29.10	$56.27	$33.30	$76.89	$36.41

Total
Total computer	$52.36	$20.05	$52.98	$19.90	$56.01	$21.23	$61.74	$23.02
Total mobile and other connected devices	23.83	17.98	24.03	17.79	34.98	20.41	42.77	22.14
Total	$30.49	$18.47	$30.88	$18.30	$39.22	$20.57	$45.97	$22.28

* Under the Pureplay Settlement, we pay per-performance rates for the streaming of sound recordings for our Pandora One subscription service that are higher than the per-performance rates for our free, advertising-supported service.

Total ad RPMs
For the twelve months ended December 31, 2014 compared to the eleven months ended December 31, 2013, total ad RPMs increased primarily due to an increase in ad RPMs on the mobile and other connected devices platform. Ad RPMs on the mobile and other connected devices platform increased as advertising revenue growth outpaced the growth in advertising listener hours as a result of an increase in the average price per ad sold on that platform, due in part to our increase in relative volume of local ad sales.
For the eleven months ended December 31, 2013 compared to 2012, total ad RPMs increased compared to the respective prior year period as advertising sales growth outpaced the growth in advertising-supported listener hours primarily due to an increase in the number of ads delivered, as well as an increase in the average price per ad. In addition, total ad RPMs benefited from measures we implemented in 2013 to better manage the growth of mobile content acquisition costs while minimizing adverse effects on the listener experience.
Total subscription RPMs
For the twelve months ended December 31, 2014 compared to the eleven months ended December 31, 2013, total subscription RPMs increased as the growth in subscription and other revenue outpaced the growth in subscription listener hours on both the computer and the mobile and other connected devices platforms, primarily due to an increase in the average price per subscriber as a result of the increase in the Pandora One pricing structure. In addition, the changes in subscription RPMs for the twelve months ended December 31, 2014 reflect a $14.2 million increase in subscription revenue in connection with the one-time recognition of the accumulation of deferred revenue related to certain subscriptions purchased through mobile app stores. Refer to “Deferred Revenue” below for further details regarding these mobile subscriptions.

For the eleven months ended December 31, 2013 compared to 2012, total subscription RPMs increased as the growth in subscription and other revenue outpaced the growth in subscription listener hours on both the computer and the mobile and other connected devices platforms.
Total ad LPMs
Total ad LPMs in the twelve months ended December 31, 2014 compared to the eleven months ended December 31, 2013 increased primarily due to scheduled rate increases for sound recording royalties paid to SoundExchange.
Total ad LPMs in the eleven months ended December 31, 2013 compared to 2012 increased primarily due to scheduled rate increases for sound recording royalties paid to SoundExchange.
Total subscription LPMs

Total subscription LPMs in the twelve months ended December 31, 2014 compared to the eleven months ended December 31, 2013 increased primarily due to scheduled rate increases for sound recording royalties paid to SoundExchange.
Total subscription LPMs in the eleven months ended December 31, 2013 compared to 2012 increased primarily due to scheduled rate increases for sound recording royalties paid to SoundExchange.

Basis of Presentation and Results of Operations

The following table presents our results of operations for the periods indicated as a percentage of total revenue. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Twelve months ended January 31,	Eleven months ended December 31,		Twelve months ended December 31,
	2013	2012	2013	2014
Revenue
Advertising	88%	88%	82%	80%
Subscription and other	12	12	18	20
Total revenue	100	100	100	100
Cost of revenue
Cost of revenue—Content acquisition costs	61	59	52	48
Cost of revenue—Other(1)	8	7	7	7
Total cost of revenue	68	67	59	55
Gross profit	32	33	41	45
Operating expenses
Product development(1)	4	4	5	6
Sales and marketing(1)	25	24	28	30
General and administrative(1)	11	11	12	12
Total operating expenses	41	39	45	48
Loss from operations	(9)	(6)	(4)	(3)
Other income (expense), net	—	—	—	—
Loss before provision for income taxes	(9)	(6)	(4)	(3)
Provision for income taxes	—	—	—	—
Net loss	(9)%	(6)%	(5)%	(3)%

(1) Includes stock-based compensation as follows:
Cost of revenue—Other	0.3%	0.3%	0.3%	0.5%
Product development	1.1	1.1	1.5	1.9
Sales and marketing	2.9	2.9	3.4	4.6
General and administrative	1.7	1.8	1.5	2.5

Note: Amounts may not recalculate due to rounding

Revenue

	Eleven months ended December 31,			Eleven months ended December 31,	Twelve months ended December 31,
	2012	2013	$ Change	2013	2014	$ Change
	(in thousands)			(in thousands)
Revenue
Advertising	$343,318	$489,340	$146,022	$489,340	$732,338	$242,998
Subscription and other	46,166	110,893	64,727	110,893	188,464	77,571
Total revenue	$389,484	$600,233	$210,749	$600,233	$920,802	$320,569

Advertising revenue

We generate advertising revenue primarily from audio, display and video advertising, which is typically sold on a cost-per-thousand impressions, or CPM, basis. Advertising campaigns typically range from one to twelve months, and advertisers generally pay us based on the number of delivered impressions or the satisfaction of other criteria, such as click-throughs. We also have arrangements with advertising agencies under which these agencies sell advertising inventory on our service directly to advertisers. We report revenue under these arrangements net of amounts due to agencies. For the twelve months ended January 31, 2013, the eleven months ended December 31, 2012 and 2013 and the twelve months ended December 31, 2014, advertising revenue accounted for 88%, 88%, 82% and 80%, of our total revenue, respectively. We expect that advertising will comprise a substantial majority of revenue for the foreseeable future.

For the twelve months ended December 31, 2014 compared to the eleven months ended December 31, 2013, advertising revenue increased $243.0 million or 50%, primarily due to an approximate 25% increase in the average price per ad sold, due in part to our increase in relative volume of local ad sales and our focus on monetizing mobile inventory, and an approximate 15% increase in the number of ads sold, primarily due to an increase in advertising listener hours. In addition, the remaining increase in advertising revenue was due to the twelve months ended December 31, 2014 having one additional month as compared to the eleven months ended December 31, 2013.

For the eleven months ended December 31, 2013 compared to 2012, advertising revenue increased by $146.0 million or 43%, primarily due to an approximate 30% increase in the number of ads delivered, as well as an increase in the average price per ad of approximately 10%. The increase in the number of ads delivered was primarily due to an increase in total advertising listener hours of approximately 15%, which increased the volume of advertising inventory, as well as an increase in our sales force year-over-year to sell such advertising inventory and an increase in ad capacity per hour of approximately 10%. The increase in the average price per ad was due primarily to changes in the sales distribution mix amongst direct sales, third-party network sales, and other channels and the platform mix between computer and mobile and other connected devices.

Subscription and other revenue

Subscription and other revenue is generated primarily through the sale of Pandora One, a premium version of the Pandora service, which currently includes advertisement-free access and higher audio quality on the devices that support it. Subscription revenue is recognized on a straight-line basis over the duration of the subscription period. For the twelve months ended January 31, 2013, the eleven months ended December 31, 2012 and 2013 and the twelve months ended December 31, 2014, subscription and other revenue accounted for 12%, 12%, 18% and 20% of our total revenue, respectively.

Effective in March 2014, we implemented a change in the pricing structure for Pandora One under which the $36 annual subscription option was eliminated. In addition, effective in May 2014, the monthly pricing option for Pandora One was increased to $4.99 per-month for new subscribers. Existing monthly subscribers who did not lapse maintained the $3.99 per-month pricing structure, and existing annual subscribers who did not lapse were migrated to the $3.99 per-month monthly pricing structure. Effective in December 2014, we reinstated the annual subscription option at $54.89 per year.

For the twelve months ended December 31, 2014 compared to the eleven months ended December 31, 2013, subscription revenue increased $77.6 million or 70%, primarily due to an approximate 25% increase in the average price per subscription as a result of the change in the Pandora One pricing structure and due to an approximate 10% increase in the number of subscribers. The increase in subscription revenue for the twelve months ended December 31, 2014 was also due to a $14.2 million increase in subscription revenue in connection with the one-time recognition of the accumulation of deferred revenue related to certain subscriptions purchased through mobile app stores. Refer to “Deferred Revenue” below for further details regarding these mobile subscriptions. In addition, the remaining increase in subscription revenue was due to the twelve months ended December 31, 2014 having one additional month as compared to the eleven months ended December 31, 2013.

For the eleven months ended December 31, 2013 compared to 2012, subscription and other revenue increased by $64.7 million, or 140%, due to an increase in the number of subscribers, partially driven by the implementation of the mobile listening limit, which was implemented in March 2013 and eliminated in September 2013.

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

We were required to defer revenue for certain subscriptions purchased through mobile app stores that contained refund rights until the refund rights lapsed or until we developed sufficient operating history to estimate a return reserve. As of December 31, 2013, we had deferred all revenue related to these mobile subscriptions subject to refund rights totaling approximately $14.2 million, as we did not have sufficient transaction history to estimate a return reserve. Beginning in January 2014, we had sufficient transaction history that enabled us to estimate future returns. Accordingly, in January 2014, we began recording revenue related to these mobile subscriptions net of estimated returns. This resulted in a one-time increase in subscription revenue in the three months ended March 31, 2014 of approximately $14.2 million, as the previously deferred revenue was recognized. As of December 31, 2014, the deferred revenue related to the return reserve was not significant.

Deferred revenue in our consolidated balance sheet as of December 31, 2014 decreased as compared to December 31, 2013 in connection with the one-time recognition of the accumulation of deferred revenue related to certain subscriptions purchased through mobile app stores in the three months ended March 31, 2014. In addition, deferred revenue also decreased due to the elimination of the annual pricing option from March through December 2014, as we collected less cash upfront under the one-month subscription period as opposed to the twelve-month subscription period under the annual subscription option.

Costs and Expenses

Cost of revenue consists of cost of revenue—content acquisition costs and cost of revenue—other. Our operating expenses consist of product development, sales and marketing and general and administrative costs. Cost of revenue—content acquisition costs are the most significant component of our costs and expenses, followed by employee-related costs, which include stock-based compensation expenses. We expect to continue to hire additional employees in order to support our anticipated growth and our product development initiatives. In any particular period, the timing of additional hires could materially affect our cost of revenue and operating expenses, both in absolute dollars and as a percentage of revenue. We anticipate that our costs and expenses will increase in the future.

Cost of revenue—Content acquisition costs

	Eleven months ended December 31,			Eleven months ended December 31,	Twelve months ended December 31,
	2012	2013	$ Change	2013	2014	$ Change
	(in thousands)			(in thousands)
Cost of revenue—Content acquisition costs	$230,731	$314,866	$84,135	$314,866	$446,377	$131,511

Content acquisition costs as a percentage of advertising revenue by platform

	Twelve months ended January 31,	Eleven months ended December 31,		Twelve months ended December 31,
	2013	2012	2013	2014
Computer	35%	34%	34%	34%
Mobile and other connected devices	76%	75%	58%	53%

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

For the twelve months ended December 31, 2014 compared to the eleven months ended December 31, 2013, content acquisition costs increased $131.5 million or 42%, primarily due to an approximate 20% increase in listener hours and scheduled royalty rate increases of 8%. In addition, the remaining increase in content acquisition costs was due to the twelve months ended December 31, 2014 having one additional month as compared to the eleven months ended December 31, 2013. Content acquisition costs as a percentage of total revenue decreased from 52% to 48%, primarily due to an increase in advertising revenue and a $14.2 million increase in subscription revenue in connection with the one-time recognition of the accumulation of deferred revenue related to certain subscriptions purchased through mobile app stores. Refer to “Deferred Revenue” above for further details regarding these mobile subscriptions. Estimated content acquisition costs as a percentage of the advertising revenue attributable to our computer platform were 34% in both the eleven months ended December 31, 2013 and the twelve months ended December 31, 2014, primarily due to an increase in advertising revenue on the computer platform as a result of an increase in the average price per ad sold, offset by scheduled rate increases. Estimated content acquisition costs as a percentage of the advertising revenue attributable to our mobile and other connected devices platform decreased from 58% to 53%, primarily due to an increase in advertising revenue on the mobile and other connected devices platform as a result of an increase in the average price per ad sold and an increase in the number of ads sold. The decrease in estimated content acquisition costs as a percentage of the advertising revenue attributable to our mobile and other connected devices platform was also due to the effect of measures we have adopted to manage the growth of mobile content acquisition costs while minimizing adverse effects on the listener experience, such as adjusting the number of times users can skip songs during a given listening session, as well as optimizing time-based thresholds whereby music will stop playing after a certain length of user inactivity with the service, partially offset by scheduled rate increases.

For the eleven months ended December 31, 2013 compared to 2012, content acquisition costs increased by $84.1 million or 36%, due to increased listener hours, higher royalty rates due to scheduled rate increases and increased revenue. Content acquisition costs as a percentage of total revenue decreased from 59% to 52%, primarily due to an increase in advertising sales and the effect of measures we have adopted to manage the growth of mobile content acquisition costs while minimizing adverse effects on the listener experience, partially offset by scheduled rate increases. Estimated content acquisition costs as a percentage of the advertising revenue attributable to our computer platform were 34% in both the eleven months ended December 31, 2012 and 2013, primarily due to increases in advertising sales on that platform that were offset by scheduled rate increases. Estimated content acquisition costs as a percentage of the advertising revenue attributable to our mobile and other connected devices platforms decreased from 75% to 58%, primarily due to an increase in advertising sales on those platforms and the effect of measures we have adopted to manage the growth of mobile content acquisition costs while minimizing adverse effects on the listener experience, partially offset by scheduled rate increases.

Cost of revenue—Other

	Eleven months ended December 31,			Eleven months ended December 31,	Twelve months ended December 31,
	2012	2013	$ Change	2013	2014	$ Change
	(in thousands)			(in thousands)
Cost of revenue—Other	$28,988	$42,217	$13,229	$42,217	$61,627	$19,410

Cost of revenue—Other consists primarily of hosting and ad serving costs, employee-related costs and other costs of ad sales. Hosting and ad serving costs consist of content streaming, maintaining our internet radio service and creating and serving advertisements through third-party ad servers. We make payments to third-party ad servers for the period the advertising impressions are delivered or click-through actions occur, and accordingly, we record this as a cost of revenue in the related period. Employee-related costs include salaries and benefits associated with supporting hosting and ad serving functions. Other costs of ad sales include costs related to music events that are sold as part of advertising arrangements.

For the twelve months ended December 31, 2014 compared to the eleven months ended December 31, 2013, cost of revenue—other increased $19.4 million or 46%, primarily due to a $5.6 million increase in employee-related costs and a $1.7 million increase in facilities and equipment expenses, both of which were driven by an approximate 20% increase in headcount, a $4.2 million increase in ad serving and hosting costs driven by an increase in listener hours and a $2.3 million increase in other costs of ad sales related to events sold as part of advertising arrangements. In addition, the remaining increase in cost of revenue—other was due to the twelve months ended December 31, 2014 having one additional month as compared to the eleven months ended December 31, 2013.

For the eleven months ended December 31, 2013 compared to 2012, cost of revenue—other increased by $13.2 million or 46%, primarily due to an $8.5 million increase in ad serving costs and hosting costs driven by an increase in advertising revenue and listener hours, a $2.8 million increase in employee-related costs and a $2.2 million increase in facilities and equipment expenses, both of which were driven by an increase in headcount.

Gross profit

	Eleven months ended December 31,			Eleven months ended December 31,	Twelve months ended December 31,
	2012	2013	$ Change	2013	2014	$ Change
	(in thousands)			(in thousands)
Gross profit
Total revenue	$389,484	$600,233	$210,749	$600,233	$920,802	$320,569
Total cost of revenue	259,719	357,083	97,364	357,083	508,004	150,921
Gross profit	$129,765	$243,150	$113,385	$243,150	$412,798	$169,648
Gross margin	33%	41%		41%	45%

For the twelve months ended December 31, 2014 compared to the eleven months ended December 31, 2013, gross profit increased by $169.6 million or 70%, primarily due to an increase in advertising revenue as a result of an increase in the average price per ad sold and an increase in the number of ads sold. In addition, the remaining increase in gross profit was due to the twelve months ended December 31, 2014 having one additional month as compared to the eleven months ended December 31, 2013. Gross margin increased from 41% to 45% as the growth in revenue outpaced the growth in content acquisition costs primarily due to an increase in advertising revenue and the effect of measures we have adopted to manage the growth of mobile content acquisition costs while minimizing adverse effects on the listener experience, such as adjusting the number of times users can skip songs during a given listening session, as well as optimizing time-based thresholds whereby music will stop playing after a certain length of user inactivity with the service. The increase in gross margin was also due to an increase in subscription and other revenue driven by a $14.2 million increase in connection with the one-time recognition of the accumulation of deferred revenue related to certain subscriptions purchased through mobile app stores. Refer to “Deferred Revenue” above for further details regarding these mobile subscriptions.

For the eleven months ended December 31, 2013 compared to 2012, gross profit increased by $113.4 million or 87%, primarily due to an increase in advertising revenue as a result of an increase in the number of ads delivered. Gross margin increased from 33% to 41% as the growth in advertising revenue outpaced the growth in content acquisition costs primarily due to an increase in the number of ads delivered and the effect of the measures we adopted to manage the growth of mobile content acquisition costs.

Product development

	Eleven months ended December 31,			Eleven months ended December 31,	Twelve months ended December 31,
	2012	2013	$ Change	2013	2014	$ Change
	(in thousands)			(in thousands)
Product development	$16,901	$31,294	$14,393	$31,294	$53,153	$21,859

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

For the twelve months ended December 31, 2014 compared to the eleven months ended December 31, 2013, product development expenses increased $21.9 million or 70%, primarily due to a $17.0 million increase in employee-related costs and a $1.1 million increase in facilities and equipment expenses, both of which were driven by an approximate 35% increase in headcount. In addition, the remaining increase in product development expenses was due to the twelve months ended December 31, 2014 having one additional month as compared to the eleven months ended December 31, 2013.

For the eleven months ended December 31, 2013 compared to 2012, product development expenses increased by $14.4 million or 85%, primarily due to a $13.2 million increase in employee-related costs and a $1.3 million increase in facilities and equipment expenses, both of which were driven by an increase in headcount.

Sales and marketing

	Eleven months ended December 31,			Eleven months ended December 31,	Twelve months ended December 31,
	2012	2013	$ Change	2013	2014	$ Change
	(in thousands)			(in thousands)
Sales and marketing	$94,212	$169,005	$74,793	$169,005	$277,330	$108,325

Sales and marketing consists primarily of employee-related costs, including salaries, commissions and benefits related to employees in sales, sales support and marketing departments. In addition, sales and marketing expenses include transaction processing commissions on subscription purchases through mobile app stores, external sales and marketing expenses such as brand marketing and customer acquisition costs, public relations expenses, costs related to music events, agency platform and media measurement expenses, facilities-related expenses and infrastructure costs. We expect sales and marketing expenses to increase as we hire additional personnel to build out our sales and sales support teams, particularly as we continue to build out our local market sales team. While we have historically relied on the success of viral marketing to expand consumer awareness of our service, in 2014 we began to launch marketing campaigns to increase consumer awareness and expand our listener base. We anticipate that we will continue to utilize these types of marketing campaigns in the future.

For the twelve months ended December 31, 2014 compared to the eleven months ended December 31, 2013, sales and marketing expenses increased $108.3 million or 64%, primarily due to a $61.0 million increase in employee-related costs and a $3.5 million increase in facilities and equipment expenses, both of which were driven by an approximate 30% increase in headcount, a $10.3 million increase in brand marketing and customer acquisition costs, a $9.0 million increase in transaction processing commissions on subscription purchases through mobile app stores, a $2.3 million increase in agency platform and media measurement expenses, a $1.9 million increase in music events expenses and a $1.2 million increase in public relations expenses. In addition, the remaining increase in sales and marketing expenses was due to the twelve months ended December 31, 2014 having one additional month as compared to the eleven months ended December 31, 2013.

For the eleven months ended December 31, 2013 compared to 2012, sales and marketing expenses increased by $74.8 million or 79%, primarily due to a $44.9 million increase in employee-related costs and a $5.0 million increase in facilities and equipment expenses, both of which were primarily driven by an increase in headcount, a $16.1 million increase in transaction processing fees for subscription purchases through mobile app stores and a $9.1 million increase in marketing expenses.

General and administrative

	Eleven months ended December 31,			Eleven months ended December 31,	Twelve months ended December 31,
	2012	2013	$ Change	2013	2014	$ Change
	(in thousands)			(in thousands)
General and administrative	$42,716	$69,300	$26,584	$69,300	$112,443	$43,143

General and administrative consists primarily of employee-related costs, including salaries and benefits for finance, accounting, legal, internal information technology and other administrative personnel. In addition, general and administrative expenses include professional services costs for outside legal and accounting services, facilities-related expenses, infrastructure costs and credit card fees. We expect general and administrative expenses to increase in future periods as we continue to invest in corporate infrastructure, including adding personnel and systems to our administrative functions.

For the twelve months ended December 31, 2014 compared to the eleven months ended December 31, 2013, general and administrative expenses increased $43.1 million or 62%, primarily due to a $23.1 million increase in employee-related costs and a $3.3 million increase in facilities and equipment expenses, both of which were driven by an approximate 40% increase in headcount, a $5.5 million increase in professional services costs primarily due to royalty-related legal matters, a $1.2 million increase in credit card fees and a $1.0 million increase in infrastructure costs. In addition, the remaining increase in general and administrative expenses was due to the twelve months ended December 31, 2014 having one additional month as compared to the eleven months ended December 31, 2013.

For the eleven months ended December 31, 2013 compared to 2012, general and administrative expenses increased by $26.6 million or 62%, primarily due to an $11.7 million increase in professional fees, a $10.5 million increase in employee-related costs and a $2.1 million increase in facilities and equipment expenses, both of which were primarily driven by an increase in headcount.

Provision for (benefit from) income taxes

We have historically been subject to income taxes only in the United States. As we expand our operations outside the United States, we become subject to taxation based on the foreign statutory rates and our effective tax rate could fluctuate accordingly.

Our provision for (benefit from) income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted statutory income tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.

Liquidity and Capital Resources

As of December 31, 2014, we had cash, cash equivalents and investments totaling $458.8 million, which consisted of cash and money market funds held at major financial institutions, commercial paper, investment-grade corporate debt securities and U.S. government and government agency debt securities.

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

Our principal uses of cash during the twelve months ended December 31, 2014 were funding our operations, as described below, and capital expenditures.

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

Our Indebtedness

In May 2011, we entered into a $30.0 million credit facility with a syndicate of financial institutions. In September 2013, we amended this credit facility. The amendment increased the aggregate commitment amount from $30.0 million to $60.0 million, extended the maturity date from May 12, 2015 to September 12, 2018 and decreased the interest rate on borrowings. Refer to Note 8 “Debt Instruments” in the Notes to Consolidated Financial Statements for further details regarding our credit facility.

In July 2013, we borrowed approximately $10.0 million from the credit facility to enhance our working capital position. This amount was paid off in full in August 2013. We had no outstanding borrowings as of December 31, 2014.

Capital Expenditures

Consistent with previous periods, future capital expenditures will primarily focus on acquiring additional hosting and general corporate infrastructure. Our access to capital is adequate to meet our anticipated capital expenditures for our current plans.

Historical Trends

The following table summarizes our cash flow data for the twelve months ended January 31, 2013, the eleven months ended December 31, 2012 and 2013 and the twelve months ended December 31, 2014.

	Twelve months ended January 31,	Eleven months ended December 31,		Twelve months ended December 31,
	2013	2012	2013	2014
	(in thousands)
Net cash provided by (used in) operating activities	$(250)	$1,702	$(2,986)	$21,029
Net cash provided by (used in) investing activities	15,185	8,235	(211,919)	(112,200)
Net cash provided by financing activities	6,669	5,877	394,997	21,661

Operating activities

In the twelve months ended December 31, 2014, net cash provided by operating activities was $21.0 million and primarily consisted of non-cash charges of $105.3 million, primarily related to $87.1 million in stock-based compensation charges, offset by an increase in accounts receivable of $54.4 million driven by an increase in revenue and our net loss of $30.4 million. Net cash provided by operating activities also included a $28.2 million decrease in deferred revenue from December 31, 2013, primarily due to the one-time recognition of the accumulation of deferred revenue related to certain subscriptions purchased through mobile app stores of $14.2 million and due to a decrease in deferred revenue as a result of the elimination of the annual subscription option from March through December 2014, as we collected less cash upfront under the one-month subscription period as opposed to the twelve-month subscription period under the annual subscription option. Cash provided by operating activities increased $24.0 million from the eleven months ended December 31, 2013, primarily due to a $47.0 million increase in stock-based compensation expense as a result of an increase in headcount, offset by a $3.4 million increase in our net loss.

In the eleven months ended December 31, 2013, net cash used in operating activities was $3.0 million, including our net loss of $27.0 million, which was offset by non-cash charges of $50.6 million primarily related to $40.0 million in stock‑based compensation expense. Net cash used in operating activities benefited from a $13.4 million increase in deferred revenue from the prior period primarily due to an increase in subscriptions, partially driven by the temporary implementation of the mobile listening limit and an increase in accrued royalties of $13.0 million due to schedule rate increases, offset by a $60.6 million increase in accounts receivable driven by an increase in revenue.

In the eleven months ended December 31, 2012, net cash provided by operating activities was $1.7 million, primarily due to non-cash charges of $31.5 million primarily related to $23.3 million in stock‑based compensation expense, offset by our net loss of $24.5 million. Net cash provided by operating activities benefited from an increase in accrued royalties of $17.5 million due to schedule rate increases and a $10.3 million increase in deferred revenue primarily due to an increase in customers purchasing subscriptions for Pandora One, offset by an increase in accounts receivable of $43.5 million driven by an increase in revenue.

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

Investing activities

In the twelve months ended December 31, 2014, net cash used in investing activities was $112.2 million, primarily due to $340.7 million of purchases of investments and $30.0 million of capital expenditures for leasehold improvements and server equipment, partially offset by $258.5 million in maturities of investments.

In the eleven months ended December 31, 2013, net cash used in investing activities was $211.9 million, primarily due to $224.5 million for purchases of investments, $21.2 million for capital expenditures for server equipment and leasehold improvements and $8.0 million for the purchase of patents, offset by $42.2 million in maturities of short-term investments.

In the eleven months ended December 31, 2012, net cash provided by investing activities was $8.2 million, primarily consisting of $79.6 million in maturities of short-term investments offset by $59.6 million for the purchases of investments.

In the twelve months ended January 31, 2013, net cash provided by investing activities was $15.2 million, primarily consisting of $87.9 million in maturities of short-term investments, offset by $65.2 million for the purchases of investments.

Financing activities

In the twelve months ended December 31, 2014, net cash provided by financing activities was $21.7 million, primarily consisting of $16.9 million in proceeds from the exercise of stock options and $6.4 million in proceeds from our employee stock purchase plan.

In the eleven months ended December 31, 2013, net cash provided by financing activities was $395.0 million, primarily consisting of net proceeds from the follow-on public equity offering of $378.7 million and cash proceeds from the issuance of common stock of $16.8 million.

In the eleven months ended December 31, 2012, net cash provided by financing activities was $5.9 million, primarily consisting of proceeds from the issuance of common stock.

In the twelve months ended January 31, 2013, net cash provided by financing activities was $6.7 million, primarily consisting of proceeds from the issuance of common stock.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2014:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
	(in thousands)
Purchase obligations	$9,950	$8,050	$1,900	$—	$—
Operating lease obligations	72,837	11,130	22,048	19,119	20,540
Total	$82,787	$19,180	$23,948	$19,119	$20,540

Purchase Obligation

Our purchase obligations represent a non-cancelable royalty-related contractual obligation at December 31, 2014 which is recoupable against future royalty payments in the amount of $5.0 million and a non-cancelable royalty-related contractual obligation at December 31, 2014, which is not recoupable against future royalty payments in the amount of $5.0 million.

Operating Lease Obligation

Subsequent to December 31, 2014, we entered into a sublease agreement to increase our leased space at our corporate headquarters in Oakland, California. This agreement is expected to result in an additional operating lease obligation of approximately $7.6 million through 2020. This obligation is not included in the table above.

Off-Balance Sheet Arrangements

As of December 31, 2013 and 2014, we did not have any off-balance sheet arrangements.

Business Trends

Our operating results fluctuate from quarter to quarter as a result of a variety of factors. We expect our operating results to continue to fluctuate in future quarters.

Our results reflect the effects of seasonal trends in listener and advertising behavior. We expect to experience both higher advertising sales due to greater advertiser demand during the holiday season and increased usage due to the popularity of holiday music during the last three months of each calendar year. In addition, we expect to experience lower advertising sales in the first three months of each calendar year due to reduced advertiser demand and increased usage due to increased use of media-streaming devices received as gifts during the holiday season. We believe these seasonal trends have affected, and will continue to affect our operating results, particularly as increases in content acquisition costs from increased usage are not offset by increases in advertising sales in the first calendar quarter.

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

We changed our fiscal year to the calendar twelve months ended December 31 to align with the advertising industry’s business cycle, effective beginning with the period ended on December 31, 2013. The results of our fiscal quarters prior to 2014 (three months ended April 30, July 31, October 31 and January 31 of each year) reflect the same effects of the seasonal trends on advertising revenue discussed above for calendar periods, except that the impact of these advertising sales-related trends on our fiscal results was not as pronounced due to the inclusion of January instead of October in our fourth fiscal quarter.

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

We have invested in building a local advertising sales force in major radio markets and as of December 31, 2014, we had 111 local sellers in 37 markets in the United States. As a result, we experienced an increase in local advertising revenue as a percentage of total advertising revenue in the twelve months ended December 31, 2014 compared to the eleven months ended December 31, 2013, and we intend to continue investing to extend our local market presence for the foreseeable future.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. We believe that our critical accounting policies reflect the most significant estimates and assumptions used in the preparation of the consolidated financial statements.

We believe that the assumptions and estimates associated with our royalties for performance rights of musical works, advertising revenue, subscription and other revenue and stock based compensation and the valuation of stock option grants have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Royalties for Performance Rights of Musical Works

We incur royalty expenses from our public performance of musical works. This includes royalties that we pay for public performance rights to the owners of those musical works or their agents, such as ASCAP, BMI, SESAC and individual publishers. In 2010 and 2012, we elected to terminate our agreements with ASCAP and BMI, respectively. Ongoing rate court proceedings, the purported withdrawal of certain performance rights with respect to certain musical works by certain music publishers from the ASCAP and BMI catalogs, and our entry into a local marketing agreement to program KXMZ-FM, in part to allow Pandora to qualify for the current ASCAP and BMI license agreements available to owners of one or more commercial radio stations, have highlighted uncertainties for the royalty rates payable to these organizations and to musical copyright owners. We record a liability for public performance royalties based on our best estimate of the amount owed to each licensor, PROs or individual copyright owners, based on historical rates, third-party evidence and legal developments consistent with our past practices. For each quarterly period, we evaluate our estimates to assess the adequacy of recorded liabilities. If actual royalty rates differ from estimates, revisions to the estimated royalty liabilities may be required, which could materially affect our results of operations.

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

We were required to defer revenue for certain subscriptions purchased through mobile app stores that contained refund rights until the refund rights lapsed or until we developed sufficient operating history to estimate a return reserve. As of December 31, 2013, we had deferred all revenue related to these mobile subscriptions subject to refund rights totaling approximately $14.2 million, as we did not have sufficient history to estimate a return reserve. Beginning in January 2014, we had sufficient historic transactional information which enabled us to estimate future returns. Accordingly, in January 2014, we began recording revenue related to these mobile subscriptions net of estimated returns. This change resulted in a one-time increase in subscription revenue in the three months ended March 31, 2014 of approximately $14.2 million, as the previously deferred revenue was recognized. As of December 31, 2014, the deferred revenue related to the return reserve was not significant.

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

Interest Rate Fluctuation Risk

Our exposure to interest rates relates to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments. In May 2011, we entered into a $30 million credit facility with a syndicate of financial institutions. In September 2013, we amended this credit facility. The amendment increased the aggregate commitment amount from $30.0 million to $60.0 million, extended the maturity date from May 12, 2015 to September 12, 2018 and decreased the interest rate on borrowings. Refer to Note 8 “Debt Instruments” in the Notes to Consolidated Financial Statements for further details regarding our credit facility. Any outstanding borrowings under the credit facility bear a variable interest rate and therefore the interest we pay as well as the fair value of our outstanding borrowings will fluctuate as changes occur in certain benchmark interest rates. As of December 31, 2014, we had no amounts drawn under the credit facility and had $1.1 million in outstanding letters of credit.

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Approximately 27% of our portfolio consists of cash and cash equivalents that have a relatively short maturity, and a fair value relatively insensitive to interest rate changes. Our available-for-sale investments consist of corporate debt securities, commercial paper and U.S. government and government agency debt securities which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. Based on a sensitivity analysis, we have determined that a hypothetical 100 basis points increase in interest rates would have resulted in a decrease in the fair values of our investments of approximately $2.3 million as of December 31, 2014. Such losses would only be realized if we sold the investments prior to maturity. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PANDORA MEDIA, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Pandora Media, Inc.

We have audited the accompanying consolidated balance sheets of Pandora Media, Inc. as of December 31, 2013 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the twelve months ended January 31, 2013, the eleven months ended December 31, 2013 and the twelve months ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pandora Media, Inc. at December 31, 2013 and 2014, and the consolidated results of its operations and its cash flows for the twelve months ended January 31, 2013, the eleven months ended December 31, 2013 and the twelve months ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pandora Media, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 11, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California
February 11, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Pandora Media, Inc.

We have audited Pandora Media, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Pandora Media, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Pandora Media, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of Pandora Media, Inc. and our report dated February 11, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California
February 11, 2015

Pandora Media, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	As of December 31,
	2013	2014
Assets
Current assets
Cash and cash equivalents	$245,755	$175,957
Short-term investments	98,662	178,631
Accounts receivable, net of allowance of $1,272 at December 31, 2013 and $1,218 at December 31, 2014	164,023	218,437
Prepaid expenses and other current assets	10,343	15,389
Total current assets	518,783	588,414
Long-term investments	105,686	104,243
Property and equipment, net	35,151	42,921
Other long-term assets	13,715	13,712
Total assets	$673,335	$749,290
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$14,413	$10,825
Accrued liabilities	14,881	15,754
Accrued royalties	66,110	73,693
Deferred revenue	42,650	14,412
Accrued compensation	17,952	34,476
Total current liabilities	156,006	149,160
Other long-term liabilities	9,098	16,773
Total liabilities	165,104	165,933
Stockholders’ equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized: 195,395,940 shares issued and outstanding at December 31, 2013 and 209,071,488 at December 31, 2014	20	21
Additional paid-in capital	675,103	781,009
Accumulated deficit	(166,591)	(196,997)
Accumulated other comprehensive loss	(301)	(676)
Total stockholders’ equity	508,231	583,357
Total liabilities and stockholders’ equity	$673,335	$749,290

The accompanying notes are an integral part of the consolidated financial statements.

Pandora Media, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Twelve months ended January 31,	Eleven months ended December 31,		Twelve months ended December 31,
	2013	2012	2013	2014
		(unaudited)
Revenue
Advertising	$375,218	$343,318	$489,340	$732,338
Subscription and other	51,927	46,166	110,893	188,464
Total revenue	427,145	389,484	600,233	920,802
Cost of revenue
Cost of revenue—Content acquisition costs	258,748	230,731	314,866	446,377
Cost of revenue—Other	32,282	28,988	42,217	61,627
Total cost of revenue	291,030	259,719	357,083	508,004
Gross profit	136,115	129,765	243,150	412,798
Operating expenses
Product development	18,901	16,901	31,294	53,153
Sales and marketing	107,373	94,212	169,005	277,330
General and administrative	47,543	42,716	69,300	112,443
Total operating expenses	173,817	153,829	269,599	442,926
Loss from operations	(37,702)	(24,064)	(26,449)	(30,128)
Other income (expense), net	(441)	(401)	(474)	306
Loss before provision for (benefit from) income taxes	(38,143)	(24,465)	(26,923)	(29,822)
Provision for (benefit from) income taxes	(5)	3	(94)	(584)
Net loss	$(38,148)	$(24,462)	$(27,017)	$(30,406)
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	168,294	167,956	180,968	205,273
Net loss per share, basic and diluted	$(0.23)	$(0.15)	$(0.15)	$(0.15)

The accompanying notes are an integral part of the consolidated financial statements.

Pandora Media, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Twelve months ended January 31,	Eleven months ended December 31,	Twelve months ended December 31,
	2013	2013	2014

Net loss	$(38,148)	$(27,017)	$(30,406)
Change in foreign currency translation adjustment	(3)	(42)	(184)
Change in net unrealized losses on marketable securities	2	(253)	(191)
Other comprehensive loss	(1)	(295)	(375)
Total comprehensive loss	$(38,149)	$(27,312)	$(30,781)

The accompanying notes are an integral part of the consolidated financial statements.

Pandora Media, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Amount
Balances as of January 31, 2012	163,569,361	$16	$205,955	$(5)	$(101,426)	$104,540
Issuance of common stock upon exercise of stock options	8,408,842	1	7,305	—	—	7,306
Stock-based compensation	—	—	25,500	—	—	25,500
Vesting of restricted stock units	400,112	—	—	—	—	—
Share cancellations to satisfy tax withholding on vesting of restricted stock units	(18,340)	—	(208)	—	—	(208)
Issuance of common stock in connection with preferred stock warrant exercise	146,076	—	—	—	—	—
Components of comprehensive loss:						—
Net loss	—	—	—	—	(38,148)	(38,148)
Other comprehensive loss	—	—	—	(1)	—	(1)
Balances as of January 31, 2013	172,506,051	$17	$238,552	$(6)	$(139,574)	$98,989
Issuance of common stock upon exercise of stock options	5,659,377	1	18,355	—	—	18,356
Issuance of common stock in connection with secondary offering, net issuance costs	15,730,000	2	378,635	—	—	378,637
Stock-based compensation	—	—	40,041	—	—	40,041
Vesting of restricted stock units	1,520,516	—	—	—	—	—
Share cancellations to satisfy tax withholding on vesting of restricted stock units	(20,004)	—	(480)	—	—	(480)
Components of comprehensive loss:						—
Net loss	—	—	—	—	(27,017)	(27,017)
Other comprehensive loss	—	—	—	(295)	—	(295)
Balances as of December 31, 2013	195,395,940	$20	$675,103	$(301)	$(166,591)	$508,231
Issuance of common stock upon exercise of stock options	10,437,509	1	17,115	—	—	17,116
Stock-based compensation	—	—	87,055	—	—	87,055
Vesting of restricted stock units	3,169,456	—	—	—	—	—
Share cancellations to satisfy tax withholding on vesting of restricted stock units	(73,682)	—	(2,019)	—	—	(2,019)
Stock issued under employee stock purchase plan	142,265	—	3,407	—	—	3,407
Excess tax benefit from stock-based awards	—	—	348	—	—	348
Components of comprehensive loss:
Net loss	—	—	—	—	(30,406)	(30,406)
Other comprehensive loss	—	—	—	(375)	—	(375)
Balances as of December 31, 2014	209,071,488	$21	$781,009	$(676)	$(196,997)	$583,357

The accompanying notes are an integral part of the consolidated financial statements.

Pandora Media, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Twelve months ended January 31,	Eleven months ended December 31,		Twelve months ended December 31,
	2013	2012	2013	2014
		(unaudited)
Operating activities
Net loss	$(38,148)	$(24,462)	$(27,017)	$(30,406)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	7,076	6,406	10,112	15,431
Loss on retirement of fixed assets	23	23	—	105
Stock-based compensation	25,500	23,283	40,041	87,055
Amortization of premium on investments	360	329	237	2,833
Amortization of debt issuance costs	264	242	220	197
Excess tax benefit from stock-based awards	—	—	—	(348)
Changes in assets and liabilities
Accounts receivable	(36,672)	(43,487)	(60,613)	(54,414)
Prepaid expenses and other assets	(3,752)	(2,189)	(7,891)	(9,219)
Accounts payable and accrued liabilities	4,963	10,419	17,352	12,520
Accrued royalties	19,261	17,525	13,027	7,608
Accrued compensation	9,598	2,085	(3,393)	13,736
Deferred revenue	10,034	10,285	13,384	(28,238)
Reimbursement of cost of leasehold improvements	1,243	1,243	1,555	4,169
Net cash provided by (used in) operating activities	(250)	1,702	(2,986)	21,029
Investing activities
Purchases of property and equipment	(7,580)	(11,809)	(21,180)	(30,039)
Purchases of patents	—	—	(8,000)	—
Purchases of investments	(65,168)	(59,559)	(224,549)	(340,679)
Proceeds from maturities of investments	87,933	79,603	42,210	258,518
Payments related to acquisition	—	—	(400)	—
Net cash provided by (used in) investing activities	15,185	8,235	(211,919)	(112,200)
Financing activities
Borrowings under debt arrangements	—	—	10,000	—
Repayments of debt	—	—	(10,000)	—
Payment of debt issuance costs in connection with the debt refinancing	—	—	(450)	—
Proceeds from follow-on offering, net of issuance costs	—	—	378,654	—
Proceeds from exercise of stock options	6,669	5,877	17,273	16,894
Tax payments from net share settlements of restricted stock units	—	—	(480)	(2,019)
Excess tax benefit from stock-based awards	—	—	—	348
Proceeds from employee stock purchase plan	—	—	—	6,438
Net cash provided by financing activities	6,669	5,877	394,997	21,661
Effect of exchange rate changes on cash and cash equivalents	(5)	(1)	(62)	(288)
Net increase (decrease) in cash and cash equivalents	21,599	15,813	180,030	(69,798)
Cash and cash equivalents at beginning of period	44,126	44,126	65,725	245,755
Cash and cash equivalents at end of period	$65,725	$59,939	$245,755	$175,957
Supplemental disclosures of cash flow information
Cash paid during the period for income taxes	$—	$—	$26	$164
Cash paid during the period for interest	$289	$283	$18	$314
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$1,952	$726	$7,910	$751

The accompanying notes are an integral part of the consolidated financial statements.

Pandora Media, Inc.
 Notes to Consolidated Financial Statements

1.                       Description of Business and Basis of Presentation

Pandora Media, Inc. provides an internet radio service offering a personalized experience for each listener wherever and whenever they want to listen to radio on a wide range of smartphones, tablets, computers and car audio systems, as well as a range of other internet-connected devices. We have pioneered a new form of radio—one that uses intrinsic qualities of music to initially create stations and then adapts playlists in real-time based on the individual feedback of each listener. We generate a majority of our revenue by offering local and national advertisers an opportunity to deliver targeted messages to our listeners using a combination of audio, display and video advertisements. We also generate revenue by offering a paid subscription service which we call Pandora One. We were incorporated as a California corporation in January 2000 and reincorporated as a Delaware corporation in December 2010. Our principal operations are located in the United States; we also operate in Australia and New Zealand.

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

Certain changes in presentation have been made to conform the prior period presentation to current period reporting. Our statements of operations now include the presentation of gross profit, which is calculated as total revenue less cost of revenue. In addition, we have reclassified certain software license fees, facilities-related expenses and depreciation expenses among the general and administrative, cost of revenue—other, sales and marketing and product development lines in our consolidated statements of operations. Furthermore, we have reclassified certain compensation-related amounts from the accrued liabilities line item to the accrued compensation line item of our consolidated balance sheets and our consolidated statements of cash flows.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates are used in several areas including, but not limited to determining accrued royalties, selling prices for elements sold in multiple-element arrangements, the allowance for doubtful accounts, the fair market value of stock options and the impact of forfeitures on stock-based compensation, the provision for (benefit from) income taxes and the subscription return reserve. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements could be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

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

Fiscal year

We changed our fiscal year from the twelve months ending January 31 to the calendar twelve months ending December 31, effective beginning with the year ended December 31, 2013. As a result of this change, our prior fiscal year was an eleven-month transition period ended on December 31, 2013. In these consolidated statements, including the notes thereto, the current year financial results ended December 31, 2014 are for a twelve-month period. Audited results for the periods ended

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

December 31, 2013 and January 31, 2013 are for an eleven-month period and a twelve-month period. In addition, the accompanying consolidated statements of operations and consolidated statements of cash flows include unaudited comparative amounts for the eleven-month period ended December 31, 2012. These unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP. In our opinion, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our results of operations and our cash flows for the eleven months ended December 31, 2012.

All references herein to a fiscal year prior to December 31, 2013 refer to the twelve months ended January 31 of such year, and references to the first, second, third and fourth fiscal quarters ended prior to November 1, 2013 refer to the three months ended April 30, July 31, October 31 and January 31, respectively.

All references herein to a fiscal year subsequent to December 31, 2013 refer to the twelve months ended December 31 of such year, and references to the first, second, third and fourth fiscal quarters ended subsequent to November 1, 2013 refer to the three months ended March 31, June 30, September 30 and December 31, respectively.

2.                       Summary of Significant Accounting Policies

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

Subscription and other revenue. Subscription and other revenue is generated primarily through the sale of a premium version of the Pandora service which currently includes advertisement-free access and higher audio quality on supported devices. We offer both an annual and a monthly subscription option. Subscription revenue derived from direct sales to listeners is recognized on a straight-line basis over the duration of the subscription period. Subscription revenue derived from sales through some mobile operating systems may be subject to refund or cancellation terms which may affect the timing or amount of the subscription revenue recognition. When refund rights exist, we recognize revenue when services have been provided and the rights lapse or when we have developed sufficient transaction history to estimate a reserve.

We were required to defer revenue for certain subscriptions purchased through mobile app stores that contained refund rights until the refund rights lapsed or until we developed sufficient operating history to estimate a return reserve. As of December 31, 2013, we had deferred all revenue related to these mobile subscriptions subject to refund rights totaling approximately $14.2 million, as we did not have sufficient history to estimate a return reserve. Beginning in January 2014, we had sufficient historic transactional information which enabled us to estimate future returns. Accordingly, in January 2014, we began recording revenue related to these mobile subscriptions net of estimated returns. This change resulted in a one-time increase in subscription revenue in the three months ended March 31, 2014 of approximately $14.2 million, as the previously deferred revenue was recognized. As of December 31, 2014, the deferred revenue related to the return reserve was not significant.

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

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

We perform ongoing credit evaluations of customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, and review of the invoicing terms of the contract. We generally do not require collateral. We maintain reserves for potential credit losses on customer accounts when deemed necessary. Actual credit losses during the twelve months ended January 31, 2013, the eleven months ended December 31, 2013 and the twelve months ended December 31, 2014 were $0.5 million, $0.4 million and $1.1 million, respectively.

For the twelve months ended January 31, 2013, the eleven months ended December 31, 2013 and the twelve months ended December 31, 2014, we had no customers that accounted for 10% or more of total revenue. As of December 31, 2013 and 2014, there were no customers that accounted for 10% or more of our total accounts receivable.

Cash, Cash Equivalents and Investments

We classify our highly liquid investments with maturities of three months or less at the date of purchase as cash equivalents. Our investments consist of commercial paper, corporate debt securities and U.S. government and government agency debt securities. These investments are classified as available-for-sale securities and are carried at fair value with the unrealized gains and losses reported as a component of stockholders' equity. Management determines the appropriate classification of our investments at the time of purchase and reevaluates the available-for-sale designations as of each balance

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

sheet date. We classify our investments as either short-term or long-term based on each instrument's underlying contractual maturity date. Investments with maturities of twelve months or less are classified as short-term and those with maturities greater than twelve months are classified as long-term. The cost basis for investments sold is based upon the specific identification method.

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

Property and Equipment, net

Property and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which typically range from three to five years. Leasehold improvements are amortized over the shorter of the lease term or expected useful lives of the improvements.

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

Costs incurred to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the asset if certain criteria are met. Costs related to preliminary project activities and post implementation activities are expensed as incurred. We evaluate the costs incurred during the application development stage of website development to determine whether the costs meet the criteria for capitalization. As of December 31, 2013 and 2014, we had approximately $1.5 million and $2.8 million of capitalized internal use software and website development costs, net of accumulated amortization. These costs are being amortized over their three-year estimated useful lives. Internal use software and website development costs are included in property and equipment.

Stock-Based Compensation—Restricted Stock Units and Stock Options

Stock-based awards granted to employees, including grants of restricted stock units (“RSUs”) and stock options, are recognized as expense in our statements of operations based on their grant date fair value. We recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally four years. We estimate the fair value of RSUs at our stock price on the grant date. We generally estimate the grant date fair value of stock options using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model is affected by our stock price on the date of grant, the expected stock price volatility over the expected term of the award, which is based on projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award and expected dividends.

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

We have elected to use the "with and without" approach as described in Accounting Standards Codification 740 - Income Taxes in determining the order in which tax attributes are utilized. As a result, we will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized. In addition, we have elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research tax credit, through the statement of operations.

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

Stock-Based Compensation—Employee Stock Purchase Plan

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

Cost of Revenue—Other

Cost of revenue—other consists primarily of hosting and ad serving costs, employee-related costs and other costs of ad sales. Hosting and ad serving costs consist of content streaming, maintaining our internet radio service and creating and serving advertisements through third-party ad servers. We make payments to third-party ad servers for the period the advertising impressions are delivered or click-through actions occur, and accordingly, we record this as a cost of revenue in the related period. Employee-related costs include salaries and benefits associated with supporting hosting and ad serving functions. Other costs of ad sales include costs related to music events that are sold as part of advertising arrangements.

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

Sales and Marketing

Sales and marketing consists primarily of employee-related costs, including salaries, commissions and benefits related to employees in sales, sales support and marketing departments. In addition, sales and marketing expenses include transaction processing commissions on subscription purchases through mobile app stores, external sales and marketing expenses such as brand marketing and customer acquisition costs, public relations expenses, costs related to music events, agency platform and media measurement expenses, facilities-related expenses and infrastructure costs.

General and Administrative

General and administrative consists primarily of employee-related costs, including salaries and benefits for finance, accounting, legal, internal information technology and other administrative personnel. In addition, general and administrative expenses include professional services costs for outside legal and accounting services, facilities-related expenses, infrastructure costs and credit card fees.

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

Provision for (Benefit from) Income Taxes

We account for our provision for (benefit from) income taxes using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted statutory income tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.

We recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. We will recognize interest and penalties related to unrecognized tax benefits in the provision for (benefit from) income taxes in the accompanying statement of operations.

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

3.                                      Composition of Certain Financial Statement Captions

Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments consisted of the following:

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

	As of December 31,
	2013	2014
	(in thousands)
Cash and cash equivalents
Cash	$89,176	$72,487
Money market funds	98,437	89,113
Commercial paper	54,247	9,349
Corporate debt securities	3,895	5,008
Total cash and cash equivalents	$245,755	$175,957
Short-term investments
Commercial paper	$47,526	$45,443
Corporate debt securities	50,436	128,691
U.S. government and government agency debt securities	700	4,497
Total short-term investments	$98,662	$178,631
Long-term investments
Corporate debt securities	$100,690	$100,998
U.S. government and government agency debt securities	4,996	3,245
Total long-term investments	$105,686	$104,243
Total cash, cash equivalents and investments	$450,103	$458,831

Our short-term investments have maturities of twelve months or less and are classified as available-for-sale. Our long-term investments have maturities of greater than twelve months and are classified as available-for-sale.

The following tables summarizes our available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of December 31, 2013 and 2014.

	As of December 31, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash equivalents and marketable securities
Money market funds	$98,437	$—	$—	$98,437
Commercial paper	101,773	—	—	101,773
Corporate debt securities	155,273	6	(258)	155,021
U.S. government and government agency debt securities	5,700	—	(4)	5,696
Total cash equivalents and marketable securities	$361,183	$6	$(262)	$360,927

	As of December 31, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash equivalents and marketable securities
Money market funds	$89,113	$—	$—	$89,113
Commercial paper	54,792	—	—	54,792
Corporate debt securities	235,135	6	(444)	234,697
U.S. government and government agency debt securities	7,751	—	(9)	7,742
Total cash equivalents and marketable securities	$386,791	$6	$(453)	$386,344

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

The following tables present available-for-sale investments by contractual maturity date as of December 31, 2013 and 2014.

	As of December 31, 2013
	Adjusted Cost	Fair Value
	(in thousands)
Due in one year or less	$255,278	$255,241
Due after one year through three years	105,905	105,686
Total	$361,183	$360,927

	As of December 31, 2014
	Adjusted Cost	Fair Value
	(in thousands)
Due in one year or less	$282,206	$282,101
Due after one year through three years	104,585	104,243
Total	$386,791	$386,344

The following tables summarize our available-for-sale securities’ fair value and gross unrealized losses aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2013 and 2014.

	As of December 31, 2013
	Twelve Months or Less		More than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Money market funds	$—	$—	$—	$—	$—	$—
Commercial paper	—	—	—	—	—	—
Corporate debt securities	130,308	(258)	—	—	130,308	(258)
U.S. government and government agency debt securities	5,697	(4)	—	—	5,697	(4)
Total	$136,005	$(262)	$—	$—	$136,005	$(262)

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

	As of December 31, 2014
	Twelve Months or Less		More than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Money market funds	$—	$—	$—	$—	$—	$—
Commercial paper	—	—	—	—	—	—
Corporate debt securities	192,699	(422)	12,148	(22)	204,847	(444)
U.S. government and government agency debt securities	5,240	(9)	—	—	5,240	(9)
Total	$197,939	$(431)	$12,148	$(22)	$210,087	$(453)

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

The unrealized losses on our available-for-sale securities as of December 31, 2014 were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. As of December 31, 2014, we owned 151 securities that were in an unrealized loss position. We do not intend nor expect to need to sell these securities before recovering the associated unrealized losses. We expect to recover the full carrying value of these securities. As a result, no portion of the unrealized losses at December 31, 2014 is deemed to be other-than-temporary and the unrealized losses are not deemed to be credit losses. When evaluating the investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the twelve months ended months ended December 31, 2014, we did not recognize any impairment charges.

Accounts Receivable

	As of December 31,
	2013	2014
	(in thousands)
Accounts receivable, net
Accounts receivable	$165,295	$219,655
Allowance for doubtful accounts	(1,272)	(1,218)
Total accounts receivable, net	$164,023	$218,437

The following table summarizes our beginning allowance for doubtful accounts balance for each period, additions, write-offs net of recoveries and the balance at the end of each period for the twelve months ended January 31, 2013, the eleven months ended December 31, 2013 and the twelve months ended December 31, 2014:

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions	Write-offs, Net of Recoveries	Balance at End of Period
	(in thousands)
For the twelve months ended January 31, 2013	$590	659	(488)	$761
For the eleven months ended December 31, 2013	$761	948	(437)	$1,272
For the twelve months ended December 31, 2014	$1,272	1,064	(1,118)	$1,218

Property and Equipment, net

	As of December 31,
	2013	2014
	(in thousands)
Property and equipment
Servers, computers and other related equipment	$27,361	$39,890
Leasehold improvements	11,314	25,893
Office furniture and equipment	2,248	2,721
Construction in progress	13,575	5,075
Software developed for internal use	2,173	4,519
Total property and equipment	$56,671	$78,098
Less accumulated depreciation and amortization	(21,520)	(35,177)
Total property and equipment, net	$35,151	$42,921

Depreciation expenses totaled $7.1 million, $9.7 million and $14.7 million for the twelve months ended January 31, 2013, the eleven months ended December 31, 2013 and the twelve months ended December 31, 2014, respectively. There were no material write-offs during the twelve months ended January 31, 2013, the eleven months ended December 31, 2013 or the twelve months ended December 31, 2014.

Software developed for internal use generally has an expected useful life of three years from the date placed in service. As of December 31, 2013 and 2014 the net carrying amount was $1.5 million and $2.8 million, including accumulated amortization of $0.7 million and $1.7 million. Amortization expense for the twelve months ended January 31, 2013, the eleven months ended December 31, 2013 and the twelve months ended December 31, 2014 was $0.1 million, $0.6 million and $1.1 million, respectively.

Other Long-Term Liabilities

Other long-term liabilities consisted of the following as of December 31, 2014:

	As of December 31,
	2013	2014
	(in thousands)
Other long-term liabilities
Long-term deferred rent	$8,352	$15,068
Other	746	1,705
Total other long-term liabilities	$9,098	$16,773

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

For operating leases that include escalation clauses over the term of the lease, tenant improvement reimbursements and rent abatement periods, we recognize rent expense on a straight-line basis over the lease term including expected renewal periods. The difference between rent expense and rent payments is recorded as deferred rent.

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

The fair value of these financial assets and liabilities was determined using the following inputs at December 31, 2013 and 2014:

	As of December 31, 2013
	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(in thousands)
Assets
Money market funds	$98,437	$—	$98,437
Commercial paper	—	101,773	101,773
Corporate debt securities	—	155,021	155,021
U.S. government and government agency debt securities	—	5,696	5,696
Total assets measured at fair value	$98,437	$262,490	$360,927

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

	As of December 31, 2014
	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(in thousands)
Assets
Money market funds	$89,113	$—	$89,113
Commercial paper	—	54,792	54,792
Corporate debt securities	—	234,697	234,697
U.S. government and government agency debt securities	—	7,742	7,742
Total assets measured at fair value	$89,113	$297,231	$386,344

Our money market funds are classified as Level 1 within the fair value hierarchy because they are valued primarily using quoted market prices. Our other cash equivalents and investments are classified as Level 2 within the fair value hierarchy because they are valued using professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. As of December 31, 2013 and 2014, we held no Level 3 assets or liabilities.

5.    Other Long-Term Assets

	As of December 31,
	2013	2014
	(in thousands)
Other long-term assets
Patents, net of amortization	$7,636	$6,939
Long-term security deposits	4,736	4,947
Other	1,343	1,826
Total other long-term assets	$13,715	$13,712

Patents

In June 2013, we purchased certain internet radio-related patents from Yahoo! Inc. for $8.0 million in cash. We intend to hold these patents as part of our strategy to protect and defend Pandora from patent-related litigation. These patents are being amortized over the estimated useful life of the patents of eleven years. As of December 31, 2013 and 2014, the net carrying amount of these patents was $7.6 million and $6.9 million, including accumulated amortization of $0.4 million and $1.1 million. Amortization expense for the eleven months ended December 31, 2013 and the twelve months ended December 31, 2014 was $0.4 million and $0.7 million.

The following is a schedule of future amortization expense related to patents as of December 31, 2014:

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

As of December 31, 2014
(in thousands)
2015	$733
2016	733
2017	733
2018	733
2019	733
Thereafter	3,275
Total future amortization expense	$6,940

Restricted Cash

As part of our original May 2011 credit facility, we had entered into a cash collateral agreement in connection with the issuance of letters of credit that were used to satisfy deposit requirements under facility leases, refer to Note 8 “Debt Instruments” for more information. In September 2013, we amended the credit facility and terminated the cash collateral agreement. As a result, our outstanding letters of credit no longer required cash collateral and all cash collateral that was considered restricted cash was returned to us in September 2013.

Pending Acquisition

In June 2013, we entered into a local marketing agreement to program KXMZ-FM, a Rapid City, South Dakota-area terrestrial radio station. In addition, we entered into an agreement to purchase the assets of KXMZ-FM for a total purchase price of approximately $0.6 million in cash, subject to certain closing conditions. As of December 31, 2014, we have paid $0.4 million of the purchase price, which is included in the other long-term assets line item of our balance sheets.

The completion of the KXMZ-FM acquisition is subject to various closing conditions, which include, but are not limited to, regulatory approval by the Federal Communications Commission. Upon completion of these conditions, we expect to account for this acquisition as a business combination.

6.                       Commitments and Contingencies

Leases

The following is a schedule of future minimum lease payments and future minimum sublease income under noncancelable operating leases as of December 31, 2014:

	As of December 31, 2014
	Future Minimum Lease Payments	Future Minimum Sublease Income
	(in thousands)
2015	$11,130	$1,216
2016	11,092	1,246
2017	10,956	1,277
2018	10,256	541
2019	8,863	—
Thereafter	20,540	—
Total	$72,837	$4,280

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

We conduct our operations using leased office facilities in various locations. We lease office space under arrangements expiring through 2024. Rent expenses for twelve months ended January 31, 2013, the eleven months ended December 31, 2013 and the twelve months ended December 31, 2014 were $3.2 million, $5.7 million and $8.6 million, respectively.

For operating leases that include escalation clauses over the term of the lease, tenant improvement reimbursements and rent abatement periods, we recognize rent expense on a straight-line basis over the lease term including expected renewal periods. The difference between rent expense and rent payments is recorded as deferred rent in current and long-term liabilities. As of December 31, 2013 and 2014 deferred rent was $9.4 million and $15.3 million.

Purchase Obligation

As of December 31, 2014, we had a non-cancelable royalty-related contractual obligation, which is recoupable against future royalty payments in the amount of $5.0 million and a non-cancelable royalty-related contractual obligation, which is not recoupable against future royalty payments in the amount of $5.0 million.

Legal Proceedings

We have been in the past, and continue to be, a party to various legal proceedings, which have consumed, and may continue to consume, financial and managerial resources. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Our management periodically evaluates developments that could affect the amount, if any, of liability that we have previously accrued and make adjustments as appropriate. Determining both the likelihood and the estimated amount of a loss requires significant judgment, and management’s judgment may be incorrect. We do not believe the ultimate resolution of any pending legal matters is likely to have a material adverse effect on our business, financial position, results of operations or cash flows.

PRO rate-setting litigation

On November 5, 2012, we filed a petition in the rate court established by the consent decree between the American Society of Composers, Authors and Publishers (“ASCAP”) and the U.S. Department of Justice in the U.S. District Court for the Southern District of New York for the determination of reasonable license fees and terms for the ASCAP consent decree license applicable to the period January 1, 2011 through December 31, 2015. On June 11, 2013 we filed a motion for partial summary judgment seeking a determination that as a matter of law the publishers alleged to have withdrawn certain rights of public performance by digital audio transmission from the scope of grant of rights ASCAP could license on behalf of such publishers subsequent to the date of our request for a license from ASCAP were not valid as to our ASCAP consent decree license. On September 17, 2013, our motion for partial summary judgment was granted, alleviating the need to negotiate direct licenses for such purportedly withdrawn performance rights. A trial to determine the royalty rates we will pay ASCAP concluded in February 2014 and the court issued its opinion in March 2014. On April 14, 2014, ASCAP, Sony/ATV, EMI Music Publishing, and Universal Publishing Group filed notices of appeal of the District Court’s decision with the Second Circuit Court of Appeals. Oral arguments have been scheduled for March 19, 2015.

On June 13, 2013, Broadcast Music, Inc. (“BMI”) filed a petition in the rate court established by the consent decree between BMI and the U.S. Department of Justice in the U.S. District Court for the Southern District of New York for the determination of reasonable fees and terms for the BMI consent decree license applicable to the period January 1, 2013 through December 31, 2014. We filed our response on July 19, 2013. On November 1, 2013, we filed a motion for partial summary judgment seeking a determination that as a matter of law the publishers alleged to have withdrawn certain rights of public performance by digital audio transmission from the scope of grant of rights BMI could license on behalf of such publishers subsequent to the date of our request for a license from BMI were not valid as to our BMI consent decree license. On December 18, 2013, our motion for summary judgment was denied based on the Court’s determination that an attempted partial withdrawal, although inconsistent with BMI’s obligations under its consent decree, would result in a publisher’s complete withdrawal from BMI. This rate proceeding commenced on February 10, 2015.

Pre-1972 copyright litigation

On April 17, 2014, UMG Recordings, Inc., Sony Music Entertainment, Capitol Records, LLC, Warner Music Group Corp., and ABKCO Music and Records, Inc. filed suit against Pandora Media Inc. in the Supreme Court of the State of New

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

York. The complaint claims common law copyright infringement and unfair competition arising from allegations that Pandora owes royalties for the public performance of sound recordings recorded prior to February 15, 1972.

On October 2, 2014, Flo & Eddie Inc. filed suit against Pandora Media Inc. in the federal district court for the Central District of California. The complaint alleges misappropriation and conversion in connection with the public performance of sound recordings recorded prior to February 15, 1972. On December 19, 2014, Pandora filed a motion to strike Plaintiffs’ complaint in the Flo & Eddie case pursuant to California’s Anti-Strategic Lawsuit Against Public Participation (“Anti-SLAPP”) statute. This motion is currently pending before the Court.

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

While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any claims under indemnification arrangements will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

7.                       Provision for Income Taxes

Loss before provision for income taxes by jurisdiction consists of the following:

	Twelve months ended January 31,	Eleven months ended December 31,	Twelve months ended December 31,
	2013	2013	2014
	(in thousands)
Jurisdiction
Domestic	$(39,891)	$(24,005)	$(24,230)
Foreign	1,748	(2,918)	(5,592)
Loss before provision for income taxes	$(38,143)	$(26,923)	$(29,822)

The provision for income taxes consists of the following:

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

	Twelve months ended January 31,	Eleven months ended December 31,	Twelve months ended December 31,
	2013	2013	2014
		(in thousands)
Current
Federal	$—	$—	$—
State and local	(4)	7	353
International	9	87	231
Total current income tax expense	$5	$94	$584
Deferred
Federal	(10,098)	(10,166)	(9,996)
State and local	(1,573)	(2,027)	(6,238)
Valuation allowance	11,671	12,193	16,234
Total deferred income tax expense	$—	$—	$—
Total provision for income taxes	$5	$94	$584

The provision for income taxes increased by $0.5 million during the twelve months ended December 31, 2014 as a result of an increase in foreign income taxes and state income taxes computed without the benefit of stock options.

The following table presents a reconciliation of the statutory federal rate and our effective tax rate:

	Twelve months ended January 31,	Eleven months ended December 31,	Twelve months ended December 31,
	2013	2013	2014
U.S. federal taxes at statutory rate	34%	34%	34%
State taxes, net of federal benefit	—	—	(1)
Permanent differences	(2)	5	4
Foreign rate differential	(2)	(4)	(7)
Federal and state credits, net of reserve	2	8	11
Change in valuation allowance	(30)	(46)	(55)
Change in rate	(2)	—	6
Deferred adjustments	—	3	6
Effective tax rate	—%	—%	(2)%

The major components of deferred tax assets and liabilities consist of the following:

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

	As of December 31,
	2013	2014
	(in thousands)
Deferred tax assets
Net operating loss carryforwards	$34,525	$27,487
Tax credit carryforwards	5,745	10,839
Allowances and other	7,037	13,832
Stock options	10,159	24,215
Depreciation and amortization	323	255
Total deferred tax assets	$57,789	$76,628
Deferred tax liabilities
Depreciation and amortization	(41)	(2,645)
Total deferred tax liabilities	$(41)	$(2,645)
Valuation allowance	(57,748)	(73,983)
Net deferred tax assets	$—	$—

At December 31, 2014, we had federal net operating loss carryforwards of approximately $447.0 million and tax credit carryforwards of approximately $7.9 million. If realized, approximately $378.0 million of the net operating loss carryforwards will be recognized as a benefit through additional paid in capital. The federal net operating losses and tax credits expire in years beginning in 2021. At December 31, 2014, we had state net operating loss carryforwards of approximately $496.0 million which expire in years beginning in 2015. In addition, we had state tax credit carryforwards of approximately $8.3 million that do not expire and approximately $3.7 million of credits that will expire beginning in 2024.

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

During the twelve months ended December 31, 2014, our valuation allowance increased by $16.2 million. At December 31, 2013 and 2014, we maintained a full valuation allowance on our net deferred tax assets. The valuation allowance was determined in accordance with the provisions of Accounting Standards Codification 740 - Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. Our history of cumulative losses, along with expected future U.S. losses required that a full valuation allowance be recorded against all net deferred tax assets. We intend to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

At December 31, 2013 and 2014 we have unrecognized tax benefits of approximately $5.2 million and $5.8 million. The increase in our unrecognized tax benefits was primarily attributable to current year activities. A reconciliation of the beginning and ending amounts of unrecognized tax benefits (excluding interest and penalties) is as follows:

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

	Eleven months ended December 31,	Twelve months ended December 31,
	2013	2014
	(in thousands)
Beginning balance	$2,633	$5,220
Increases related to tax positions taken during a prior year	108	1,161
Decreases related to tax positions taken during a prior year	—	(1,924)
Increases related to tax positions taken during the current year	2,479	1,336
Ending balance	$5,220	$5,793

The total unrecognized tax benefits, if recognized, would not affect our effective tax rate as the tax benefit would increase a deferred tax asset, which is currently offset with a full valuation allowance. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next twelve months. Accrued interest and penalties related to unrecognized tax benefits are recorded in the provision for income taxes. We did not have such interest, penalties or tax benefits during the twelve months ended January 31, 2013, the eleven months ended December 31, 2013 or the twelve months ended December 31, 2014.

We file income tax returns in the United States, California, other states and international jurisdictions. Tax years 2000 to 2014 remain subject to examination for U.S. federal, state and international purposes. All net operating losses and tax credits generated to date are subject to adjustment for U.S. federal and state purposes. We are not currently under examination in any federal, state or international jurisdictions.

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

In September 2013, we amended this credit facility. The amendment increased the aggregate commitment amount from $30.0 million to $60.0 million and extended the maturity date from May 12, 2015 to September 12, 2018. The amendment further decreased the interest rate on borrowings by 0.75% to either LIBOR plus 2.00% - 2.25% or an alternate base rate plus 1.00% - 1.25%, both of which are per annum rates based on outstanding borrowings. In addition, the amendment decreased the non-usage fee to 0.375% per annum. The amount of available letters of credit under the amended credit facility was increased from $5.0 million to $15.0 million, and the annual charge for outstanding letters of credit was reduced by 0.75% to 2.00% - 2.25% per annum based on outstanding borrowings.

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

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

In July 2013, we borrowed approximately $10.0 million from the credit facility to enhance our working capital position. This amount was paid off in full in August 2013. As of December 31, 2013 and 2014, we had no outstanding borrowings, $1.1 million in letters of credit outstanding and $58.9 million of available borrowing capacity under the credit facility.

Total debt issuance costs associated with the May 2011 credit facility were $1.0 million, which were amortized as interest expense over the four-year term of the May 2011 credit facility agreement. As part of the amendment, the amortization period for the remaining unamortized costs incurred in connection with the May 2011 credit facility was adjusted to reflect the amended term of the credit facility. We further incurred $0.5 million in debt issuance costs in connection with the amendment, which are being amortized over the term of the amended credit facility. For twelve months ended January 31, 2013, the eleven months ended December 31, 2013 and the twelve months ended December 31, 2014, $0.3 million, $0.2 million and $0.2 million of debt issuance costs, respectively, were amortized and included in interest expense.

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

Shares available for grant as of December 31, 2014 and the activity during the twelve months ended December 31, 2014 are as follows:

	Shares Available for Grant
	Equity Awards	ESPP	Total
Balance as of December 31, 2013	9,048,200	—	9,048,200
Additional shares authorized	7,815,837	4,000,000	11,815,837
Options granted	(349,500)	—	(349,500)
Restricted stock granted	(4,909,360)	—	(4,909,360)
ESPP shares issued	—	(142,265)	(142,265)
Options forfeited	1,639,935	—	1,639,935
Restricted stock forfeited	1,081,348	—	1,081,348
Balance as of December 31, 2014	14,326,460	3,857,735	18,184,195

Employee Stock Purchase Plan

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

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

The per-share fair value of shares to be granted under the ESPP is determined on the first day of the offering period using the Black-Scholes option pricing model using the following assumptions:

Twelve months ended December 31,
2014
Expected life (in years)	0.5
Risk-free interest rate	0.06%
Expected volatility	42%
Expected dividend yield	0%

During the twelve months ended December 31, 2014, we recognized $2.1 million of stock-based compensation expense related to the ESPP. In the twelve months ended December 31, 2014, 149,378 shares of common stock were issued under the ESPP at a purchase price of $23.95, which represents 85% of our stock price on the date of purchase of $28.17. There were no stock-based compensation expense related to the ESPP or shares of common stock issued under the ESPP in the twelve months ended January 31, 2013 or the eleven months ended December 31, 2013.

Stock Options

Stock option activity during the twelve months ended December 31, 2014 was as follows:

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
	(in thousands, except share and per share data)
Balance as of December 31, 2013	22,708,200	$4.85	5.76	$493,866
Granted	349,500	35.61
Exercised	(10,437,509)	1.62
Forfeited	(1,639,935)	11.49
Balance as of December 31, 2014	10,980,256	7.91	1.08	120,033
Exercisable as of December 31, 2014	7,958,775	4.39	0.40	108,296
Expected to vest as of December 31, 2014 (2)	2,719,853	$17.05	2.82	$10,822

(1)Amounts represent the difference between the exercise price and the fair value of common stock at each period end for all in the money options outstanding based on the fair value per share of common stock of $26.60 and $17.83 as of December 31, 2013 and 2014.

(2)Options expected to vest reflect an estimated forfeiture rate.

The per-share fair value of stock options granted during the twelve months ended January 31, 2013, the eleven months ended December 31, 2013 and the twelve months ended December 31, 2014 was determined on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Twelve months ended January 31,	Eleven months ended December 31,	Twelve months ended December 31,
	2013	2013	2014
Expected life (in years)	6.02 - 6.67	5.99 - 6.32	6.08
Risk-free interest rate	0.99% - 1.52%	1.00% - 2.04%	1.71% - 1.93%
Expected volatility	56% - 57%	58% - 59%	58% - 59%
Expected dividend yield	0%	0%	0%

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

During the twelve months ended January 31, 2013, the eleven months ended December 31, 2013 and the twelve months ended December 31, 2014, we recorded stock-based compensation expense related to stock options of approximately $14.9 million, $10.6 million and $14.7 million, respectively.

As of December 31, 2014, there was $26.7 million of unrecognized compensation cost related to outstanding employee stock options. This amount is expected to be recognized over a weighted-average period of 2.86 years. To the extent the actual forfeiture rate differs from our estimates, stock-based compensation related to these awards could differ from our expectations.

The weighted-average fair value of stock option grants made during the twelve months ended January 31, 2013, the eleven months ended December 31, 2013 and the twelve months ended December 31, 2014 was $5.91, $9.34 and $19.74 per share, respectively.

The total grant date fair value of stock options vested during the twelve months ended January 31, 2013, the eleven months ended December 31, 2013 and the twelve months ended December 31, 2014 was $13.0 million, $9.1 million and $16.0 million, respectively.

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

The aggregate intrinsic value of stock options exercised during the twelve months ended January 31, 2013, the eleven months ended December 31, 2013 and the twelve months ended December 31, 2014 was $84.9 million, $93.8 million and $169.2 million, respectively. The total fair value of options vested during the twelve months ended January 31, 2013, the eleven months ended December 31, 2013 and the twelve months ended December 31, 2014 was $13.1 million, $9.4 million and $16.5 million, respectively.

Stock option awards with both a service period and a market condition

In March 2012, Mr. Joseph Kennedy, the Company’s former Chief Executive Officer, was granted non-statutory stock options to purchase 800,000 shares of common stock with an exercise price of $10.63 per share. This award included both a service period and a market vesting condition that stipulated that the award would vest if the 60-day trailing volume weighted average price of our common stock exceeded $21.00 per share, or if there was a sale of the Company for at least $21.00 per share, in each case prior to July 2017. Upon the market condition being met, the award would vest ratably over four years, beginning in July 2013, subject to severance and change of control acceleration.

We used a Monte Carlo simulation to value the award due to the market vesting condition. The following assumptions were used to value the award using the Monte Carlo simulation: ten-year term, risk-free interest rate of 2.33%, expected volatility of 70% and a beginning stock price of $10.63. The grant-date fair value for the award was $6.08 per share.

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

Restricted Stock Units

The fair value of the restricted stock units is expensed ratably over the vesting period. RSUs vest annually on a cliff basis over the service period, which is generally four years. During the twelve months ended January 31, 2013, the eleven months ended December 31, 2013 and the twelve months ended December 31, 2014, we recorded stock-based compensation expense related to restricted stock units of approximately $10.4 million, $28.9 million and $69.9 million, respectively. As of December 31, 2014, total compensation cost not yet recognized of approximately $197.3 million related to non-vested restricted stock units, is expected to be recognized over a weighted average period of 2.60 years.

The following table summarizes the activities for our RSUs for the twelve months ended December 31, 2014:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2013	10,365,512	$14.31
Granted	4,909,360	32.29
Vested	(3,169,456)	13.85
Forfeited	(1,081,348)	19.06
Unvested as of December 31, 2014	11,024,068	21.99
Expected to vest as of December 31, 2014 (1)	9,914,453	$21.88
(1) RSUs expected to vest reflect an estimated forfeiture rate.

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows:

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

	Twelve months ended January 31,	Eleven months ended December 31,	Twelve months ended December 31,
	2013	2013	2014
	(in thousands)
Stock-based compensation expense
Cost of revenue—Other	$1,214	$1,946	$4,414
Product development	4,530	8,802	17,546
Sales and marketing	12,294	20,222	42,165
General and administrative	7,462	9,071	22,930
Total stock-based compensation expense	$25,500	$40,041	$87,055

During the eleven months ended December 31, 2013 and the twelve months ended December 31, 2014, we capitalized $0.7 million and $1.3 million of stock-based compensation as internal use software and website development costs. There was no capitalized stock-based compensation in the twelve months ended January 31, 2013.

10.                       Common Stock and Net Loss per Share

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

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options and restricted stock units, to the extent dilutive. Basic and diluted net loss per share were the same for the twelve months ended January 31, 2013, the eleven months ended December 31, 2013 and the twelve months ended December 31, 2014, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of historical basic and diluted net loss per share:

	Twelve months ended January 31,	Eleven months ended December 31,	Twelve months ended December 31,
	2013	2013	2014
	(in thousands except per share amounts)
Numerator
Net loss	$(38,148)	$(27,017)	$(30,406)

Denominator
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	168,294	180,968	205,273
Net loss per share, basic and diluted	$(0.23)	$(0.15)	$(0.15)

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	As of January 31, 2013	As of December 31, 2013	As of December 31, 2014
	(in thousands)
Options to purchase common stock	26,103	22,708	10,980
Restricted stock units	5,512	10,366	11,024
Total common stock equivalents	31,615	33,074	22,004

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

11.                       Selected Quarterly Financial Data (unaudited)

	Three months ended			Two months ended	Three months ended
	April 30,	July 31,	October 31,	December 31,	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013 (1)	2014	2014	2014	2014
	(in thousands, except per share data)
Total revenue	$125,510	$157,355	$180,376	$136,992	$194,315	$218,894	$239,593	$268,000
Cost of revenue
Cost of Revenue—Content acquisition costs	82,853	81,880	86,989	63,144	108,275	111,461	111,315	115,326
Cost of revenue—Other	9,845	11,141	12,532	8,699	14,979	13,989	15,453	17,206
Total cost of revenue	92,698	93,021	99,521	71,843	123,254	125,450	126,768	132,532
Gross profit	32,812	64,334	80,855	65,149	71,061	93,444	112,825	135,468
Operating expenses
Product development	7,312	8,301	9,244	6,437	11,831	13,076	13,381	14,865
Sales and marketing	40,075	45,606	50,285	33,039	61,864	66,232	72,320	76,914
General and administrative	13,872	18,061	22,823	14,544	26,361	25,865	29,143	31,074
Total operating expenses	61,259	71,968	82,352	54,020	100,056	105,173	114,844	122,853
Income (loss) from operations	(28,447)	(7,634)	(1,497)	11,129	(28,995)	(11,729)	(2,019)	12,615
Net income (loss) attributable to common stockholders	(28,587)	(7,787)	(1,700)	11,057	(28,931)	(11,728)	(2,025)	12,278
Net income (loss) per share, basic	(0.16)	(0.04)	(0.01)	0.06	(0.14)	(0.06)	(0.01)	0.06
Net income (loss) per share, diluted	$(0.16)	$(0.04)	$(0.01)	$0.05	$(0.14)	$(0.06)	$(0.01)	$0.06
(1) We changed our fiscal year from the twelve months ending January 31 to the calendar twelve months ending December 31, effective beginning with the year ended December 31, 2013. Therefore, for financial reporting purposes our fourth quarter of the prior fiscal year was shortened from the three months ended January 31 to the two months ended December 31.

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

12. Subsequent Event

Subsequent to December 31, 2014, we entered into a sublease agreement to increase our leased space at our corporate headquarters in Oakland, California. This agreement is expected to result in an additional operating lease obligation of approximately $7.6 million through 2020.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this Annual Report on Form 10-K, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2014.

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

Our management has assessed the effectiveness of the internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013 framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent annual period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item regarding our directors and executive officers is incorporated by reference to the sections of our proxy statement to be filed with the SEC in connection with our 2015 annual meeting of stockholders (the "Proxy Statement") entitled "Election of Class III Directors" and "Management."

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled "Certain Relationships and Related Party Transactions" and "Corporate Governance-Director Independence."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference to the section of the Proxy Statement entitled "Ratification of Appointment of Independent Registered Public Accounting Firm."

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are included as part of this Annual Report on Form 10-K.

1. Index to Financial Statements

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Loss
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2. Financial Statement Schedules

All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

3. Exhibits
See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 11, 2015.

PANDORA MEDIA, INC.

By:	/s/ BRIAN MCANDREWS
	Name:	Brian McAndrews
	Title:	Chief Executive Officer, President and Chairman of the Board

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Brian McAndrews, Michael S. Herring and Stephen Bené and each of them, his or her true and lawful attorneys-in-fact and agents, with full power to act separately and full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or his or her or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN MCANDREWS	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	February 11, 2015
Brian McAndrews

/s/ MICHAEL S. HERRING	Chief Financial Officer (Principal Financial and Accounting Officer)	February 11, 2015
Michael S. Herring

/s/ PETER CHERNIN	Director	February 11, 2015
Peter Chernin

/s/ JAMES M. P. FEUILLE	Director	February 11, 2015
James M. P. Feuille

/s/ PETER GOTCHER	Director	February 11, 2015
Peter Gotcher

/s/ ROBERT KAVNER	Director	February 11, 2015
Robert Kavner

/s/ ELIZABETH A. NELSON	Director	February 11, 2015
Elizabeth A. Nelson

/s/ DAVID SZE	Director	February 11, 2015
David Sze

/s/ TIM WESTERGREN	Director	February 11, 2015
Tim Westergren

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-172215	3.1	5/4/2011
3.02	Amended and Restated Bylaws	S-1/A	333-172215	3.2	5/4/2011
4.01	Fifth Amended and Restated Investor Rights Agreement, by and among Pandora Media, Inc. and the investors listed on Exhibit A thereto, dated May 20, 2010, as amended	S-1/A	333-172215	4.2	2/22/2011
10.01†	2011 Long Term Incentive Plan and Form of Stock Option Agreement under 2011 Long Term Incentive Plan	S-1/A	333-172215	10.1	5/26/2011
10.02†	2011 Corporate Incentive Plan	S-1/A	333-172215	10.2	5/4/2011
10.03†	2004 Stock Plan, as amended, and Forms of Stock Option Agreement and Restricted Stock Purchase Agreement under 2004 Stock Plan	S-1/A	333-172215	10.3	2/22/2011
10.04†	2000 Stock Incentive Plan, as amended, and Forms of NSO Stock Option Agreement and ISO Stock Option Agreement under 2000 Stock Plan	S-1/A	333-172215	10.4	2/22/2011
10.05†	Form of Indemnification Agreement by and between Pandora Media, Inc. and each of its executive officers and its directors not affiliated with an investment fund	S-1/A	333-172215	10.5	2/22/2011
10.06†	Form of Indemnification Agreement by and between Pandora Media, Inc. and each of its directors affiliated with an investment fund	S-1/A	333-172215	10.5A	2/22/2011
10.7†	Employment Agreement with Tim Westergren, dated April 28, 2004	S-1/A	333-172215	10.7	2/22/2011
10.8†	Offer Letter with Thomas Conrad, dated November 12, 2004	S-1/A	333-172215	10.9	2/22/2011
10.9†	Offer Letter with John Trimble, dated February 18, 2009	S-1/A	333-172215	10.1	2/22/2011
10.10	Office Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated July 23, 2009	S-1/A	333-172215	10.12	2/22/2011
10.10A	First Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated April 13, 2010	S-1/A	333-172215	10.12A	2/22/2011
10.10B	Second Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated June 16, 2010	S-1/A	333-172215	10.12B	2/22/2011
10.10C	Third Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated December 15, 2010	10-Q	001-35198	10.12C	9/4/2012
10.10D	Fourth Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated March 10, 2011	10-Q	001-35198	10.12D	9/4/2012
10.10E	Fifth Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated July 1, 2011	10-Q	001-35198	10.12E	9/4/2012
10.10F	Sixth Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated September 27, 2011	10-Q	001-35198	10.12F	9/4/2012
10.10G	Seventh Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated July 12, 2012	10-Q	001-35198	10.12G	9/4/2012
10.10H	Eighth Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated February 1, 2013	10-Q	001-35198	10.12H	5/29/2013

10.10I	Ninth Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated August 15, 2013	10-Q	001-35198	10.12I	10/27/2014
10.10J	Tenth Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated October 1, 2014	10-Q	001-35198	10.12J	10/27/2014
10.10K	Sublease between Cerexa, Inc. and Pandora Media, Inc. dated January 1, 2015					X
10.11	Web Site Performance Agreement by and between Broadcast Music, Inc. and Savage Beast Technologies, Inc., dated June 30, 2005	S-1/A	333-172215	10.13	2/22/2011
10.12	License Agreement by and between SESAC and Pandora Media, Inc., dated July 1, 2007	S-1/A	333-172215	10.14	2/22/2011
10.13	Credit Agreement among Pandora Media, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, dated as of May 13, 2011	S-1/A	333-172215	10.17	6/10/2011
10.13A	Amendment and Restatement Agreement to Credit Agreement among Pandora Media, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, dated as of September 12, 2013	10-Q	001-35198	10.15	11/26/2013
10.14†	Form of Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan	10-Q	001-35198	10.01	9/2/2011
10.15†	Amended Executive Severance and Change in Control Policy	10-K	001-35198	10.18	3/19/2012
10.16†	Offer Letter with Simon Fleming-Wood, dated August 5, 2012	10-Q	001-35198	10.19	6/4/2012
10.17†	2013 Corporate Incentive Plan	10-Q	001-35198	10.20	6/4/2012
10.17B†	2014 Corporate Incentive Plan	10-Q	001-35198	10.19B	8/26/2013
10.17C†	Calendar 2014 Corporate Incentive Plan	10-Q	001-35198	10.19C	4/29/2014
10.20†	Australian Form of Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan	10-K	001-35198	10.22	3/18/2013
10.21†	Offer Letter with Michael Herring, dated December 21, 2012	10-K	001-35198	10.23	3/18/2013
10.22†	New Zealand Form of Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan	10-Q	001-35198	10.24	5/29/2013
10.23†	Offer Letter with Brian McAndrews, dated September 11, 2013	10-Q	001-35198	10.25	11/26/2013
10.24A†	2014 Employee Stock Purchase Plan	S-8	333-193612	99.2	1/28/2014
23.01	Consent of Independent Registered Public Accounting Firm					X
24.01	Power of Attorney (included on signature page of this Annual Report on Form 10-K)					X
31.01	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.02	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.01	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets as of December 31, 2014 and December 31, 2013, (ii) Statements of Operations for the Twelve months ended December 31, 2014, the Eleven months ended December 31, 2013 and 2012 and the Twelve months ended January 31, 2013 (iii) Statements of Comprehensive Loss for the Twelve months ended December 31, 2014, the Eleven months Ended December 31, 2013 and the Twelve months ended January 31, 2013, (iv) Statements of Cash Flows for the Twelve months ended December 31, 2014, the Eleven months ended December 31, 2013 and 2012 and the Twelve months ended January 31, 2013 and (v) Notes to Financial Statements
X
†	Indicates management contract or compensatory plan.