Form 10-Q
period 2015-03-31
Pandora Media, Inc.
filed 2015-04-27
CIK 1230276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The number of shares of registrant’s common stock outstanding as of April 23, 2015 was: 211,431,314.

Pandora Media, Inc.

FORM 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Pandora Media, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
 (unaudited)

	As of December 31, 2014	As of March 31, 2015
Assets
Current assets
Cash and cash equivalents	$175,957	$221,014
Short-term investments	178,631	160,566
Accounts receivable, net of allowance of $1,218 at December 31, 2014 and $1,859 at March 31, 2015	218,437	188,470
Prepaid expenses and other current assets	15,389	19,441
Total current assets	588,414	589,491
Long-term investments	104,243	99,704
Property and equipment, net	42,921	46,718
Other long-term assets	13,712	13,957
Total assets	$749,290	$749,870
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$10,825	$14,879
Accrued liabilities	15,754	21,789
Accrued royalties	73,693	80,574
Deferred revenue	14,412	26,740
Accrued compensation	34,476	27,968
Total current liabilities	149,160	171,950
Other long-term liabilities	16,773	15,246
Total liabilities	165,933	187,196
Stockholders’ equity
Common stock: 209,071,488 shares issued and outstanding at December 31, 2014 and 211,381,339 at March 31, 2015	21	21
Additional paid-in capital	781,009	808,124
Accumulated deficit	(196,997)	(245,254)
Accumulated other comprehensive loss	(676)	(217)
Total stockholders’ equity	583,357	562,674
Total liabilities and stockholders’ equity	$749,290	$749,870

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2014	2015
Revenue
Advertising	$140,634	$178,739
Subscription and other	53,681	52,025
Total revenue	194,315	230,764
Cost of revenue
Cost of revenue - Content acquisition costs	108,275	126,023
Cost of revenue - Other	14,979	16,233
Total cost of revenue	123,254	142,256
Gross profit	71,061	88,508
Operating expenses
Product development	11,831	15,875
Sales and marketing	61,864	84,274
General and administrative	26,361	36,754
Total operating expenses	100,056	136,903
Loss from operations	(28,995)	(48,395)
Other income, net	92	197
Loss before provision for income taxes	(28,903)	(48,198)
Provision for income taxes	(28)	(59)
Net loss	$(28,931)	$(48,257)
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	199,857	209,928
Net loss per share, basic and diluted	$(0.14)	$(0.23)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended March 31,
	2014	2015
Net loss	$(28,931)	$(48,257)
Change in foreign currency translation adjustment	19	(99)
Change in net unrealized losses on marketable securities	114	558
Other comprehensive income	133	459
Total comprehensive loss	$(28,798)	$(47,798)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2014	2015
Operating activities
Net loss	$(28,931)	$(48,257)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	3,346	4,340
Stock-based compensation	17,392	23,195
Amortization of premium on investments, net	694	619
Other operating activities	123	834
Changes in operating assets and liabilities
Accounts receivable	15,629	29,182
Prepaid expenses and other assets	(5,099)	(5,076)
Accounts payable and accrued liabilities	1,401	6,562
Accrued royalties	8,585	6,896
Accrued compensation	(735)	(4,390)
Deferred revenue	(14,527)	12,328
Reimbursement of cost of leasehold improvements	—	749
Net cash provided by (used in) operating activities	(2,122)	26,982
Investing activities
Purchases of property and equipment	(11,887)	(5,931)
Purchases of investments	(115,589)	(56,790)
Proceeds from maturities of investments	34,010	78,489
Proceeds from sale of long-term investments	—	640
Net cash provided by (used in) investing activities	(93,466)	16,408
Financing activities
Proceeds from employee stock purchase plan	863	1,619
Proceeds from exercise of stock options	9,751	1,094
Tax withholdings related to net share settlements of restricted stock units	—	(888)
Net cash provided by financing activities	10,614	1,825
Effect of exchange rate changes on cash and cash equivalents	15	(158)
Net increase (decrease) in cash and cash equivalents	(84,959)	45,057
Cash and cash equivalents at beginning of period	245,755	175,957
Cash and cash equivalents at end of period	$160,796	$221,014

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and include the accounts of Pandora and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of our management, the interim unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position for the periods presented. These interim unaudited condensed consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any subsequent period and should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Certain changes in presentation have been made to conform the prior period presentation to current period reporting. We have reclassified certain compensation-related amounts from the accrued liabilities line item to the accrued compensation line item of our condensed consolidated balance sheets and our condensed consolidated statements of cash flows. In addition, we have reclassified certain non-cash amounts from the amortization of debt issuance costs and the change in accounts receivable line items to the other operating activities line item in our condensed consolidated statements of cash flows. We have also reclassified certain non-cash amounts from the purchases of property and equipment line item to the prepaid expenses and other assets line item of our condensed consolidated statements of cash flows.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates are used in several areas including, but not limited to determining accrued royalties, selling prices for elements sold in multiple-element arrangements, the allowance for doubtful accounts, the fair value of stock options and market stock units, the impact of forfeitures on stock-based compensation, the provision for (benefit from) income taxes and the subscription return reserve. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements could be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

2.                        Summary of Significant Accounting Policies

Other than discussed below, there have been no material changes to our significant accounting policies as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Stock-Based Compensation — Market Stock Units ("MSUs")

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

We implemented a market stock unit program in March 2015 for certain key executives. Specifically, MSUs measure Pandora’s total stockholder return (“TSR”) performance against that of the Russell 2000 Index across three performance periods.

We have determined the grant-date fair value of the MSUs using a Monte Carlo simulation performed by a third-party valuation specialist. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. These variables include our expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors and the risk-free interest rate for the expected term of the award. The variables used in these models are reviewed on an annual basis and adjusted, as needed. We recognize stock-based compensation for the MSUs over the requisite service period using the accelerated attribution method.

Concentration of Credit Risk

For the three months ended March 31, 2014 and 2015, we had no customers that accounted for more than 10% of our total revenue. As of December 31, 2014 and March 31, 2015, we had no customers that accounted for more than 10% of our total accounts receivable.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”). ASU 2014-9 outlines a single comprehensive model for entities to use in accounting for revenue. Under the guidance, revenue is recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard may be effective for public entities with annual and interim reporting periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. We are currently evaluating implementation methods and the effect that implementation of this standard will have on our consolidated financial statements upon adoption.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 requires management of all entities to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable). The guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within that fiscal year. We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within that fiscal year. We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

3.                        Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments consisted of the following:

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	As of December 31, 2014	As of March 31, 2015
	(in thousands)
Cash and cash equivalents
Cash	$72,487	$93,900
Money market funds	89,113	93,160
Commercial paper	9,349	29,199
Corporate debt securities	5,008	4,755
Total cash and cash equivalents	$175,957	$221,014
Short-term investments
Commercial paper	$45,443	$23,635
Corporate debt securities	128,691	132,433
U.S. government and government agency debt securities	4,497	4,498
Total short-term investments	$178,631	$160,566
Long-term investments
Corporate debt securities	$100,998	$96,455
U.S. government and government agency debt securities	3,245	3,249
Total long-term investments	$104,243	$99,704
Cash, cash equivalents and investments	$458,831	$481,284

Our short-term investments have maturities of twelve months or less and are classified as available-for-sale. Our long-term investments have maturities of greater than twelve months and are classified as available-for-sale.

The following tables summarize our available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of December 31, 2014 and March 31, 2015.

	As of December 31, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$89,113	$—	$—	$89,113
Commercial paper	54,792	—	—	54,792
Corporate debt securities	235,135	6	(444)	234,697
U.S. government and government agency debt securities	7,751	—	(9)	7,742
Total cash equivalents and marketable securities	$386,791	$6	$(453)	$386,344

	As of March 31, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$93,160	$—	$—	$93,160
Commercial paper	52,834	—	—	52,834
Corporate debt securities	233,528	269	(154)	233,643
U.S. government and government agency debt securities	7,751	2	(6)	7,747
Total cash equivalents and marketable securities	$387,273	$271	$(160)	$387,384

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table presents available-for-sale investments by contractual maturity date as of December 31, 2014 and March 31, 2015.

	As of December 31, 2014
	Adjusted Cost	Fair Value
	(in thousands)
Due in one year or less	$282,206	$282,101
Due after one year through three years	104,585	104,243
Total	$386,791	$386,344

	As of March 31, 2015
	Adjusted Cost	Fair Value
	(in thousands)
Due in one year or less	$287,571	$287,680
Due after one year through three years	99,702	99,704
Total	$387,273	$387,384

The following tables summarize our available-for-sale securities’ fair value and gross unrealized losses aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2014 and March 31, 2015.

	As of December 31, 2014
	Twelve Months or Less		More than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Money market funds	$—	$—	$—	$—	$—	$—
Commercial paper	—	—	—	—	—	—
Corporate debt securities	192,699	(422)	12,148	(22)	204,847	(444)
U.S. government and government agency debt securities	5,240	(9)	—	—	5,240	(9)
Total	$197,939	$(431)	$12,148	$(22)	$210,087	$(453)

	As of March 31, 2015
	Twelve Months or Less		More than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Money market funds	$—	$—	$—	$—	$—	$—
Commercial paper	—	—	—	—	—	—
Corporate debt securities	117,964	(143)	10,737	(11)	128,701	(154)
U.S. government and government agency debt securities	3,249	(1)	1,995	(5)	5,244	(6)
Total	$121,213	$(144)	$12,732	$(16)	$133,945	$(160)

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

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

The unrealized losses on our available-for-sale securities as of March 31, 2015 were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. As of March 31, 2015, we owned 101 securities that were in an unrealized loss position. We do not intend nor expect to need to sell these securities before recovering the associated unrealized losses. We expect to recover the full carrying value of these securities. As a result, no portion of the unrealized losses at March 31, 2015 is deemed to be other-than-temporary and the unrealized losses are not deemed to be credit losses. When evaluating the investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three months ended March 31, 2015, we did not recognize any impairment charges.

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

The fair value of these financial assets and liabilities was determined using the following inputs at December 31, 2014 and March 31, 2015:

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

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	As of March 31, 2015
	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(in thousands)
Assets
Money market funds	$93,160	$—	$93,160
Commercial paper	—	52,834	52,834
Corporate debt securities	—	233,643	233,643
U.S. government and government agency debt securities	—	7,747	7,747
Total assets measured at fair value	$93,160	$294,224	$387,384

Our money market funds are classified as Level 1 within the fair value hierarchy because they are valued primarily using quoted market prices. Our other cash equivalents and short-term investments are classified as Level 2 within the fair value hierarchy because they are valued using professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. As of December 31, 2014 and March 31, 2015, we held no Level 3 assets or liabilities.

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

Performing Rights Organization ("PRO") rate-setting litigation

On November 5, 2012, we filed a petition in the rate court established by the consent decree between the American Society of Composers, Authors and Publishers (“ASCAP”) and the U.S. Department of Justice in the U.S. District Court for the Southern District of New York for the determination of reasonable license fees and terms for the ASCAP consent decree license applicable to the period January 1, 2011 through December 31, 2015. On June 11, 2013, we filed a motion for partial summary judgment seeking a determination that, as a matter of law, the publishers alleged to have withdrawn certain rights of public performance by digital audio transmission from the scope of grant of rights ASCAP could license on behalf of such publishers subsequent to the date of our request for a license from ASCAP were not valid as to our ASCAP consent decree license. On September 17, 2013, our motion for partial summary judgment was granted, alleviating the need to negotiate direct licenses for such purportedly withdrawn performance rights. A trial to determine the royalty rates we will pay ASCAP for the period from January 1, 2011 through December 31, 2015 concluded in February 2014 and the court issued its opinion in March 2014. On April 14, 2014, ASCAP, Sony/ATV, EMI Music Publishing, and Universal Publishing Group filed notices of appeal of the district court’s decision with the Second Circuit Court of Appeals. Oral arguments were held on March 19, 2015 and the parties are currently awaiting the appellate court’s decision.

On June 13, 2013, Broadcast Music, Inc. (“BMI”) filed a petition in the rate court established by the consent decree between BMI and the U.S. Department of Justice in the U.S. District Court for the Southern District of New York for the determination of reasonable fees and terms for the BMI consent decree license. We filed our response on July 19, 2013. While we seek a determination applicable to the period from January 1, 2013 through December 31, 2017, BMI has limited its requested determination to only cover January 1, 2013 through December 31, 2016. On November 1, 2013, we filed a motion

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

for partial summary judgment seeking a determination that, as a matter of law, the publishers alleged to have withdrawn certain rights of public performance by digital audio transmission from the scope of grant of rights BMI could license on behalf of such publishers subsequent to the date of our request for a license from BMI were not valid as to our BMI consent decree license. On December 18, 2013, our motion for summary judgment was denied based on the Court’s determination that an attempted partial withdrawal, although inconsistent with BMI’s obligations under its consent decree, would result in a publisher’s complete withdrawal from BMI. This rate proceeding commenced on February 10, 2015 and ended on March 13, 2015. The parties are currently awaiting the district court’s determination.

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

On October 2, 2014, Flo & Eddie Inc. filed suit against Pandora Media Inc. in the federal district court for the Central District of California. The complaint alleges misappropriation and conversion in connection with the public performance of sound recordings recorded prior to February 15, 1972. On December 19, 2014, Pandora filed a motion to strike the complaint pursuant to California’s Anti-Strategic Lawsuit Against Public Participation (“Anti-SLAPP”) statute. This motion was denied and Pandora has appealed the ruling to the Ninth Circuit Court of Appeals.

The outcome of any litigation is inherently uncertain. Based on our current knowledge we do not believe it is probable that the final outcome of the matters discussed above will, individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations or cash flows; however, in light of the uncertainties involved in such matters, there can be no assurance that the outcome of each case or the costs of litigation, regardless of outcome, will not have a material adverse effect on our business. In particular, rate court proceedings could take years to complete, could be very costly and may result in current and past royalty rates that are materially less favorable than rates we currently pay or have paid in the past.

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

6.                       Other Long-Term Assets

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	As of December 31, 2014	As of March 31, 2015
	(in thousands)
Other long-term assets
Patents, net of amortization	$6,939	$6,756
Long-term security deposits	4,947	5,333
Other	1,826	1,868
Total other long-term assets	$13,712	$13,957

Pending Acquisition

In June 2013, we entered into a local marketing agreement to program KXMZ-FM, a Rapid City, South Dakota-area terrestrial radio station. In addition, we entered into an agreement to purchase the assets of KXMZ-FM for a total purchase price of approximately $0.6 million in cash, subject to certain closing conditions. As of March 31, 2015, we have paid $0.4 million of the purchase price, which is included in the other long-term assets line item of our balance sheets.

The completion of the KXMZ-FM acquisition is subject to various closing conditions, which include, but are not limited to, regulatory approval by the Federal Communications Commission. Upon completion of these conditions, we expect to account for this acquisition as a business combination.

7.                       Debt Instruments

We are party to a $60.0 million credit facility with a syndicate of financial institutions, which expires on September 12, 2018. As of March 31, 2015, we had no borrowings outstanding, $1.1 million in letters of credit outstanding and $58.9 million of available borrowing capacity under the credit facility. We are in compliance with all financial covenants associated with the credit facility as of March 31, 2015.

8.                       Stock-based Compensation Plans and Awards

Employee Stock Purchase Plan ("ESPP")

The Employee Stock Purchase Plan allows eligible employees to purchase shares of our common stock through payroll deductions of up to 15% of their eligible compensation. The ESPP provides for six- month offering periods, commencing in February and August of each year.

The per-share fair value of shares to be granted under the ESPP is determined on the first day of the offering period using the Black-Scholes option pricing model using the following assumptions:

	Three months ended March 31,
	2014	2015
Expected life (in years)	0.5	0.5
Risk-free interest rate	0.08%	0.05-0.07%
Expected volatility	42%	42%
Expected dividend yield	0%	0%

During the three months ended March 31, 2014 and 2015, we withheld $0.9 million and $1.6 million in contributions from employees and recognized $0.3 million and $0.6 million of stock-based compensation expense related to the ESPP, respectively. In the three months ended March 31, 2015, 282,966 shares of common stock were issued under the ESPP.

Employee Stock-Based Awards

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Our 2011 Equity Incentive Plan (the “2011 Plan”) provides for the issuance of stock options, restricted stock units and other stock-based awards to our employees. The 2011 Plan is administered by the compensation committee of our board of directors.

Stock options

We measure stock-based compensation expenses for stock options at the grant date fair value of the award and recognize expenses on a straight-line basis over the requisite service period, which is generally the vesting period. We estimate the fair value of stock options using the Black-Scholes option-pricing model. During the three months ended March 31, 2014 and 2015, we recorded stock-based compensation expense from stock options of approximately $3.5 million and $2.9 million.

There were no options granted in the three months ended March 31, 2015.

Restricted stock units ("RSUs")

The fair value of the restricted stock units is expensed ratably over the vesting period. RSUs typically have an initial annual cliff vest and then vest quarterly thereafter over the service period, which is generally four years. During the three months ended March 31, 2014 and 2015, we recorded stock-based compensation expense from RSUs of approximately $13.6 million and $19.6 million.

Market stock units

We implemented a market stock unit program in March 2015 for certain key executives. Specifically, MSUs measure Pandora’s TSR performance against that of the Russell 2000 Index across three performance periods. Pandora’s relative TSR is calculated using the average adjusted closing stock price of Pandora stock, and the Russell 2000 Index, for ninety calendar days prior to the beginning of each performance period and the last ninety calendar days of the performance period. The target MSUs are divided across three performance periods as follows:

•	One-third of the target MSUs are eligible to be earned for a performance period that is the first calendar year of the MSU grant (the “One-Year Performance Period”);

•	One-third of the target MSUs are eligible to be earned for a performance period that is the first two calendar years of the MSU grant (the “Two-Year Performance Period”); and

•	Any remaining portion of the target MSUs are eligible to be earned for a performance period that is the entire three calendar years of the MSU grant (the “Three-Year Performance Period”).

For each performance period, a “performance multiplier” is calculated by comparing Pandora’s relative TSR for the period to the Russell 2000 Index TSR for the same period. The target number of shares will vest if the Pandora TSR is equal to the Russell 2000 Index TSR for the period. For each percentage point that the Pandora TSR falls below the Russell 2000 Index TSR for the period, the performance multiplier is decreased by three percentage points. The performance multiplier is capped at 100% for the One-Year and Two-Year Performance Periods. However, the full award is eligible for a payout up to 200% of target with all upside tied to the Three-Year Performance Period. For each percentage point that the Pandora TSR exceeds the Russell 2000 Index TSR for the Three-Year Performance Period, the performance multiplier is increased by 2%.

We have determined the grant-date fair value of the MSUs using a Monte Carlo simulation performed by a third-party valuation firm. We recognize stock-based compensation for the MSUs over the requisite service period, which is approximately three years, using the accelerated attribution method. During the three months ended March 31, 2015, we granted 776,000 MSUs at a total grant-date fair value of $4.3 million. During the three months ended March 31, 2015, we recognized $0.1 million in stock-based compensation expense from MSUs.

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows:

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	Three months ended March 31,
	2014	2015
	(in thousands) (unaudited)
Stock-based compensation expense
Cost of revenue - Other	$881	$1,207
Product development	3,461	4,605
Sales and marketing	8,311	11,344
General and administrative	4,739	6,039
Total stock-based compensation expense	$17,392	$23,195

9.                       Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options and restricted stock units, to the extent dilutive. Basic and diluted net loss per share were the same for the three months ended March 31, 2014 and 2015, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of historical basic and diluted net loss per share:

	Three months ended March 31,
	2014	2015
	(in thousands except per share amounts)
Numerator
Net loss	$(28,931)	$(48,257)
Denominator
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	199,857	209,928
Net loss per share, basic and diluted	$(0.14)	$(0.23)

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	As of March 31,
	2014	2015
	(in thousands)
Options to purchase common stock	13,518	10,787
Restricted stock units	11,752	15,764
Market stock units	—	776
Total common stock equivalents	25,270	27,327

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, plans and objectives of management and economic, competitive and technological trends. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. We qualify all of our forward-looking statements by these cautionary statements. These and other factors could cause our results to differ materially from those expressed in this Quarterly Report on Form 10-Q.

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

For the three months ended March 31, 2015, we streamed 5.30 billion hours of radio, and as of March 31, 2015, we had 79.2 million active users during the prior 30-day period. Since we launched our free, advertising-supported radio service in 2005 our listeners have created over 8 billion stations.

At the core of our service is our set of proprietary personalization technologies, including the Music Genome Project and our playlist generating algorithms. The Music Genome Project is a database of over 1,000,000 uniquely analyzed songs from over 150,000 artists, spanning over 600 genres and sub-genres, which we develop one song at a time by evaluating and cataloging each song’s particular attributes. When a listener enters a single song, artist, comedian or genre to start a station, the Pandora service instantly generates a station that plays music or comedy we think that listener will enjoy. Based on listener reactions to the recordings we pick, we further tailor the station to match the listener's preferences. Listeners also have the ability to add variety to and rename stations, which further allows for the personalization of our service.

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

Recent Events

In February 2015, we announced a United States licensing agreement to partner with Naxos of America, Inc. ("Naxos"), one of the world’s leading classical music labels representing a collection of classical music works. This partnership is designed to help classical labels and artists increase the audiences they reach. Participating labels and the artists they represent can also take advantage of the marketing capabilities of our connected platform, which capabilities include providing direct access to our metadata to help participating labels make data-driven business decisions. We do not expect this partnership to have a material effect on our financial condition or operating results.

Factors Affecting our Business Model

As our mobile listenership increases, we face new challenges in optimizing our advertising products for delivery on mobile and other connected device platforms and monetizing inventory, or opportunities to sell advertisements, generated by listeners using these platforms. The mobile digital advertising industry is at an early stage of development, with lower overall spending levels than traditional online advertising markets, and faces technical challenges due to fragmented platforms and a lack of standard audience measurement protocols. As a greater share of our listener hours is consumed on mobile devices, our ability to monetize increased mobile streaming may not achieve the levels of monetization of streaming we have achieved on computers.

In addition, our monetization strategy includes increasing the number of ad campaigns for computer, mobile and other connected device platforms sold to local advertisers, placing us in more direct competition with broadcast radio for advertiser spending, especially for audio advertisements. By contrast, historically our advertisers have been predominantly national brands. To successfully monetize our growing listener hours, a key strategy is to convince a substantial base of local advertisers of the benefits of advertising on the Pandora service, including demonstrating the effectiveness and relevance of our advertising products, in particular audio advertising products, across the range of our delivery platforms.

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

We pay content acquisition costs, or royalties, to the copyright owners, or their agents, of each sound recording that we stream and to the copyright owners, or their agents, for the sound recordings that we perform, as well as the musical works embodied in each of those sound recordings, subject to certain exclusions. Royalties for sound recordings are negotiated with and paid to record labels, rights organizations or to SoundExchange, Inc. ("SoundExchange") and Merlin Networks B.V ("Merlin"). Royalties for musical works are most often negotiated with and paid to performing rights organizations (“PROs") such as ASCAP, BMI and SESAC, Inc. (“SESAC”) or directly to publishing companies. Royalties are calculated based on the number of sound recordings streamed, revenue earned or other usage measures.

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

Given the current royalty structures in effect through the end of 2015 with respect to the public performance of sound recordings in the United States, our content acquisition costs increase with each additional listener hour, regardless of whether we are able to generate more revenue. As such, our ability to achieve and sustain profitability and operating leverage depends on our ability to increase our revenue per hour of streaming through increased advertising revenue across all of our delivery platforms. We are presently involved in proceedings to set the royalties we pay to SoundExchange for streaming performances of musical works for the period from 2016 through 2020. Depending on the outcome of those proceedings, our royalty costs could change significantly. Please refer to our discussion of these matters in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 for further information.

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

The table below sets forth our total listener hours for the three months ended March 31, 2014 and 2015.

	Three months ended March 31,
	2014	2015
	(in billions)
Listener hours	4.80	5.30

Active Users
We track the number of active users as an additional indicator of the breadth of audience we are reaching at a given time. We define active users as the number of distinct registered users, including subscribers that have requested audio from our servers within the trailing 30 days to the end of the final calendar month of the period. The number of active users may overstate the number of unique individuals who actively use our service within a month as one individual may register for, and use, multiple accounts.

The table below sets forth our total active users as of March 31, 2014 and 2015.

	As of March 31,
	2014	2015
	(in millions)
Active users	75.3	79.2
We define advertising-based active users (“ad-based active users”) as the number of users, excluding subscribers, that have requested audio from our servers within the trailing 30 days to the end of the final calendar month of the period. We define subscribers as the number of distinct users at the end of the period that have subscribed to our service. Inactive subscribers are included as they contribute towards revenue per thousand listener hours (“RPMs”), which are described in further detail below.

The table below sets forth our users on an advertising and subscription basis as of March 31, 2014 and 2015.

	As of March 31,
	2014	2015
User type	Users (in millions)
Ad-based active users	72.4	76.1
Subscribers*	3.4	3.8
Total	75.8	79.9
* Includes subscribers that have not used our service within the trailing 30 days to the end of the final calendar month of the period.

The table below sets forth our listener hours on an advertising and subscription basis for the three months ended March 31, 2014 and 2015.

	Three months ended March 31,
	2014	2015
User type	Listener hours (in billions)
Ad-based active users	4.21	4.68
Subscribers	0.59	0.62
Total	4.80	5.30

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
The table below sets forth our RPMs and LPMs, including total, computer and mobile and other connected devices, on an ad, subscription and total basis for the three months ended March 31, 2014 and 2015.

	Three months ended March 31,
	2014		2015
	RPM	LPM*	RPM	LPM*
Advertising
Computer	$52.75	$21.17	$58.04	$19.66
Mobile and other connected devices	29.46	20.02	34.92	22.07
Total advertising	$33.40	$20.22	$38.30	$21.72

Subscription
Computer	$61.92	$33.95	$70.13	$36.43
Mobile and other connected devices	102.53	41.54	85.56	39.59
Total subscription	$91.59	$39.49	$82.07	$38.88

Total
Total computer	$54.42	$23.49	$60.13	$22.57
Total mobile and other connected devices	37.43	22.37	40.47	23.99
Total	$40.51	$22.57	$43.53	$23.77

* Under the Pureplay Settlement agreement, we pay per-performance rates for the streaming of sound recordings for our Pandora One subscription service that are higher than the per-performance rates for our free, advertising-supported service.

Total ad RPMs
For the three months ended March 31, 2015 compared to 2014, total ad RPMs increased primarily due to an increase in ad RPMs on the mobile and other connected devices platform. Ad RPMs on the mobile and other connected devices platform increased as advertising revenue growth outpaced the growth in advertising listener hours as a result of an increase in the average price per ad and an increase in the number of ads sold.
Total subscription RPMs
For the three months ended March 31, 2015 compared to 2014, total subscription RPMs decreased as a result of the one-time recognition of the accumulation of deferred revenue related to certain subscriptions purchased through mobile app stores of $14.2 million in the three months ended March 31, 2014. This was offset by an approximate 20% increase in the average price per subscription as a result of the change in the Pandora One pricing structure and an approximate 10% increase in the number of subscribers.

Total ad LPMs
Total ad LPMs increased in the three months ended March 31, 2015 compared to 2014, primarily due to an increase in ad LPMs on the mobile and other connected devices platform. Ad LPMs on the mobile and other connected devices platform increased as a result of scheduled rate increases for sound recording royalties paid to SoundExchange.
Total subscription LPMs

Total subscription LPMs decreased in the three months ended March 31, 2015 compared to 2014, primarily due to a decrease in subscription LPMs on the mobile and other connected devices platform. Subscription LPMs on the mobile and other connected devices platform decreased as the growth in mobile subscription listener hours outpaced the growth in mobile subscription content acquisition costs, partially due to a one-time royalty payment in the three months ended March 31, 2014, offset by scheduled rate increases for sound recording royalties paid to SoundExchange.

Basis of Presentation and Results of Operations

The following table presents our results of operations for the periods indicated as a percentage of total revenue. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three months ended March 31,
	2014	2015
Revenue
Advertising	72%	77%
Subscription and other	28	23
Total revenue (2)	100	100
Cost of revenue
Cost of revenue — Content acquisition costs	56	55
Cost of revenue — Other(1)	8	7
Total cost of revenue (2)	63	62
Gross profit (2)	37	38
Operating expenses
Product development(1)	6	7
Sales and marketing(1)	32	37
General and administrative(1)	14	16
Total operating expenses (2)	51	59
Loss from operations (2)	(15)	(21)
Other income, net	—	—
Loss before provision for income taxes (2)	(15)	(21)
Provision for income taxes	—	—
Net Loss (2)	(15)%	(21)%

(1) Includes stock-based compensation as follows:
Cost of revenue - Other	0.5%	0.5%
Product development	1.8	2.0
Sales and marketing	4.3	4.9
General and administrative	2.4	2.6
(2) Note: Amounts may not recalculate due to rounding

Revenue

	Three months ended March 31,
	2014	2015	$ Change
	(in thousands)
Revenue
Advertising	$140,634	$178,739	$38,105
Subscription and other	53,681	52,025	(1,656)
Total revenue	$194,315	$230,764	$36,449

Advertising revenue

We generate advertising revenue primarily from audio, display and video advertising, which is typically sold on a cost-per-thousand impressions, or CPM, basis. Advertising campaigns typically range from one to twelve months, and advertisers generally pay us based on the number of delivered impressions or the satisfaction of other criteria, such as click-throughs. We also have arrangements with advertising agencies under which these agencies sell advertising inventory on our service directly to advertisers. We report revenue under these arrangements net of amounts due to agencies. For the three months ended March 31, 2014 and 2015, advertising revenue accounted for 72% and 77%, of our total revenue. We expect that advertising will comprise a substantial majority of our revenue for the foreseeable future.

For the three months ended March 31, 2015 compared to 2014, advertising revenue increased $38.1 million or 27%, primarily due to an approximate 15% increase in the average price per ad due in part to our increase in relative volume of local ad sales and our focus on monetizing mobile inventory and an approximate 10% increase in the number of ads sold, as a result of an increase in advertising listener hours.

Subscription and other revenue

Subscription and other revenue is generated primarily through the sale of Pandora One, a premium version of the Pandora service, which currently includes advertisement-free access and higher audio quality on the devices that support it. Subscription revenue is recognized on a straight-line basis over the duration of the subscription period. For the three months ended March 31, 2014 and 2015, subscription and other revenue accounted for 28% and 23% of our total revenue.

For the three months ended March 31, 2015 compared to 2014, subscription revenue decreased $1.7 million or 3%, primarily as a result of the one-time recognition of the accumulation of deferred revenue related to certain subscriptions purchased through mobile app stores of $14.2 million in the three months ended March 31, 2014. Refer to “Deferred Revenue” below for further details regarding these mobile subscriptions. This was offset by an approximate 20% increase in the average price per subscription as a result of the change in the Pandora One pricing structure and an approximate 10% increase in the number of subscribers.

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

We were required to defer revenue for certain subscriptions purchased through mobile app stores that contained refund rights until the refund rights lapsed or until we developed sufficient operating history to estimate a return reserve. As of December 31, 2013, we had deferred all revenue related to these mobile subscriptions subject to refund rights totaling approximately $14.2 million, as we did not have sufficient transaction history to estimate a return reserve. Beginning in January 2014, we had sufficient transaction history that enabled us to estimate future returns. Accordingly, in January 2014, we began recording revenue related to these mobile subscriptions net of estimated returns. This resulted in a one-time increase in subscription revenue in the three months ended March 31, 2014 of approximately $14.2 million, as the previously deferred revenue was recognized. As of March 31, 2015, the deferred revenue related to the return reserve was not significant.

Effective in March 2014, we implemented a change in the pricing structure for Pandora One under which the $36 annual subscription option was eliminated. In addition, effective in May 2014, the monthly pricing option for Pandora One was increased to $4.99 per-month for new subscribers. Existing monthly subscribers who did not lapse maintained the $3.99 per-month pricing structure, and existing annual subscribers who did not lapse were migrated to the $3.99 per-month monthly pricing structure. Effective in December 2014, we reinstated the annual subscription option at $54.89 or $47.88 per year, depending on whether the user was a previous annual subscriber. The deferred revenue in our condensed consolidated balance sheet as of March 31, 2015 increased by $12.3 million as compared to our consolidated balance sheet as of December 31, 2014, primarily as a result of an increase in annual subscribers in the three months ended March 31, 2015.

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

Cost of revenue - Content acquisition costs

	Three months ended March 31,
	2014	2015	$ Change
	(in thousands)
Cost of revenue - Content acquisition costs	$108,275	$126,023	$17,748

Content acquisition costs as a percentage of advertising revenue by platform

	Three months ended March 31,
	2014	2015
Computer	39%	39%
Mobile and other connected devices	67%	62%

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

For the three months ended March 31, 2015 compared to 2014, content acquisition costs increased $17.7 million or 16%, primarily due to an approximate 10% increase in listener hours and scheduled royalty rate increases of 8%. Content acquisition costs as a percentage of total revenue decreased from 56% to 55%, primarily due to an increase in advertising sales and the effect of measures we have adopted to manage the growth of mobile content acquisition costs while minimizing adverse effects on the listener experience, partially offset by scheduled rate increases. Estimated content acquisition costs as a percentage of the advertising revenue attributable to our computer platform were 39% in both of the three months ended March 31, 2014 and 2015, primarily due to increases in advertising sales on that platform that were offset by scheduled rate increases. Estimated content acquisition costs as a percentage of the advertising revenue attributable to our mobile and other connected devices platform decreased from 67% to 62%, primarily due to an increase in advertising sales on those platforms and the effect of measures we have adopted to manage the growth of mobile content acquisition costs while minimizing adverse effects on the listener experience, partially offset by scheduled rate increases.

Cost of revenue—Other

	Three months ended March 31,
	2014	2015	$ Change
	(in thousands)
Cost of revenue — Other	$14,979	$16,233	$1,254

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

For the three months ended March 31, 2015 compared to 2014, cost of revenue - other increased $1.3 million or 8%, primarily due to a $1.6 million increase in hosting and infrastructure costs driven by an increase in listener hours and a $1.3 million increase in employee-related costs driven by an approximate 45% increase in headcount, offset by a $1.6 million decrease in costs related to music events that are sold as part of advertising arrangements.

Gross profit

	Three months ended March 31,
	2014	2015	$ Change
	(in thousands)
Gross profit
Total revenue	$194,315	$230,764	$36,449
Total cost of revenue	123,254	142,256	19,002
Gross profit	$71,061	$88,508	$17,447
Gross margin	37%	38%

For the three months ended March 31, 2015 compared to 2014, gross profit increased by $17.4 million or 25%, primarily due to an increase in advertising revenue as a result of an increase in the average price per ad and an increase in the number of ads sold. Gross margin increased from 37% to 38%, as the growth in revenue outpaced the growth in content acquisition costs primarily due to an increase in advertising revenue and the effect of measures we have adopted to manage the growth of mobile content acquisition costs while minimizing adverse effects on the listener experience, such as adjusting the number of times users can skip songs during a given listening session, as well as optimizing time-based thresholds whereby music will stop playing after a certain length of user inactivity with the service. This was offset by a decrease in subscription revenue as a result of the one-time recognition of the accumulation of deferred revenue related to certain subscriptions purchased through mobile app stores of $14.2 million in the three months ended March 31, 2014.

Product development

	Three months ended March 31,
	2014	2015	$ Change
	(in thousands)
Product development	$11,831	$15,875	$4,044

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

For the three months ended March 31, 2015 compared to 2014, product development expenses increased $4.0 million or 34%, primarily due to a $3.9 million increase in employee-related costs, which were driven by an approximate 45% increase in headcount.

Sales and marketing

	Three months ended March 31,
	2014	2015	$ Change
	(in thousands)
Sales and marketing	$61,864	$84,274	$22,410

Sales and marketing consists primarily of employee-related costs, including salaries, commissions and benefits related to employees in sales, sales support, marketing and music industry group departments. In addition, sales and marketing expenses include transaction processing commissions on subscription purchases through mobile app stores, external sales and marketing expenses such as brand marketing, direct response and search engine marketing costs, public relations expenses, costs related to music events, agency platform and media measurement expenses, facilities-related expenses and infrastructure costs. We expect sales and marketing expenses to increase as we hire additional personnel to build out our sales and sales support teams, particularly as we continue to build out our local market sales team. While we have historically relied on the success of viral marketing to expand consumer awareness of our service, in 2014 we began to launch marketing campaigns to increase consumer awareness and expand our listener base. We anticipate that we will continue to utilize these types of marketing campaigns in the future.

For the three months ended March 31, 2015 compared to 2014, sales and marketing expenses increased $22.4 million or 36%, primarily due to a $12.0 million increase in employee-related costs, which was driven by an approximate 30% increase in headcount, a $5.6 million increase in brand marketing, direct response and search engine marketing costs, a $3.0 million increase in transaction processing commissions on subscription purchases through mobile app stores and a $1.2 million increase in costs related to music events.

General and administrative

	Three months ended March 31,
	2014	2015	$ Change
	(in thousands)
General and administrative	$26,361	$36,754	$10,393

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

For the three months ended March 31, 2015 compared to 2014, general and administrative expenses increased $10.4 million or 39%, primarily due to a $4.0 million increase in professional service costs related to royalty-related legal matters and a $3.8 million increase in employee-related costs, which was driven by an approximate 35% increase in headcount.

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

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements and as of March 31, 2015 we had no such arrangements.

Contractual Obligations

There has been no material change in our contractual obligations other than in the ordinary course of business since the year ended December 31, 2014.

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

Liquidity and Capital Resources

As of March 31, 2015, we had cash, cash equivalents and investments totaling $481.3 million, which primarily consisted of cash and money market funds held at major financial institutions, commercial paper and investment-grade corporate debt securities.

Our principal uses of cash during the three months ended March 31, 2015 were funding our operations, as described below, and capital expenditures.

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

Our Indebtedness

We are party to a $60.0 million credit facility with a syndicate of financial institutions, which expires on September 12, 2018. As of March 31, 2015, we had no borrowings outstanding, $1.1 million in letters of credit outstanding and $58.9 million of available borrowing capacity under the credit facility.

Capital Expenditures

Consistent with previous periods, future capital expenditures will primarily focus on acquiring additional hosting and general corporate infrastructure. Our access to capital is adequate to meet our anticipated capital expenditures for our current plans.

Historical Trends

The following table summarizes our cash flow data for the three months ended March 31, 2014 and 2015.

	Three months ended March 31,
	2014	2015
	(in thousands) (unaudited)
Net cash provided by (used in) operating activities	$(2,122)	$26,982
Net cash provided by (used in) investing activities	(93,466)	16,408
Net cash provided by financing activities	10,614	1,825

Operating activities

In the three months ended March 31, 2015, net cash provided by operating activities was $27.0 million and primarily consisted of our net loss of $48.3 million, which was partially offset by non-cash charges of $28.2 million, primarily related to $23.2 million in stock-based compensation charges. Net cash provided by operating activities also included $29.2 million in cash from collections of accounts receivable and a $12.3 million increase in deferred revenue primarily due to the reinstatement of the annual subscription option in December 2014. Net cash provided by operating activities increased $29.1 million from the three months ended March 31, 2014, primarily due to a decrease in accounts receivable of $13.6 million as a result of cash from collections of accounts receivable and a $12.3 million increase in deferred revenue primarily due to the reinstatement of the annual subscription option in December 2014.

Investing activities

In the three months ended March 31, 2015, net cash provided by investing activities was $16.4 million, primarily due to $78.5 million of proceeds from maturities of investments, offset by $56.8 million of purchases of investments and $5.9 million of capital expenditures for leasehold improvements and server equipment.

Financing activities

In the three months ended March 31, 2015, net cash provided by financing activities was $1.8 million, primarily consisting of $1.6 million in proceeds from the ESPP.

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

Other than those discussed below, there have been no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2014 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

Stock-Based Compensation — Market Stock Units ("MSUs")

We implemented a market stock unit program in March 2015 for certain key executives. Specifically, MSUs measure Pandora’s total stockholder return ("TSR”) performance against that of the Russell 2000 Index across three performance periods.

We have determined the grant-date fair value of the MSUs using a Monte Carlo simulation performed by a third-party valuation firm. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. These variables include our expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors and the risk-free interest rate for the expected term of the award. The variables used in these models are reviewed on an annual basis and adjusted, as needed. We recognize stock-based compensation for the MSUs over the requisite service period using the accelerated attribution method.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Fluctuation Risk

There have been no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before deciding to invest in our common stock, you should carefully consider each of the risk factors described in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and all information set forth in this Quarterly Report on Form 10-Q. Those risks and the risks described in this Quarterly Report on Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” could materially harm our business, financial condition, operating results, cash flow and prospects. If that occurs, the trading price of our common stock could decline, and you may lose all or part of your investment.

There have been no material changes to the Risk Factors described under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By	Filed Herewith
10.17D	2015 Corporate Incentive Plan						X
10.25	Offer Letter with Sara Clemens, dated January 22, 2014						X
10.26	Offer Letter with Stephen Bené, dated October 14, 2014						X
10.27	Offer Letter with Christopher Phillips, dated October 20, 2014						X
10.28	Form of MSU Grant Notice and Award Agreement						X
31.01	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act						X
31.02	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act						X
32.01	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act						X
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Condensed Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Condensed Statements of Comprehensive Loss for the three months ended March 31, 2015 and 2014, (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (v) Notes to Condensed Financial Statements
X

†   Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Pandora Media, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANDORA MEDIA, INC.

Date: April 27, 2015	By:	/s/ Michael S. Herring
Michael S. Herring
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)