Form 10-Q
period 2015-06-30
Pandora Media, Inc.
filed 2015-07-24
CIK 1230276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The number of shares of registrant’s common stock outstanding as of July 22, 2015 was: 212,280,921.

Pandora Media, Inc.

FORM 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Pandora Media, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
 (unaudited)

	As of December 31, 2014	As of June 30, 2015
Assets
Current assets
Cash and cash equivalents	$175,957	$204,103
Short-term investments	178,631	168,339
Accounts receivable, net of allowance of $1,218 at December 31, 2014 and $1,579 at June 30, 2015	218,437	233,715
Prepaid expenses and other current assets	15,389	16,664
Total current assets	588,414	622,821
Long-term investments	104,243	89,013
Property and equipment, net	42,921	54,741
Other long-term assets	13,712	13,857
Total assets	$749,290	$780,432
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$10,825	$16,386
Accrued liabilities	15,754	25,006
Accrued royalties	73,693	81,351
Deferred revenue	14,412	27,097
Accrued compensation	34,476	39,905
Total current liabilities	149,160	189,745
Other long-term liabilities	16,773	15,177
Total liabilities	165,933	204,922
Stockholders’ equity
Common stock: 209,071,488 shares issued and outstanding at December 31, 2014 and 212,251,439 at June 30, 2015	21	21
Additional paid-in capital	781,009	837,356
Accumulated deficit	(196,997)	(261,319)
Accumulated other comprehensive loss	(676)	(548)
Total stockholders’ equity	583,357	575,510
Total liabilities and stockholders’ equity	$749,290	$780,432

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2015	2014	2015
Revenue
Advertising	$177,324	$230,921	$317,958	$409,660
Subscription and other	41,570	54,639	95,251	106,664
Total revenue	218,894	285,560	413,209	516,324
Cost of revenue
Cost of revenue - Content acquisition costs	111,461	130,134	219,736	256,157
Cost of revenue - Other	13,989	20,043	28,968	36,276
Total cost of revenue	125,450	150,177	248,704	292,433
Gross profit	93,444	135,383	164,505	223,891
Operating expenses
Product development	13,076	18,742	24,907	34,617
Sales and marketing	66,232	94,035	128,096	178,309
General and administrative	25,865	38,812	52,226	75,566
Total operating expenses	105,173	151,589	205,229	288,492
Loss from operations	(11,729)	(16,206)	(40,724)	(64,601)
Other income, net	100	256	192	453
Loss before provision for income taxes	(11,629)	(15,950)	(40,532)	(64,148)
Provision for income taxes	(99)	(115)	(127)	(174)
Net loss	$(11,728)	$(16,065)	$(40,659)	$(64,322)
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	205,706	211,742	202,798	210,840
Net loss per share, basic and diluted	$(0.06)	$(0.08)	$(0.20)	$(0.31)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2015	2014	2015
Net loss	$(11,728)	$(16,065)	$(40,659)	$(64,322)
Change in foreign currency translation adjustment	(2)	(48)	16	(147)
Change in net unrealized losses on marketable securities	85	(283)	200	275
Other comprehensive income (loss)	83	(331)	216	128
Total comprehensive loss	$(11,645)	$(16,396)	$(40,443)	$(64,194)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2014	2015
Operating activities
Net loss	$(40,659)	$(64,322)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	7,109	9,365
Stock-based compensation	38,005	50,679
Amortization of premium on investments, net	1,380	1,229
Other operating activities	446	944
Changes in operating assets and liabilities
Accounts receivable	(13,542)	(16,123)
Prepaid expenses and other assets	(3,253)	(2,104)
Accounts payable and accrued liabilities	1,095	10,363
Accrued royalties	6,145	7,697
Accrued compensation	10,748	5,897
Deferred revenue	(19,887)	12,685
Reimbursement of cost of leasehold improvements	3,161	749
Net cash provided by (used in) operating activities	(9,252)	17,059
Investing activities
Purchases of property and equipment	(16,424)	(17,947)
Purchases of investments	(194,122)	(111,541)
Proceeds from maturities of investments	116,831	132,119
Proceeds from sale of investments	—	3,662
Payments related to acquisition	—	(200)
Net cash provided by (used in) investing activities	(93,715)	6,093
Financing activities
Proceeds from employee stock purchase plan	2,482	3,275
Proceeds from exercise of stock options	12,562	2,862
Tax payments from net share settlements of restricted stock units	—	(907)
Net cash provided by financing activities	15,044	5,230
Effect of exchange rate changes on cash and cash equivalents	16	(236)
Net increase (decrease) in cash and cash equivalents	(87,907)	28,146
Cash and cash equivalents at beginning of period	245,755	175,957
Cash and cash equivalents at end of period	$157,848	$204,103
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$246	$219
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$3,337	$3,637

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission ("SEC") Regulation S-X, and include the accounts of Pandora and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of our management, the interim unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position for the periods presented. These interim unaudited condensed consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any subsequent period and should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates are used in several areas including, but not limited to determining accrued royalties, selling prices for elements sold in multiple-element arrangements, the allowance for doubtful accounts, the fair value of stock options, market stock units ("MSUs") and the Employee Stock Purchase Plan ("ESPP"), the impact of forfeitures on stock-based compensation, the provision for (benefit from) income taxes and the subscription return reserve. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements could be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

2.                        Summary of Significant Accounting Policies

Other than discussed below, there have been no material changes to our significant accounting policies as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Stock-Based Compensation — MSUs

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

Concentration of Credit Risk

For the three and six months ended June 30, 2014 and 2015, we had no customers that accounted for more than 10% of our total revenue. As of December 31, 2014 and June 30, 2015, we had no customers that accounted for more than 10% of our total accounts receivable.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”). ASU 2014-9 outlines a single comprehensive model for entities to use in accounting for revenue. Under the guidance, revenue is recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard may be effective for public entities with annual and interim reporting periods beginning after December 15, 2017. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. We are currently evaluating implementation methods and the effect that implementation of this standard will have on our consolidated financial statements upon adoption.

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

3.                        Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments consisted of the following:

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	As of December 31, 2014	As of June 30, 2015
	(in thousands)
Cash and cash equivalents
Cash	$72,487	$99,001
Money market funds	89,113	94,948
Commercial paper	9,349	7,749
Corporate debt securities	5,008	2,405
Total cash and cash equivalents	$175,957	$204,103
Short-term investments
Commercial paper	$45,443	$42,582
Corporate debt securities	128,691	123,255
U.S. government and government agency debt securities	4,497	2,502
Total short-term investments	$178,631	$168,339
Long-term investments
Corporate debt securities	$100,998	$89,013
U.S. government and government agency debt securities	3,245	—
Total long-term investments	$104,243	$89,013
Cash, cash equivalents and investments	$458,831	$461,455

Our short-term investments have maturities of twelve months or less and are classified as available-for-sale. Our long-term investments have maturities of greater than twelve months and are classified as available-for-sale.

The following tables summarize our available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of December 31, 2014 and June 30, 2015.

	As of December 31, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$89,113	$—	$—	$89,113
Commercial paper	54,792	—	—	54,792
Corporate debt securities	235,135	6	(444)	234,697
U.S. government and government agency debt securities	7,751	—	(9)	7,742
Total cash equivalents and marketable securities	$386,791	$6	$(453)	$386,344

	As of June 30, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$94,948	$—	$—	$94,948
Commercial paper	50,331	—	—	50,331
Corporate debt securities	214,847	35	(209)	214,673
U.S. government and government agency debt securities	2,500	2	—	2,502
Total cash equivalents and marketable securities	$362,626	$37	$(209)	$362,454

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table presents available-for-sale investments by contractual maturity date as of December 31, 2014 and June 30, 2015.

	As of December 31, 2014
	Adjusted Cost	Fair Value
	(in thousands)
Due in one year or less	$282,206	$282,101
Due after one year through three years	104,585	104,243
Total	$386,791	$386,344

	As of June 30, 2015
	Adjusted Cost	Fair Value
	(in thousands)
Due in one year or less	$273,501	$273,441
Due after one year through three years	89,125	89,013
Total	$362,626	$362,454

The following tables summarize our available-for-sale securities’ fair value and gross unrealized losses aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2014 and June 30, 2015.

	As of December 31, 2014
	Twelve Months or Less		More than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Money market funds	$—	$—	$—	$—	$—	$—
Commercial paper	—	—	—	—	—	—
Corporate debt securities	192,699	(422)	12,148	(22)	204,847	(444)
U.S. government and government agency debt securities	5,240	(9)	—	—	5,240	(9)
Total	$197,939	$(431)	$12,148	$(22)	$210,087	$(453)

As of June 30, 2015
	Twelve Months or Less		More than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Money market funds	$—	$—	$—	$—	$—	$—
Commercial paper	—	—	—	—	—	—
Corporate debt securities	135,552	(188)	19,738	(21)	155,290	(209)
U.S. government and government agency debt securities	—	—	—	—	—	—
Total	$135,552	$(188)	$19,738	$(21)	$155,290	$(209)

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

The unrealized losses on our available-for-sale securities as of June 30, 2015 were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. As of June 30, 2015, we owned 121 securities that were in an unrealized loss position. We do not intend nor expect to need to sell these securities before recovering the associated unrealized losses. We expect to recover the full carrying value of these securities. As a result, no portion of the unrealized losses at June 30, 2015 is deemed to be other-than-temporary and the unrealized losses are not deemed to be credit losses. When evaluating the investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three and six months ended June 30, 2015, we did not recognize any impairment charges. During the three and six months ended June 30, 2015, we had proceeds from the sale of available-for-sale securities of $3.7 million. We did not recognize a realized gain or loss in connection with these sales.

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

The fair value of these financial assets and liabilities was determined using the following inputs at December 31, 2014 and June 30, 2015:

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	As of December 31, 2014
	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(in thousands)
Assets
Money market funds	$89,113	$—	$89,113
Commercial paper	—	54,792	54,792
Corporate debt securities	—	234,697	234,697
U.S. government and government agency debt securities	—	7,742	7,742
Total assets measured at fair value	$89,113	$297,231	$386,344

	As of June 30, 2015
	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(in thousands)
Assets
Money market funds	$94,948	$—	$94,948
Commercial paper	—	50,331	50,331
Corporate debt securities	—	214,673	214,673
U.S. government and government agency debt securities	—	2,502	2,502
Total assets measured at fair value	$94,948	$267,506	$362,454

Our money market funds are classified as Level 1 within the fair value hierarchy because they are valued primarily using quoted market prices. Our other cash equivalents and short-term investments are classified as Level 2 within the fair value hierarchy because they are valued using professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. As of December 31, 2014 and June 30, 2015, we held no Level 3 assets or liabilities.

5.                       Commitments and Contingencies

Legal Proceedings

We have been in the past, and continue to be, a party to rate-setting, privacy and patent infringement litigation which have consumed, and may continue to consume, financial and managerial resources. We are also from time to time subject to various other legal proceedings and claims arising in the ordinary course of our business. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Our management periodically evaluates developments that could affect the amount, if any, of liability that we have previously accrued and make adjustments as appropriate. Determining both the likelihood and the estimated amount of a loss requires significant judgment, and management’s judgment may be incorrect. We do not believe the ultimate resolution of any pending legal matters is likely to have a material adverse effect on our business, financial position, results of operations or cash flows.

Performing Rights Organization ("PRO") rate-setting litigation

On November 5, 2012, we filed a petition in the rate court in the U.S. District Court for the Southern District of New York established by the consent decree between the American Society of Composers, Authors and Publishers (“ASCAP”) and the U.S. Department of Justice for the determination of reasonable license fees and terms for an ASCAP blanket license for the

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

period from January 1, 2011 through December 31, 2015. A trial to determine the royalty rate for this blanket license concluded in February 2014, and in March 2014, the court issued its opinion establishing a royalty rate of 1.85% of revenue before certain deductions. On April 14, 2014, ASCAP, Sony/ATV, EMI Music Publishing, and Universal Publishing Group filed notices of appeal of the district court’s decision with the Second Circuit Court of Appeals. Oral arguments were held before the Second Circuit on March 19, 2015. On May 6, 2015 the Second Circuit upheld the district court’s ruling. On June 3, 2015, ASCAP petitioned the Second Circuit for a rehearing. On June 26, 2015, that petition was denied.

On June 13, 2013, Broadcast Music, Inc. (“BMI”) filed a petition in the rate court in the U.S. District Court for the Southern District of New York established by the consent decree between BMI and the U.S. Department of Justice for the determination of reasonable fees and terms for a BMI blanket license for the period from January 1, 2013 through December 31, 2016. The rate proceeding concluded on March 13, 2015, and in May 2015, the court issued its opinion establishing a royalty rate of 2.5% of revenue before certain deductions. The district court's opinion did not have a material impact on our consolidated statements of operations for the three and six months ended June 30, 2015. On June 26, 2015, we filed a notice of appeal of the court's decision with the Second Circuit Court of Appeals.

Pre-1972 copyright litigation

On April 17, 2014, UMG Recordings, Inc., Sony Music Entertainment, Capitol Records, LLC, Warner Music Group Corp. and ABKCO Music and Records, Inc. filed suit against Pandora Media Inc. in the Supreme Court of the State of New York. The complaint claims common law copyright infringement and unfair competition arising from allegations that Pandora owes royalties for the public performance of sound recordings recorded prior to February 15, 1972.

On October 2, 2014, Flo & Eddie Inc. filed suit against Pandora Media Inc. in the federal district court for the Central District of California. The complaint alleges misappropriation and conversion in connection with the public performance of sound recordings recorded prior to February 15, 1972. On December 19, 2014, Pandora filed a motion to strike the complaint pursuant to California’s Anti-Strategic Lawsuit Against Public Participation (“Anti-SLAPP”) statute. This motion was denied, and Pandora has appealed the ruling to the Ninth Circuit Court of Appeals. As a result, the district court litigation has been stayed pending the Ninth Circuit's review.

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

6.                       Other Long-Term Assets

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	As of December 31, 2014	As of June 30, 2015
	(in thousands)
Other long-term assets
Intangible assets	$6,939	$6,766
Long-term security deposits	4,947	5,370
Other	1,826	1,721
Total other long-term assets	$13,712	$13,857

Acquisition

In June 2013, we entered into an agreement to purchase the assets of KXMZ-FM for a total purchase price of $0.6 million in cash, which is included in the other long-term assets line item of our condensed consolidated balance sheets. The Federal Communications Commission ("FCC") approved the transfer of the FCC licenses and the acquisition was completed in June 2015. We have accounted for this acquisition as a business combination in the three months ended June 30, 2015.

7.                       Debt Instruments

We are party to a $60.0 million credit facility with a syndicate of financial institutions, which expires on September 12, 2018. As of June 30, 2015, we had no borrowings outstanding, $1.1 million in letters of credit outstanding and $58.9 million of available borrowing capacity under the credit facility. We are in compliance with all financial covenants associated with the credit facility as of June 30, 2015.

8.                       Stock-based Compensation Plans and Awards

ESPP

The ESPP allows eligible employees to purchase shares of our common stock through payroll deductions of up to 15% of their eligible compensation. The ESPP provides for six-month offering periods, commencing in February and August of each year.

The per-share fair value of shares to be granted under the ESPP is determined on the first day of the offering period using the Black-Scholes option pricing model using the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2014	2015	2014	2015
Expected life (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	0.08%	0.07%	0.08%	0.05% - 0.07%
Expected volatility	42%	42%	42%	42%
Expected dividend yield	0%	0%	0%	0%

During the three months ended June 30, 2014 and 2015, we withheld $1.6 million and $1.7 million in contributions from employees and recognized $0.6 million and $0.6 million of stock-based compensation expense related to the ESPP, respectively. During the six months ended June 30, 2014 and 2015, we withheld $2.5 million and $3.3 million in contributions from employees and recognized $0.9 million and $1.2 million of stock-based compensation expense related to the ESPP, respectively. In the three and six months ended June 30, 2015, 282,966 shares of common stock were issued under the ESPP. There were no shares of common stock issued under the ESPP in the three and six months ended June 30, 2014.

Employee Stock-Based Awards

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Our 2011 Equity Incentive Plan (the “2011 Plan”) provides for the issuance of stock options, restricted stock units and other stock-based awards to our employees. The 2011 Plan is administered by the compensation committee of our board of directors.

Stock options

We measure stock-based compensation expenses for stock options at the grant date fair value of the award and recognize expenses on a straight-line basis over the requisite service period, which is generally the vesting period. We estimate the fair value of stock options using the Black-Scholes option-pricing model. During the three months ended June 30, 2014 and 2015, we recorded stock-based compensation expense from stock options of approximately $3.7 million and $2.4 million. During the six months ended June 30, 2014 and 2015, we recorded stock-based compensation expense from stock options of approximately $7.2 million and $5.2 million.

There were no options granted in the three months ended June 30, 2014 or during the three and six months ended June 30, 2015.

Restricted stock units ("RSUs")

The fair value of the restricted stock units is expensed ratably over the vesting period. RSUs typically have an initial annual cliff vest and then vest quarterly thereafter over the service period, which is generally four years. During the three months ended June 30, 2014 and 2015, we recorded stock-based compensation expense from RSUs of approximately $16.3 million and $24.1 million. During the six months ended June 30, 2014 and 2015, we recorded stock-based compensation expense from RSUs of approximately $29.9 million and $43.7 million.

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

We have determined the grant-date fair value of the MSUs using a Monte Carlo simulation performed by a third-party valuation firm. We recognize stock-based compensation for the MSUs over the requisite service period, which is approximately three years, using the accelerated attribution method. During the three and six months ended June 30, 2015, we granted 776,000 MSUs at a total grant-date fair value of $4.3 million. During the three and six months ended June 30, 2015, we recorded stock-based compensation expense from MSUs of approximately $0.5 million and $0.6 million.

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows:

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2015	2014	2015
	(in thousands) (unaudited)		(in thousands) (unaudited)
Stock-based compensation expense
Cost of revenue - Other	$1,032	$1,406	$1,913	$2,613
Product development	4,426	5,354	7,887	9,959
Sales and marketing	9,922	13,327	18,233	24,671
General and administrative	5,233	7,397	9,972	13,436
Total stock-based compensation expense	$20,613	$27,484	$38,005	$50,679

9.                       Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, restricted stock units and market stock units, to the extent dilutive. Basic and diluted net loss per share were the same for the three and six months ended June 30, 2014 and 2015, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of historical basic and diluted net loss per share:

	Three months ended June 30,		Six months ended June 30,
	2014	2015	2014	2015
	(in thousands except per share amounts)		(in thousands except per share amounts)
Numerator
Net loss	$(11,728)	$(16,065)	$(40,659)	$(64,322)
Denominator
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	205,706	211,742	202,798	210,840
Net loss per share, basic and diluted	$(0.06)	$(0.08)	$(0.20)	$(0.31)

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	As of June 30,
	2014	2015
	(in thousands)
Options to purchase common stock	12,647	10,478
Restricted stock units	11,797	16,189
Market stock units	—	776
Total common stock equivalents	24,444	27,443

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

10.                       Subsequent Event

On July 1, 2015, we completed the acquisition of Next Big Sound, Inc. ("NBS"), a privately-held company that provides analytics for online music, including analyzing the popularity of musicians in social networks, streaming services and radio. We will include the financial results of NBS in our condensed consolidated financial statements as of the date of acquisition starting in the three months ended September 30, 2015.

On July 22, 2015, we amended the operating lease agreement for our office in New York, New York to increase both the leased space and the term of the lease, which previously required monthly lease payments through September 2024. This amendment is expected to result in an additional commitment of approximately $37.8 million through 2025.

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

For the three months ended June 30, 2015, we streamed 5.30 billion hours of radio, and as of June 30, 2015, we had 79.4 million active users during the prior 30-day period. Since we launched our free, advertising-supported radio service in 2005 our listeners have created over 8 billion stations.

At the core of our service is our set of proprietary personalization technologies, including the Music Genome Project and our playlist generating algorithms. The Music Genome Project is a database of over 1,000,000 uniquely analyzed songs from over 200,000 artists, spanning over 600 genres and sub-genres, which we develop one song at a time by evaluating and cataloging each song’s particular attributes. When a listener enters a single song, artist, comedian or genre to start a station, the Pandora service instantly generates a station that plays music or comedy we think that listener will enjoy. Based on listener reactions to the recordings we pick, we further tailor the station to match the listener's preferences. Listeners also have the ability to add variety to and rename stations, which further allows for the personalization of our service.

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

In June 2013, we entered into an agreement to purchase the assets of KXMZ-FM for a total purchase price of $0.6 million in cash, which is included in the other long-term assets line item of our condensed consolidated balance sheets. This acquisition was done in part to allow us to qualify for certain settlement agreements concerning royalties for the public performance of musical works between the Radio Music Licensing Committee (“RMLC”) and American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”). The Federal Communications Commission ("FCC") approved the transfer of the FCC licenses and the acquisition was completed in June 2015. We have accounted for this acquisition as a business combination in the three months ended June 30, 2015.

In June 2013, BMI filed a petition in the rate court in the U.S. District Court for the Southern District of New York established by the consent decree between BMI and the U.S. Department of Justice for the determination of reasonable fees and terms for a BMI blanket license for the period from January 1, 2013 through December 31, 2016. A trial to determine the royalty rates we will pay BMI concluded in March 2015, and in May 2015, the court issued its opinion establishing a royalty rate of 2.5% of revenue before certain deductions. The district court's opinion did not have a material impact on our consolidated statements of operations in the three and six months ended June 30, 2015. In June 2015, we filed a notice of appeal of the district court's decision with the Second Circuit Court of Appeals. We have been accruing at the RMLC royalty rate of 1.7% of revenue before certain deductions since June 2013, and continue to believe that it is the best estimate of the royalties that we owe for the period in question, rather than the alternative rate of 2.5% of revenue that the district court put forth in May 2015. If our appeal to the Second Circuit is not successful and we are not successful in enforcing our rights to pay the RMLC rate to which we are entitled by virtue of our acquisition of KXMZ, we will need to record royalties at the rate of 2.5% of revenue for the period beginning in June 2013, which would require a significant one-time adjustment to increase cost of revenue-content acquisition costs within our condensed consolidated financial statements. Please refer to our discussion of these matters in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 for further information.

Factors Affecting our Business Model

A majority of our listener hours occur on mobile devices and as such, we face new challenges in optimizing our advertising products for delivery on mobile and other connected device platforms and monetizing inventory, or opportunities to sell advertisements, generated by listeners using these platforms. The mobile digital advertising industry is at an early stage of development, with lower overall spending levels than traditional online advertising markets, and faces technical challenges due to fragmented platforms and a lack of standard audience measurement protocols. As a greater share of our listener hours is consumed on mobile devices, our ability to monetize increased mobile streaming may not achieve the levels of monetization of streaming we have achieved on computers.

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

The table below sets forth our total listener hours for the three and six months ended June 30, 2014 and 2015.

	Three months ended June 30,		Six months ended June 30,
	2014	2015	2014	2015
	(in billions)		(in billions)
Listener hours	5.04	5.30	9.84	10.60

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
The table below sets forth our total active users as of June 30, 2014 and 2015.

	As of June 30,
	2014	2015
	(in millions)
Active users	76.4	79.4
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

The table below sets forth our users on an advertising and subscription basis as of June 30, 2014 and 2015.

	As of June 30,
	2014	2015
User type	Users (in millions)
Ad-based active users	73.5	76.0
Subscribers*	3.4	3.9
Total	76.9	79.9
* Includes subscribers that have not used our service within the trailing 30 days to the end of the final calendar month of the period.

The table below sets forth our listener hours on an advertising and subscription basis for the three and six months ended June 30, 2014 and 2015.

	Three months ended June 30,		Six months ended June 30,
	2014	2015	2014	2015
User type	Listener hours (in billions)		Listener hours (in billions)
Ad-based active users	4.42	4.63	8.63	9.30
Subscribers	0.62	0.67	1.21	1.30
Total	5.04	5.30	9.84	10.60

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
The table below sets forth our RPMs and LPMs, including total, computer and mobile and other connected devices, on an ad, subscription and total basis for the three months ended June 30, 2014 and 2015.

	Three months ended June 30,
	2014		2015
	RPM	LPM*	RPM	LPM*
Advertising
Computer	$62.43	$20.51	$74.35	$20.70
Mobile and other connected devices	36.00	20.16	46.15	22.82
Total advertising	$40.11	$20.21	$49.94	$22.54

Subscription
Computer	$54.75	$33.12	$69.53	$36.61
Mobile and other connected devices	71.06	36.42	84.13	38.98
Total subscription	$66.97	$35.60	$81.15	$38.49

Total
Total computer	$61.01	$22.83	$73.48	$23.58
Total mobile and other connected devices	39.88	21.96	50.63	24.73
Total	$43.41	$22.10	$53.91	$24.57

*Under the Pureplay Settlement agreement, we pay per-performance rates for the streaming of sound recordings for our Pandora One subscription service that are higher than the per-performance rates for our free, advertising-supported service.

The table below sets forth our RPMs and LPMs, including total, computer and mobile and other connected devices, on an ad, subscription and total basis for the six months ended June 30, 2014 and 2015.

	Six months ended June 30,
	2014		2015
	RPM	LPM*	RPM	LPM*
Advertising
Computer	$57.50	$20.84	$65.82	$20.16
Mobile and other connected devices	32.84	20.09	40.54	22.45
Total advertising	$36.83	$20.21	$44.09	$22.13

Subscription
Computer	$58.36	$33.54	$69.84	$36.51
Mobile and other connected devices	86.14	38.88	84.81	39.27
Total subscription	$78.93	$37.49	$81.60	$38.68

Total
Total computer	$57.66	$23.17	$66.53	$23.05
Total mobile and other connected devices	38.70	22.16	45.58	24.37
Total	$42.00	$22.30	$48.72	$24.17

*Under the Pureplay Settlement agreement, we pay per-performance rates for the streaming of sound recordings for our Pandora One subscription service that are higher than the per-performance rates for our free, advertising-supported service.

Total ad RPMs
For the three and six months ended June 30, 2015 compared to 2014, total ad RPMs increased primarily due to an increase in ad RPMs on the mobile and other connected devices platform. Ad RPMs on the mobile and other connected devices platform increased as advertising revenue growth outpaced the growth in advertising listener hours as a result of an increase in the average price per ad sold and an increase in the number of ads sold on that platform.

Total subscription RPMs
For the three months ended June 30, 2015 compared to 2014, total subscription RPMs increased primarily due to an increase in subscription RPMs on the computer platform. Subscription RPMs on the computer platform increased as subscription revenue growth outpaced the growth in listener hours as a result of an increase in the average price per subscription and an increase in the number of subscribers.
For the six months ended June 30, 2015 compared to 2014, total subscription RPMs increased primarily due to an increase in subscription RPMs on the computer platform. Subscription RPMs on the computer platform increased as subscription revenue growth outpaced the growth in listener hours as a result of an increase in the average price per subscription and an increase in the number of subscribers. This was offset by a decrease in subscription RPMs on the mobile and other connected devices platform as a result of the one-time recognition of the accumulation of deferred revenue related to certain subscriptions purchased through mobile app stores of $14.2 million in the three months ended March 31, 2014.
Total ad LPMs
For the three and six months ended June 30, 2015 compared to 2014, total ad LPMs increased primarily due to an increase in ad LPMs on the mobile and other connected devices platform. Ad LPMs on the mobile and other connected devices platform increased as a result of scheduled rate increases for sound recording royalties paid to SoundExchange.
Total subscription LPMs

For the three and six months ended June 30, 2015 compared to 2014, total subscription LPMs increased primarily due to an increase in subscription LPMs on the computer platform. Subscription LPMs on the computer platform increased primarily as a result of a decrease in computer subscription listener hours.
Basis of Presentation and Results of Operations

The following table presents our results of operations for the periods indicated as a percentage of total revenue. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three months ended June 30,		Six months ended June 30,
	2014	2015	2014	2015
Revenue
Advertising	81%	81%	77%	79%
Subscription and other	19	19	23	21
Total revenue (2)	100	100	100	100
Cost of revenue
Cost of revenue — Content acquisition costs	51	46	53	50
Cost of revenue — Other(1)	6	7	7	7
Total cost of revenue (2)	57	53	60	57
Gross profit (2)	43	47	40	43
Operating expenses
Product development(1)	6	7	6	7
Sales and marketing(1)	30	33	31	35
General and administrative(1)	12	14	13	15
Total operating expenses (2)	48	53	50	56
Loss from operations (2)	(5)	(6)	(10)	(13)
Other income, net	—	—	—	—
Loss before provision for income taxes (2)	(5)	(6)	(10)	(12)
Provision for income taxes	—	—	—	—
Net Loss (2)	(5)%	(6)%	(10)%	(12)%

(1) Includes stock-based compensation as follows:
Cost of revenue - Other	0.5%	0.5%	0.5%	0.5%
Product development	2.0	1.9	1.9	1.9
Sales and marketing	4.5	4.7	4.4	4.8
General and administrative	2.4	2.6	2.4	2.6
(2) Note: Amounts may not recalculate due to rounding

Revenue

	Three months ended June 30,			Six months ended June 30,
	2014	2015	$ Change	2014	2015	$ Change
	(in thousands)			(in thousands)
Revenue
Advertising	$177,324	$230,921	$53,597	$317,958	$409,660	$91,702
Subscription and other	41,570	54,639	13,069	95,251	106,664	11,413
Total revenue	$218,894	$285,560	$66,666	$413,209	$516,324	$103,115

Advertising revenue

We generate advertising revenue primarily from audio, display and video advertising, which is typically sold on a cost-per-thousand impressions, or CPM, basis. Advertising campaigns typically range from one to twelve months, and advertisers generally pay us based on the number of delivered impressions or the satisfaction of other criteria, such as click-throughs. We also have arrangements with advertising agencies under which these agencies sell advertising inventory on our service directly to advertisers. We report revenue under these arrangements net of amounts due to agencies. For the three months ended June 30, 2014 and 2015 and the six months ended June 30, 2014 and 2015, advertising revenue accounted for 81%, 81%, 77% and 79%, of our total revenue, respectively. We expect that advertising will comprise a substantial majority of our revenue for the foreseeable future.

For the three months ended June 30, 2015 compared to 2014, advertising revenue increased $53.6 million or 30%, primarily due to an approximate 20% increase in the average price per ad due in part to our increase in relative volume of local ad sales and our focus on monetizing mobile inventory and an approximate 10% increase in the number of ads sold as a result of an increase in advertising listener hours.

For the six months ended June 30, 2015 compared to 2014, advertising revenue increased $91.7 million or 29%, primarily due to an approximate 15% increase in the average price per ad due in part to our increase in relative volume of local ad sales and our focus on monetizing mobile inventory and an approximate 10% increase in the number of ads sold as a result of an increase in advertising listener hours.

Subscription and other revenue

Subscription and other revenue is generated primarily through the sale of Pandora One, a premium version of the Pandora service, which currently includes advertisement-free access and higher audio quality on the devices that support it. Subscription revenue is recognized on a straight-line basis over the duration of the subscription period. For the three months ended June 30, 2014 and 2015 and the six months ended June 30, 2014 and 2015, subscription and other revenue accounted for 19%, 19%, 23% and 21% of our total revenue, respectively.

For the three months ended June 30, 2015 compared to 2014, subscription revenue increased $13.1 million or 31%, primarily due to an approximate 15% increase in average price per subscription and an approximate 15% increase in the number of subscribers.

For the six months ended June 30, 2015 compared to 2014, subscription revenue increased $11.4 million or 12%, primarily due to an approximate 15% increase in the average price per subscription and an approximate 15% increase in the number of subscribers. This was offset by a decrease in subscription revenue as a result of the one-time recognition of the accumulation of deferred revenue related to certain subscriptions purchased through mobile app stores of $14.2 million in the three months ended March 31, 2014.

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

Cost of revenue - Content acquisition costs

	Three months ended June 30,			Six months ended June 30,
	2014	2015	$ Change	2014	2015	$ Change
	(in thousands)			(in thousands)
Cost of revenue - Content acquisition costs	$111,461	$130,134	$18,673	$219,736	$256,157	$36,421

Content acquisition costs as a percentage of advertising revenue by platform

	Three months ended June 30,		Six months ended June 30,
	2014	2015	2014	2015
Computer	34%	32%	37%	35%
Mobile and other connected devices	56%	49%	61%	55%

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

For the three months ended June 30, 2015 compared to 2014, content acquisition costs increased $18.7 million or 17%, primarily due to scheduled royalty rate increases of 8% and an approximate 5% increase in listener hours. Content acquisition costs as a percentage of total revenue decreased from 51% to 46%, primarily due to an increase in advertising sales, partially offset by scheduled royalty rate increases. Estimated content acquisition costs as a percentage of the advertising revenue attributable to our computer platform decreased from 34% to 32%, primarily due to increases in advertising sales on that platform that outpaced the growth in advertising content acquisition costs on that platform as a result of an increase in the average price per ad, partially offset by scheduled royalty rate increases. Estimated content acquisition costs as a percentage of the advertising revenue attributable to our mobile and other connected devices platforms decreased from 56% to 49%, primarily due to an increase in advertising sales on those platforms that outpaced the growth in advertising content acquisition costs on those platforms as a result of an increase in the average price per ad, partially offset by scheduled royalty rate increases.

For the six months ended June 30, 2015 compared to 2014, content acquisition costs increased $36.4 million or 17%, primarily due to an approximate 10% increase in listener hours and scheduled royalty rate increases of 8%. Content acquisition costs as a percentage of total revenue decreased from 53% to 50%, primarily due to an increase in advertising sales, partially offset by scheduled royalty rate increases. Estimated content acquisition costs as a percentage of the advertising revenue attributable to our computer platform decreased from 37% to 35%, primarily due to increases in advertising sales on that platform that outpaced the growth in advertising content acquisition costs on that platform as a result of an increase in the average price per ad, partially offset by scheduled royalty rate increases. Estimated content acquisition costs as a percentage of the advertising revenue attributable to our mobile and other connected devices platform decreased from 61% to 55%, primarily due to an increase in advertising sales on those platforms that outpaced the growth in advertising content acquisition costs on those platforms as a result of an increase in the average price per ad, partially offset by scheduled royalty rate increases.

Cost of revenue—Other

	Three months ended June 30,			Six months ended June 30,
	2014	2015	$ Change	2014	2015	$ Change
	(in thousands)			(in thousands)
Cost of revenue — Other	$13,989	$20,043	$6,054	$28,968	$36,276	$7,308

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

For the three months ended June 30, 2015 compared to 2014, cost of revenue—other increased $6.1 million or 43%, primarily due to a $2.6 million increase in hosting and ad serving costs driven by an increase in listener hours, a $1.6 million increase in employee-related costs driven by an approximate 35% increase in headcount and a $1.3 million increase in costs related to music events that are sold as part of advertising arrangements.

For the six months ended June 30, 2015 compared to 2014, cost of revenue—other increased $7.3 million or 25%, primarily due to a $4.2 million increase in hosting and ad serving costs driven by an increase in listener hours and a $2.9 million increase in employee-related costs driven by an approximate 35% increase in headcount.

Gross profit

	Three months ended June 30,			Six months ended June 30,
	2014	2015	$ Change	2014	2015	$ Change
	(in thousands)			(in thousands)
Gross profit
Total revenue	$218,894	$285,560	$66,666	$413,209	$516,324	$103,115
Total cost of revenue	125,450	150,177	24,727	248,704	292,433	43,729
Gross profit	$93,444	$135,383	$41,939	$164,505	$223,891	$59,386
Gross margin	43%	47%		40%	43%

For the three months ended June 30, 2015 compared to 2014, gross profit increased by $41.9 million or 45% and gross margin increased from 43% to 47% as the growth in revenue outpaced the growth in content acquisition costs, primarily due to an increase in advertising revenue as a result of an increase in the average price per ad and an increase in the number of ads sold.

For the six months ended June 30, 2015 compared to 2014, gross profit increased by $59.4 million or 36% and gross margin increased from 40% to 43% as the growth in revenue outpaced the growth in content acquisition costs, primarily due to an increase in advertising revenue as a result of an increase in the average price per ad and an increase in the number of ads sold.

Product development

	Three months ended June 30,			Six months ended June 30,
	2014	2015	$ Change	2014	2015	$ Change
	(in thousands)			(in thousands)
Product development	$13,076	$18,742	$5,666	$24,907	$34,617	$9,710

Product development consists primarily of employee-related costs, including salaries and benefits related to employees in software engineering, music analysis and product management departments, facilities and equipment expenses, information technology and costs associated with supporting consumer connected-device manufacturers in implementing our service in their products. We incur product development expenses primarily for improvements to our website and the Pandora app, development of new advertising products and development and enhancement of our personalized station generating system. We have generally expensed product development as incurred. Certain website development and internal use software development costs are capitalized when specific criteria are met. In such cases, the capitalized amounts are amortized over the useful life of the related application once the application is placed in service. We intend to continue making significant investments in developing new products and enhancing the functionality of our existing products.

For the three months ended June 30, 2015 compared to 2014, product development expenses increased $5.7 million or 43%, primarily due to a $5.1 million increase in employee-related costs driven by an approximate 45% increase in headcount.

For the six months ended June 30, 2015 compared to 2014, product development expenses increased $9.7 million or 39%, primarily due to a $9.0 million increase in employee-related costs driven by an approximate 45% increase in headcount.

Sales and marketing

	Three months ended June 30,			Six months ended June 30,
	2014	2015	$ Change	2014	2015	$ Change
	(in thousands)			(in thousands)
Sales and marketing	$66,232	$94,035	$27,803	$128,096	$178,309	$50,213

Sales and marketing consists primarily of employee-related costs, including salaries, commissions and benefits related to employees in sales, sales support, marketing and music industry group departments. In addition, sales and marketing expenses include transaction processing commissions on subscription purchases through mobile app stores, external sales and marketing expenses such as brand marketing, direct response and search engine marketing costs, public relations expenses, costs related to music events, agency platform and media measurement expenses, facilities and equipment expenses and infrastructure costs. We expect sales and marketing expenses to increase as we hire additional personnel to build out our sales and sales support teams, particularly as we continue to build out our local market sales team. While we have historically relied on the success of viral marketing to expand consumer awareness of our service, in 2014 we began to launch marketing campaigns to increase consumer awareness and expand our listener base. We anticipate that we will continue to utilize these types of marketing campaigns in the future.

For the three months ended June 30, 2015 compared to 2014, sales and marketing expenses increased $27.8 million or 42%, primarily due to a $12.9 million increase in employee-related costs and a $1.9 million increase in facilities and equipment expense, both of which were driven by an approximate 30% increase in headcount, a $7.5 million increase in brand marketing, direct response and search engine marketing costs and a $3.2 million increase in transaction processing commissions on subscription purchases through mobile app stores.

For the six months ended June 30, 2015 compared to 2014, sales and marketing expenses increased $50.2 million or 39%, primarily due to a $24.9 million increase in employee-related costs and a $2.2 million increase in facilities and equipment expense, both of which were driven by an approximate 30% increase in headcount, a $13.1 million increase in brand marketing, direct response and search engine marketing costs, a $6.2 million increase in transaction processing commissions on subscription purchases through mobile app stores and a $2.1 million increase in costs related to music events.

General and administrative

	Three months ended June 30,			Six months ended June 30,
	2014	2015	$ Change	2014	2015	$ Change
	(in thousands)			(in thousands)
General and administrative	$25,865	$38,812	$12,947	$52,226	$75,566	$23,340

General and administrative consists primarily of employee-related costs, including salaries and benefits for finance, accounting, legal, internal information technology and other administrative personnel. In addition, general and administrative expenses include professional services costs for outside legal and accounting services, facilities and equipment expenses, infrastructure costs and credit card fees. We expect general and administrative expenses to increase in future periods as we continue to invest in corporate infrastructure, including adding personnel and systems to our administrative functions.

For the three months ended June 30, 2015 compared to 2014, general and administrative expenses increased $12.9 million or 50%, primarily due to a $5.7 million increase in professional service costs related to royalty-related legal matters and a $5.1 million increase in employee-related costs driven by an approximate 25% increase in headcount.

For the six months ended June 30, 2015 compared to 2014, general and administrative expenses increased $23.3 million or 45%, primarily due to a $9.7 million increase in professional service costs related to royalty-related legal matters, a $8.9 million increase in employee-related costs and a $1.6 million increase in facilities and equipment expense, both of which were driven by an approximate 25% increase in headcount, and a $1.3 million increase in credit card fees.

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

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements and as of June 30, 2015 we had no such arrangements.

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

Liquidity and Capital Resources

As of June 30, 2015, we had cash, cash equivalents and investments totaling $461.5 million, which primarily consisted of cash and money market funds held at major financial institutions, commercial paper and investment-grade corporate debt securities.

Our principal uses of cash during the three and six months ended June 30, 2015 were funding our operations, as described below, and capital expenditures.

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

Our Indebtedness

We are party to a $60.0 million credit facility with a syndicate of financial institutions, which expires on September 12, 2018. As of June 30, 2015, we had no borrowings outstanding, $1.1 million in letters of credit outstanding and $58.9 million of available borrowing capacity under the credit facility.

Capital Expenditures

Consistent with previous periods, future capital expenditures will primarily focus on acquiring additional hosting and general corporate infrastructure. Our access to capital is adequate to meet our anticipated capital expenditures for our current plans.

Historical Trends

The following table summarizes our cash flow data for the six months ended June 30, 2014 and 2015.

	Six months ended June 30,
	2014	2015
	(in thousands)
Net cash provided by (used in) operating activities	$(9,252)	$17,059
Net cash provided by (used in) investing activities	(93,715)	6,093
Net cash provided by financing activities	15,044	5,230

Operating activities

In the six months ended June 30, 2015, net cash provided by operating activities was $17.1 million and included a $12.7 million increase in deferred revenue primarily due to the reinstatement of the annual subscription option in December 2014. Net cash provided by operating activities also included non-cash charges of $62.2 million, primarily related to $50.7 million in stock-based compensation charges and $9.4 million in depreciation and amortization expense, offset by our net loss of $64.3 million. Net cash provided by operating activities improved by $26.3 million from the six months ended June 30, 2014, primarily due to a $32.6 million increase in deferred revenue primarily due to the reinstatement of the annual subscription option in December 2014.

Investing activities

In the six months ended June 30, 2015, net cash provided by investing activities was $6.1 million and included $135.8 million in proceeds from sales and maturities of investments, offset by $111.5 million in purchases of investments and $17.9 million of capital expenditures for leasehold improvements and server equipment. Net cash provided by investing activities improved by $99.8 million from the six months ended June 30, 2014, primarily due to a decrease in purchases of investments of $82.6 million and an increase in proceeds from sales and maturities of investments of $19.0 million.

Financing activities

In the six months ended June 30, 2015, net cash provided by financing activities was $5.2 million and included $3.3 million in proceeds from our employee stock purchase plan and $2.9 million in proceeds from the exercise of stock options. Net cash provided by financing activities decreased $9.8 million from the six months ended June 30, 2014, primarily due to a decrease in proceeds from the exercise of stock options of $9.7 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.

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

There have been no material changes to the Risk Factors described under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, other than as set forth below. The risk factors below, all of which originally appear in our Annual Report on Form 10-K, have been updated to reflect additional information regarding programmatic buying on mobile and platforms for deploying and monitoring ads, among other things.

Advertising spending is increasingly being placed through new data-driven channels, such as the programmatic buying ecosystem, where mobile offerings are not as mature as their web-based equivalents. Because the majority of our listener hours occur on mobile devices, our growth prospects and revenue may be adversely impacted if the advertising ecosystem is slow to adopt data-driven mobile advertising offerings.

As new advertising channels, such as programmatic buying, develop around data-driven technologies and advertising products, an increasing percentage of advertising spend is likely to shift to such channels and products. These data-driven advertising products and programmatic buying channels allow publishers to use data to target advertising toward specific groups of consumers who are more likely to be interested in the advertising message delivered. These advertising products and programmatic channels are currently more developed in terms of ad technology and industry adoption on the web than they are on mobile. Due to the fact that the majority of our listener hours occur on mobile devices, our ability to attract advertising spend, and ultimately our ad revenue, may be negatively impacted by this shift. We have no reliable way to predict how significantly or how quickly advertisers will shift buying to programmatic channels and data-driven advertising products on the web.

We have developed a data-driven, programmatic advertising capability for mobile in an effort to take advantage of this trend. However, we only released this capability to the market in the second quarter of 2015, and we have no reliable way to predict how significantly or how quickly advertisers will shift buying toward such data-driven ad products and programmatic channels on mobile. If advertising spend continues to be reallocated to web-based programmatic channels and mobile programmatic adoption lags, our ability to grow revenue may be impacted and our business could be materially and adversely affected.

We rely upon an agreement with DoubleClick, which is owned by Google, for delivering and monitoring most of our ads. Failure to renew the agreement on favorable terms, or termination of the agreement, could adversely affect our business.

We use DoubleClick's ad-serving platform to deliver and monitor most of the ads for our service. There can be no assurance that our agreement with DoubleClick, which is owned by Google, will be extended or renewed upon expiration, that we will be able to extend or renew our agreement with DoubleClick on terms and conditions favorable to us or that we could identify another alternative vendor to take its place. Our agreement with DoubleClick also allows DoubleClick to terminate our relationship before the expiration of the agreement on the occurrence of certain events, including material breach of the agreement by us, and to suspend provision of the services if DoubleClick determines that our use of its service violates certain security, technology or content standards.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By	Filed Herewith
10.10.L	First Lease Modification and Term Extension and Additional Space Agreement between 125 Park Owner LLC and Pandora Media, Inc., dated July 22, 2015						X
31.01	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act						X
31.02	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act						X
32.01	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act						X
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Condensed Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Condensed Statements of Comprehensive Loss for the three and six months ended June 30, 2015 and 2014, (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (v) Notes to Condensed Financial Statements
X

†   Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Pandora Media, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANDORA MEDIA, INC.

Date: July 24, 2015	By:	/s/ Michael S. Herring
Michael S. Herring
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)