Form 10-Q
period 2015-09-30
Pandora Media, Inc.
filed 2015-10-26
CIK 1230276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The number of shares of registrant’s common stock outstanding as of October 22, 2015 was: 213,417,153.

Pandora Media, Inc.

FORM 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Pandora Media, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
 (unaudited)

	As of December 31, 2014	As of September 30, 2015
Assets
Current assets
Cash and cash equivalents	$175,957	$242,981
Short-term investments	178,631	120,614
Accounts receivable, net of allowance of $1,218 at December 31, 2014 and $2,104 at September 30, 2015	218,437	262,910
Prepaid expenses and other current assets	15,389	17,163
Total current assets	588,414	643,668
Long-term investments	104,243	78,982
Property and equipment, net	42,921	56,424
Goodwill	—	23,052
Intangible assets, net	6,939	9,138
Other long-term assets	6,773	9,479
Total assets	$749,290	$820,743
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$10,825	$20,131
Accrued liabilities	15,754	37,099
Accrued royalties	73,693	163,047
Deferred revenue	14,412	22,682
Accrued compensation	34,476	36,856
Total current liabilities	149,160	279,815
Other long-term liabilities	16,773	18,270
Total liabilities	165,933	298,085
Stockholders’ equity
Common stock: 209,071,488 shares issued and outstanding at December 31, 2014 and 213,461,778 at September 30, 2015	21	21
Additional paid-in capital	781,009	870,511
Accumulated deficit	(196,997)	(347,249)
Accumulated other comprehensive loss	(676)	(625)
Total stockholders’ equity	583,357	522,658
Total liabilities and stockholders’ equity	$749,290	$820,743

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2015	2014	2015
Revenue
Advertising	$194,293	$254,656	$512,251	$664,316
Subscription and other	45,300	56,906	140,551	163,570
Total revenue	239,593	311,562	652,802	827,886
Cost of revenue
Cost of revenue - Content acquisition costs	111,315	211,272	331,051	467,429
Cost of revenue - Other	15,453	21,414	44,421	57,690
Total cost of revenue	126,768	232,686	375,472	525,119
Gross profit	112,825	78,876	277,330	302,767
Operating expenses
Product development	13,381	21,849	38,288	56,466
Sales and marketing	72,320	107,286	200,416	285,595
General and administrative	29,143	35,603	81,369	111,169
Total operating expenses	114,844	164,738	320,073	453,230
Loss from operations	(2,019)	(85,862)	(42,743)	(150,463)
Other income (expense), net	44	(36)	236	417
Loss before provision for income taxes	(1,975)	(85,898)	(42,507)	(150,046)
Provision for income taxes	(50)	(32)	(177)	(206)
Net loss	$(2,025)	$(85,930)	$(42,684)	$(150,252)
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	206,982	212,760	204,208	211,487
Net loss per share, basic and diluted	$(0.01)	$(0.40)	$(0.21)	$(0.71)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2015	2014	2015
Net loss	$(2,025)	$(85,930)	$(42,684)	$(150,252)
Change in foreign currency translation adjustment	(138)	(127)	(122)	(274)
Change in net unrealized gains (losses) on marketable securities	(217)	50	(17)	324
Other comprehensive income (loss)	(355)	(77)	(139)	50
Total comprehensive loss	$(2,380)	$(86,007)	$(42,823)	$(150,202)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2014	2015
Operating activities
Net loss	$(42,684)	$(150,252)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	11,224	15,194
Stock-based compensation	60,116	79,473
Amortization of premium on investments, net	2,106	1,712
Other operating activities	797	1,610
Changes in operating assets and liabilities
Accounts receivable	(34,142)	(45,796)
Prepaid expenses and other assets	(4,003)	(6,564)
Accounts payable and accrued liabilities	5,807	31,101
Accrued royalties	5,416	89,423
Accrued compensation	12,579	4,333
Deferred revenue	(24,407)	7,689
Reimbursement of cost of leasehold improvements	3,161	1,014
Net cash provided by (used in) operating activities	(4,030)	28,937
Investing activities
Purchases of property and equipment	(23,479)	(27,333)
Purchases of investments	(273,427)	(138,721)
Proceeds from maturities of investments	186,667	179,799
Proceeds from sale of investments	—	41,317
Payments related to acquisitions, net of cash acquired	—	(23,028)
Net cash provided by (used in) investing activities	(110,239)	32,034
Financing activities
Proceeds from employee stock purchase plan	4,388	5,089
Proceeds from exercise of stock options	15,168	3,718
Tax payments from net share settlements of restricted stock units	(1,986)	(2,295)
Net cash provided by financing activities	17,570	6,512
Effect of exchange rate changes on cash and cash equivalents	(172)	(459)
Net increase (decrease) in cash and cash equivalents	(96,871)	67,024
Cash and cash equivalents at beginning of period	245,755	175,957
Cash and cash equivalents at end of period	$148,884	$242,981
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$314	$343
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$2,550	$1,328

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

Certain changes in presentation have been made to conform the prior period presentation to current period reporting. We have reclassified goodwill and intangible assets from the other long-term assets line item to the goodwill and intangible assets, net line items in our condensed consolidated balance sheets. We have also reclassified certain non-cash amounts from the amortization of debt issuance costs and the change in accounts receivable line items to the other operating activities line item in our condensed consolidated statements of cash flows. Additionally, we have reclassified certain non-cash amounts from the purchases of property and equipment line item to the prepaid expenses and other assets line item of our condensed consolidated statements of cash flows.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates are used in several areas including, but not limited to determining accrued royalties, selling prices for elements sold in multiple-element arrangements, the allowance for doubtful accounts, the fair value of stock options, market stock units ("MSUs") and the Employee Stock Purchase Plan ("ESPP"), the impact of forfeitures on stock-based compensation, the provision for (benefit from) income taxes, the subscription return reserve, the fair value of acquired intangible assets and goodwill and the useful lives of acquired intangible assets. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements could be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

2.                        Summary of Significant Accounting Policies

Other than discussed below, there have been no material changes to our significant accounting policies as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Business Combinations, Goodwill and Intangible Assets, net

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

We review goodwill and indefinite-lived intangible assets for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We first assess the qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test under Accounting Standards Update (ASU) No. 2011-08, Goodwill and Other (Topic 350): Testing Goodwill for Impairment, issued by the Financial Accounting Standards Board (FASB). If we determine that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step would need to be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. As of September 30, 2015, no impairment of goodwill has been identified.

Acquired finite-lived intangible assets are amortized over the estimated useful lives of the assets, which range from two to four years. Acquired finite-lived intangible assets consist primarily of patents, customer relationships, developed technology and trade names resulting from business combinations. We evaluate the recoverability of our intangible assets for potential impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to the fair value.

In addition to the recoverability assessment, we routinely review the remaining estimated useful lives of finite-lived intangible assets. If we reduce the estimated useful life assumption for any asset, the remaining unamortized balance would be amortized over the revised estimated useful life.

Sales and Marketing Expenses - Advertising

We expense the costs of producing advertisements as they are incurred and expense the cost of communicating advertisements at the time the advertisement airs or the event occurs, in each case as sales and marketing expense within the accompanying condensed consolidated statements of operations. During the three months ended September 30, 2014 and 2015 and the nine months ended September 30, 2014 and 2015, we recorded advertising expenses of $3.9 million, $15.9 million, $6.2 million and $22.2 million, respectively.

Stock-Based Compensation — MSUs

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

Concentration of Credit Risk

For the three and nine months ended September 30, 2014 and 2015, we had no customers that accounted for more than 10% of our total revenue. As of December 31, 2014 and September 30, 2015, we had no customers that accounted for more than 10% of our total accounts receivable.

Recently Issued Accounting Standards

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-16, Business Combinations ("ASU 2015-16"). ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Rather, the acquirer must recognize adjustments during the period in which the amounts are determined, including the effect on earnings of any amounts that would have been recorded in previous periods. The guidance is effective for fiscal years beginning after December 15, 2015, although early adoption is permitted. We are currently planning to early adopt this standard beginning with the three months ended December 31, 2015. We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”). ASU 2014-9 outlines a single comprehensive model for entities to use in accounting for revenue. Under the guidance, revenue is recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard may be effective for public entities with annual and interim reporting periods beginning after December 15, 2017. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. We are currently evaluating implementation methods and the effect that implementation of this standard will have on our consolidated financial statements upon adoption.

3.                        Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments consisted of the following:

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	As of December 31, 2014	As of September 30, 2015
	(in thousands)
Cash and cash equivalents
Cash	$72,487	$79,423
Money market funds	89,113	161,808
Commercial paper	9,349	1,750
Corporate debt securities	5,008	—
Total cash and cash equivalents	$175,957	$242,981
Short-term investments
Commercial paper	$45,443	$33,484
Corporate debt securities	128,691	84,629
U.S. government and government agency debt securities	4,497	2,501
Total short-term investments	$178,631	$120,614
Long-term investments
Corporate debt securities	$100,998	$78,982
U.S. government and government agency debt securities	3,245	—
Total long-term investments	$104,243	$78,982
Cash, cash equivalents and investments	$458,831	$442,577

Our short-term investments have maturities of twelve months or less and are classified as available-for-sale. Our long-term investments have maturities of greater than twelve months and are classified as available-for-sale.

The following tables summarize our available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of December 31, 2014 and September 30, 2015.

	As of December 31, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$89,113	$—	$—	$89,113
Commercial paper	54,792	—	—	54,792
Corporate debt securities	235,135	6	(444)	234,697
U.S. government and government agency debt securities	7,751	—	(9)	7,742
Total cash equivalents and marketable securities	$386,791	$6	$(453)	$386,344

	As of September 30, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$161,808	$—	$—	$161,808
Commercial paper	35,234	—	—	35,234
Corporate debt securities	163,735	100	(224)	163,611
U.S. government and government agency debt securities	2,500	1	—	2,501
Total cash equivalents and marketable securities	$363,277	$101	$(224)	$363,154

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table presents available-for-sale investments by contractual maturity date as of December 31, 2014 and September 30, 2015.

	As of December 31, 2014
	Adjusted Cost	Fair Value
	(in thousands)
Due in one year or less	$282,206	$282,101
Due after one year through three years	104,585	104,243
Total	$386,791	$386,344

	As of September 30, 2015
	Adjusted Cost	Fair Value
	(in thousands)
Due in one year or less	$284,126	$284,172
Due after one year through three years	79,151	78,982
Total	$363,277	$363,154

The following tables summarize our available-for-sale securities’ fair value and gross unrealized losses aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2014 and September 30, 2015.

	As of December 31, 2014
	Twelve Months or Less		More than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Money market funds	$—	$—	$—	$—	$—	$—
Commercial paper	—	—	—	—	—	—
Corporate debt securities	192,699	(422)	12,148	(22)	204,847	(444)
U.S. government and government agency debt securities	5,240	(9)	—	—	5,240	(9)
Total	$197,939	$(431)	$12,148	$(22)	$210,087	$(453)

As of September 30, 2015
	Twelve Months or Less		More than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Money market funds	$—	$—	$—	$—	$—	$—
Commercial paper	—	—	—	—	—	—
Corporate debt securities	82,366	(209)	14,569	(15)	96,935	(224)
U.S. government and government agency debt securities	—	—	—	—	—	—
Total	$82,366	$(209)	$14,569	$(15)	$96,935	$(224)

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

The unrealized losses on our available-for-sale securities as of September 30, 2015 were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. As of September 30, 2015, we owned 77 securities that were in an unrealized loss position. Based on our cash flow needs, we may be required to sell a portion of these securities prior to maturity. However, we expect to recover the full carrying value of these securities. As a result, no portion of the unrealized losses at September 30, 2015 is deemed to be other-than-temporary and the unrealized losses are not deemed to be credit losses. When evaluating the investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three and nine months ended September 30, 2015, we did not recognize any impairment charges. During the three and nine months ended September 30, 2015, proceeds from the sale of available-for-sale securities were $37.7 million and $41.3 million. We did not recognize a realized gain or loss in connection with these sales.

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

The fair value of these financial assets and liabilities was determined using the following inputs at December 31, 2014 and September 30, 2015:

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	As of December 31, 2014
	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(in thousands)
Assets
Money market funds	$89,113	$—	$89,113
Commercial paper	—	54,792	54,792
Corporate debt securities	—	234,697	234,697
U.S. government and government agency debt securities	—	7,742	7,742
Total assets measured at fair value	$89,113	$297,231	$386,344

	As of September 30, 2015
	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(in thousands)
Assets
Money market funds	$161,808	$—	$161,808
Commercial paper	—	35,234	35,234
Corporate debt securities	—	163,611	163,611
U.S. government and government agency debt securities	—	2,501	2,501
Total assets measured at fair value	$161,808	$201,346	$363,154

Our money market funds are classified as Level 1 within the fair value hierarchy because they are valued primarily using quoted market prices. Our other cash equivalents and short-term investments are classified as Level 2 within the fair value hierarchy because they are valued using professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. As of December 31, 2014 and September 30, 2015, we held no Level 3 assets or liabilities.

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

On June 13, 2013, Broadcast Music, Inc. (“BMI”) filed a petition in the rate court in the U.S. District Court for the Southern District of New York established by the consent decree between BMI and the U.S. Department of Justice for the determination of reasonable fees and terms for a BMI blanket license for the period from January 1, 2013 through December 31, 2016. The rate proceeding concluded on March 13, 2015, and in May 2015, the court issued its opinion establishing a royalty rate of 2.5% of revenue before certain deductions. On June 26, 2015, we filed a notice of appeal of the court's decision with the Second Circuit Court of Appeals. On October 19, 2015, we filed our appeal brief. Briefing will continue through February 2016. The district court's decision and our appeal of the court's decision did not have a material impact on our consolidated statements of operations for the three and nine months ended September 30, 2015.

RMLC ("Radio Music Licensing Committee")

In June 2013, we entered into an agreement to purchase the assets of KXMZ-FM and in June 2015 the Federal Communications Commission ("FCC") approved the transfer of the FCC licenses and the acquisition was completed. The agreement to purchase the assets of KXMZ allowed us to qualify for the RMLC royalty rate of 1.7% of revenue for a license to the ASCAP and BMI repertoires, before certain deductions, beginning in June 2013. As a result, we recorded cost of revenue - content acquisition costs at the RMLC royalty rate starting in June 2013, rather than the rate that was set in rate court proceedings in March 2014 for ASCAP and in May 2015 for BMI.

In the three months ended September 30, 2015, despite confidence in our legal position that we were entitled to the RMLC royalty rate starting in June 2013, and as part of our strategy to strengthen our partnership with the music industry, management decided to forgo the application of the RMLC royalty rate from June 2013 through September 2015. As a result, we recorded a one-time cumulative charge to increase cost of revenue - content acquisition costs within our condensed consolidated financial statements of $23.9 million in the three and nine months ended September 30, 2015 related to spins played from June 2013 through September 30, 2015 in order to align the cumulative cost of revenue - content acquisition costs to the amounts previously paid at the rates that were set in the rate court proceedings in March 2014 for ASCAP and May 2015 for BMI.

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

In October 2015, the parties reached an agreement ("pre-1972 settlement") whereby we agreed to pay the plaintiffs a total of $90 million. The settlement resolves all past claims as to our use of pre-1972 recordings owned or controlled by the plaintiffs and enables us, without any additional payment, to reproduce, perform and broadcast such recordings in the United States through December 31, 2016. This agreement was approved by our board of directors and executed on October 21, 2015. Pursuant to this settlement, we agreed to pay the plaintiffs $60 million on or before October 23, 2015 and the plaintiffs will dismiss the case with prejudice. We recorded a one-time cumulative charge of $57.9 million to cost of revenue - content acquisition costs within our condensed consolidated statements of operations for the three and nine months ended September 30, 2015 related to the pre-1972 spins played through September 30, 2015. The remaining charge of $32.1 million will be recorded in cost of revenue - content acquisition costs over the future service period of October 1, 2015 through December 31, 2016 based on expected streaming of pre-1972 recordings over the period. This settlement will be paid in five installments. The first installment of $60 million was paid in October 2015, and the remaining amount will be paid in four equal installments of $7.5 million from January 1, 2016 through October 1, 2016.

On October 2, 2014, Flo & Eddie Inc. filed a class action suit against Pandora Media Inc. in the federal district court for the Central District of California. The complaint alleges misappropriation and conversion in connection with the public

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

performance of sound recordings recorded prior to February 15, 1972. On December 19, 2014, Pandora filed a motion to strike the complaint pursuant to California’s Anti-Strategic Lawsuit Against Public Participation (“Anti-SLAPP”) statute. This motion was denied, and we have appealed the ruling to the Ninth Circuit Court of Appeals. As a result, the district court litigation has been stayed pending the Ninth Circuit's review.

On September 14, 2015, Arthur and Barbara Sheridan, et al filed a class action suit against Pandora Media, Inc. in the federal district court for the Northern District of California. The complaint alleges common law misappropriation, unfair competition, conversion, unjust enrichment and violation of California rights of publicity arising from allegations that we owe royalties for the public performance of sound recordings recorded prior to February 15, 1972. We are currently preparing our response to these allegations.

On September 16, 2015, Arthur and Barbara Sheridan, et al filed a second class action suit against Pandora Media, Inc. in the federal district court for the Southern District of New York. The complaint alleges common law copyright infringement, violation of New York right of publicity, unfair competition and unjust enrichment arising from allegations that we owe royalties for the public performance of sound recordings recorded prior to February 15, 1972. We are currently preparing our response to these allegations.

On October 17, 2015, Arthur and Barbara Sheridan, et al filed a third class action suit against us in the federal district court for the Northern District of Illinois (“Third Class Action Suit”). The complaint alleges common law copyright infringement, violation of the Illinois Uniform Deceptive Trade Practices Act, conversion, and unjust enrichment arising from allegations that we owe royalties for the public performance of sound recordings recorded prior to February 15, 1972. We are currently preparing our response to these allegations.

On October 19, 2015, Arthur and Barbara Sheridan, et al filed a fourth class action suit against us in the federal district court for the District of New Jersey (“Fourth Class Action Suit”). The complaint alleges common law copyright infringement, unfair competition and unjust enrichment arising from allegations that we owe royalties for the public performance of sound recordings recorded prior to February 15, 1972. We are currently preparing our response to these allegations.

The outcome of any litigation is inherently uncertain. Except as noted above, including with respect to the $90 million settlement for UMG Recordings, Inc. et al v. Pandora Media Inc. in the Supreme Court of the State of New York, we do not believe it is probable that the final outcome of the matters discussed above will, individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations or cash flows; however, in light of the uncertainties involved in such matters, there can be no assurance that the outcome of each case or the costs of litigation, regardless of outcome, will not have a material adverse effect on our business. In particular, rate court proceedings could take years to complete, could be very costly and may result in current and past royalty rates that are materially less favorable than rates we currently pay or have paid in the past.

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

6.                       Goodwill and Intangible Assets

Acquisitions

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

In July 2015, we completed the acquisition of Next Big Sound, Inc. ("NBS"). Goodwill generated from the business acquisition is primarily attributable to expected synergies from future growth and from the potential to expand our Artist Marketing Platform ("AMP") and is not deductible for tax purposes. We have accounted for this acquisition as a business combination in the three months ended September 30, 2015. NBS provides analytics for online music, including analyzing the popularity of musicians in social networks, streaming services and radio.

In June 2013, we entered into an agreement to purchase the assets of KXMZ-FM. The Federal Communications Commission ("FCC") approved the transfer of the FCC licenses and the acquisition was completed in June 2015. We have accounted for this acquisition as a business combination in the nine months ended September 30, 2015.

These acquisitions were not material to our condensed consolidated financial statements, either individually or in the aggregate. Accordingly, pro forma historical results of operations related to these business acquisitions during the three and nine months ended September 30, 2015 have not been presented. We have included the financial results of these business acquisitions in our condensed consolidated financial statements from their respective dates of acquisition.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2015, are as follows:

Goodwill
(in thousands)
Balance as of December 31, 2014	$—
Goodwill resulting from business combinations	23,052
Balance as of September 30, 2015	$23,052

 The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangibles.

		As of December 31, 2014			As of September 30, 2015
	Useful Lives From Date of Acquisition (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
		(in thousands)			(in thousands)
Finite-lived intangible assets
Patents	5.5 - 11	$8,030	$(1,091)	$6,939	$8,030	$(1,640)	$6,390
Developed technology	4	—	—	—	1,550	(97)	1,453
Customer relationships	2	—	—	—	940	(118)	822
Trade names	2	—	—	—	320	(40)	280
Total finite-lived intangible assets		$8,030	$(1,091)	$6,939	$10,840	$(1,895)	$8,945

Indefinite-lived intangible assets
FCC license - Broadcast Radio		$—	$—	$—	$193	$—	$193

Total intangible assets		$8,030	$(1,091)	$6,939	$11,033	$(1,895)	$9,138

Amortization expense of intangible assets was $0.2 million and $0.4 million for the three months ended September 30, 2014 and 2015, and $0.5 million and $0.8 million for the nine months ended September 30, 2014 and 2015, respectively.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following is a schedule of future amortization expense related to finite-lived intangible assets as of September 30, 2015.

As of September 30, 2015
(in thousands)
Three months ending December 31, 2015	$439
2016	1,750
2017	1,435
2018	1,120
2019	926
Thereafter	3,275
Total future amortization expense	$8,945

7.                       Debt Instruments

We are party to a $60.0 million credit facility with a syndicate of financial institutions, which expires on September 12, 2018. As of September 30, 2015, we had no borrowings outstanding, $1.1 million in letters of credit outstanding and $58.9 million of available borrowing capacity under the credit facility. We are in compliance with all financial covenants associated with the credit facility as of September 30, 2015.

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

The per-share fair value of shares to be granted under the ESPP is determined on the first day of the offering period using the Black-Scholes option pricing model using the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2014	2015	2014	2015
Expected life (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	0.05 - 0.08%	0.07 - 0.24%	0.05 - 0.08%	0.05 - 0.24%
Expected volatility	42%	29 - 42%	42%	29 - 42%
Expected dividend yield	0%	0%	0%	0%

During the three months ended September 30, 2014 and 2015, we withheld $1.9 million and $1.8 million in contributions from employees and recognized $0.6 million and $0.6 million of stock-based compensation expense related to the ESPP, respectively. During the nine months ended September 30, 2014 and 2015, we withheld $4.4 million and $5.1 million in contributions from employees and recognized $1.5 million and $1.9 million of stock-based compensation expense related to the ESPP, respectively. In the three months ended September 30, 2014 and 2015, 149,378 and 255,432 shares of common stock were issued under the ESPP. In the nine months ended September 30, 2014 and 2015, 149,378 and 538,398 shares of common stock were issued under the ESPP.

Employee Stock-Based Awards

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Our 2011 Equity Incentive Plan (the “2011 Plan”) provides for the issuance of stock options, restricted stock units and other stock-based awards to our employees. The 2011 Plan is administered by the compensation committee of our board of directors.

Stock options

We measure stock-based compensation expenses for stock options at the grant date fair value of the award and recognize expenses on a straight-line basis over the requisite service period, which is generally the vesting period. We estimate the fair value of stock options using the Black-Scholes option-pricing model. During the three months ended September 30, 2014 and 2015, we recorded stock-based compensation expense from stock options of approximately $4.0 million and $2.3 million. During the nine months ended September 30, 2014 and 2015, we recorded stock-based compensation expense from stock options of approximately $11.2 million and $7.5 million.

The per-share fair value of each stock option was determined on the grant date using the Black-Scholes option pricing model using the following assumptions.

	Three months ended September 30,		Nine months ended September 30,
	2014	2015	2014	2015
Expected life (in years)	6.08	6.08	6.08	6.08
Risk-free interest rate	1.93%	1.92%	1.71 - 1.93%	1.92%
Expected volatility	58%	49%	58 - 59%	49%
Expected dividend yield	0%	0%	0%	0%

Restricted stock units ("RSUs")

The fair value of the restricted stock units is expensed ratably over the vesting period. RSUs typically have an initial annual cliff vest and then vest quarterly thereafter over the service period, which is generally four years. During the three months ended September 30, 2014 and 2015, we recorded stock-based compensation expense from RSUs of approximately $17.5 million and $25.4 million. During the nine months ended September 30, 2014 and 2015, we recorded stock-based compensation expense from RSUs of approximately $47.4 million and $69.1 million.

MSUs

We implemented a market stock unit program in March 2015 for certain key executives. MSUs are earned as a function of Pandora’s TSR performance measured against that of the Russell 2000 Index across three performance periods:

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

For each performance period, a “performance multiplier” is calculated by comparing Pandora’s TSR for the period to the Russell 2000 Index TSR for the same period, using the average adjusted closing stock price of Pandora stock, and the Russell 2000 Index, for ninety calendar days prior to the beginning of the performance period and the last ninety calendar days of the performance period. In each period, the target number of shares will vest if the Pandora TSR is equal to the Russell 2000 Index TSR. For each percentage point that the Pandora TSR falls below the Russell 2000 Index TSR for the period, the performance multiplier is decreased by three percentage points. The performance multiplier is capped at 100% for the One-Year and Two-Year Performance Periods. However, the full award is eligible for a payout up to 200% of target, less any shares earned in prior periods, in the Three-Year Performance Period. Specifically, for each percentage point that the Pandora TSR exceeds the Russell 2000 Index TSR for the Three-Year Performance Period, the performance multiplier is increased by 2%. As such, the ability to exceed the target number of shares is determined exclusively with respect to Pandora's three-year TSR during the term of the award.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

We have determined the grant-date fair value of the MSUs using a Monte Carlo simulation performed by a third-party valuation firm. We recognize stock-based compensation for the MSUs over the requisite service period, which is approximately three years, using the accelerated attribution method. During the three and nine months ended September 30, 2015, we granted 776,000 MSUs at a total grant-date fair value of $4.3 million. During the three and nine months ended September 30, 2015, we recorded stock-based compensation expense from MSUs of approximately $0.5 million and $1.0 million.

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2015	2014	2015
	(in thousands)		(in thousands)
Stock-based compensation expense
Cost of revenue - Other	$1,063	$1,427	$2,976	$4,040
Product development	4,402	6,189	12,289	16,148
Sales and marketing	10,442	13,732	28,675	38,403
General and administrative	6,204	7,446	16,176	20,882
Total stock-based compensation expense	$22,111	$28,794	$60,116	$79,473

9.                       Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, restricted stock units and market stock units, to the extent dilutive. Basic and diluted net loss per share were the same for the three and nine months ended September 30, 2014 and 2015, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of historical basic and diluted net loss per share:

	Three months ended September 30,		Nine months ended September 30,
	2014	2015	2014	2015
	(in thousands except per share amounts)
Numerator
Net loss	$(2,025)	$(85,930)	$(42,684)	$(150,252)
Denominator
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	206,982	212,760	204,208	211,487
Net loss per share, basic and diluted	$(0.01)	$(0.40)	$(0.21)	$(0.71)

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	As of September 30,
	2014	2015
	(in thousands)
Options to purchase common stock	11,571	10,492
Restricted stock units	11,339	16,653
Market stock units	—	776
Total common stock equivalents	22,910	27,921

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

10.                       Subsequent Events

Acquisition of Ticketfly, Inc. ("Ticketfly")

On October 7, 2015, we entered into an agreement to acquire Ticketfly, a leading live events technology company that provides ticketing services and marketing software for venues and event promoters across North America. Pursuant to the merger agreement, we have agreed to pay $225 million in cash and approximately 11.6 million shares of common stock, subject to customary adjustments for working capital, cash, indebtedness and transaction expenses. Per the agreement, we are entitled to a net cash balance of $50 million as part of these adjustments. In addition to the purchase price, unvested options and unvested RSUs of Ticketfly held by Ticketfly employees will be converted respectively into unvested options and unvested RSUs to acquire our common stock. The closing is subject to customary closing conditions, including the expiration or termination of any waiting periods under applicable antitrust laws, and we expect the closing to occur in the three months ending December 31, 2015. We will include the financial results of Ticketfly in our condensed consolidated financial statements as of the date of acquisition.

Pre-1972 copyright litigation

Refer to the pre-1972 settlement, Third Class Action Suit and Fourth Class Action Suit matters under the “Legal Proceedings” subheading in Note 5. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to the pre-1972 settlement and pending litigation filed after the three months ended September 30, 2015.

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

For the three months ended September 30, 2015, we streamed 5.14 billion hours of radio, and as of September 30, 2015, we had 78.1 million active users during the prior 30-day period. Since we launched our free, advertising-supported radio service in 2005 our listeners have created over 9 billion stations.

At the core of our service is our set of proprietary personalization technologies, including the Music Genome Project and our playlist generating algorithms. The Music Genome Project is a database of over 1,000,000 uniquely analyzed songs from over 350,000 artists, spanning over 600 genres and sub-genres, which we develop one song at a time by evaluating and cataloging each song’s particular attributes. When a listener enters a single song, artist, comedian or genre to start a station, the Pandora service instantly generates a station that plays music or comedy we think that listener will enjoy. Based on listener reactions to the recordings we pick, we further tailor the station to match the listener's preferences. Listeners also have the ability to add variety to and rename stations, which further allows for the personalization of our service.

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

Recent Events

Acquisitions

Acquisition of Ticketfly, Inc. ("Ticketfly")

On October 7, 2015, we entered into an agreement to acquire Ticketfly, a leading live events technology company that provides ticketing services and marketing software for venues and event promoters across North America. Pursuant to the merger agreement, we have agreed to pay $225 million in cash and approximately 11.6 million shares of common stock, subject to customary adjustments for working capital, cash, indebtedness and transaction expenses. Per the agreement, we are entitled to a net cash balance of $50 million as part of these adjustments. In addition to the purchase price, unvested options and unvested restricted stock units ("RSUs") of Ticketfly held by Ticketfly employees will be converted respectively into unvested options and unvested RSUs to acquire our common stock. The closing is subject to customary closing conditions, including the expiration or termination of any waiting periods under applicable antitrust laws, and we expect the closing to occur in the three months ending December 31, 2015. We will include the financial results of Ticketfly in our condensed consolidated financial statements as of the date of acquisition.

Acquisition of Next Big Sound, Inc. ("NBS")

In July 2015, we completed the acquisition of NBS. Goodwill generated from the business acquisition is primarily attributable to expected synergies from future growth and from the potential to expand our Artist Marketing Platform ("AMP") and is not deductible for tax purposes. We have accounted for this acquisition as a business combination in the three months ended September 30, 2015. NBS provides analytics for online music, including analyzing the popularity of musicians in social networks, streaming services and radio. The results of NBS in the three months ended September 30, 2015 were not material to our operating results.

Acquisition of KXMZ-FM

In June 2013, we entered into an agreement to purchase the assets of KXMZ-FM. The Federal Communications Commission ("FCC") approved the transfer of the FCC licenses and the acquisition was completed in June 2015. We have accounted for this acquisition as a business combination in the nine months ended September 30, 2015. The agreement to acquire the assets of KXMZ-FM was done in part to allow us to qualify for certain settlement agreements concerning royalties for the public performance of musical works between the Radio Music Licensing Committee (“RMLC”) and American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”) as of the date of the agreement. The results of KXMZ-FM in the three and nine months ended September 30, 2015 were not material to our operating results.

Music Royalty Matters

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

In October 2015 the parties reached an agreement whereby we agreed to pay the plaintiffs a total of $90 million. The settlement resolves all past claims as to our use of pre-1972 recordings owned or controlled by the plaintiffs and enables us, without any additional payment, to reproduce, perform and broadcast such recordings in the United States through December 31, 2016. This agreement was approved by our board of directors and executed on October 21, 2015. Pursuant to this settlement, which covers approximately 90% of total pre-1972 spins on our service, we agreed to pay the plaintiffs $60 million on or before October 23, 2015 and the plaintiffs will dismiss the case with prejudice. We recorded a one-time cumulative charge of $57.9 million to cost of revenue - content acquisition costs within our condensed consolidated statements of operations for the three and nine months ended September 30, 2015 related to the pre-1972 spins played through September 30, 2015. The remaining charge of $32.1 million will be recorded in cost of revenue - content acquisition costs over the future service period of October 1, 2015 through December 31, 2016 based on expected streaming of pre-1972 recordings over the period. This settlement will be paid in five installments. The first installment of $60.0 million was paid in October 2015, and the remaining amount will be paid in four equal installments of $7.5 million from January 1, 2016 through October 1, 2016.

RMLC

In June 2013, we entered into an agreement to purchase the assets of KXMZ-FM and in June 2015 the Federal Communications Commission ("FCC") approved the transfer of the FCC licenses and the acquisition was completed. The agreement to purchase the assets of KXMZ allowed us to qualify for the RMLC royalty rate of 1.7% of revenue for a license to the ASCAP and BMI repertoires, before certain deductions, beginning in June 2013. As a result, we recorded cost of revenue - content acquisition costs at the RMLC royalty rate starting in June 2013, rather than the rate that was set in rate court proceedings in March 2014 for ASCAP and in May 2015 for BMI.

In the three months ended September 30, 2015, despite confidence in our legal position that we were entitled to the RMLC royalty rate starting in June 2013 and as part of our strategy to strengthen our partnership with the music industry, management decided to forgo the application of the RMLC royalty rate from June 2013 through September 2015. As a result, we recorded a one-time cumulative charge to increase cost of revenue - content acquisition costs within our condensed consolidated financial statements of $23.9 million in the three and nine months ended September 30, 2015 related to spins played from June 2013 through September 30, 2015 in order to align the cumulative cost of revenue - content acquisition costs to the amounts previously paid at the rates that were set in the rate court proceedings in March 2014 for ASCAP and May 2015 for BMI. We intend to record cost of revenue - content acquisition costs for the performing rights organizations ("PRO") at the rates established by the rate courts for the foreseeable future.

BMI Royalty Agreement

In June 2013, BMI filed a petition in the rate court in the U.S. District Court for the Southern District of New York established by the consent decree between BMI and the U.S. Department of Justice for the determination of reasonable fees and terms for a BMI blanket license for the period from January 1, 2013 through December 31, 2016. The rate proceeding concluded in March 2015, and in May 2015, the court issued its opinion establishing a royalty rate of 2.5% of revenue before certain deductions. In June 2015, we filed a notice of appeal of the court's decision with the Second Circuit Court of Appeals. In October 2015, we filed our appeal brief. Briefing will continue through February 2016. The district court's decision and our appeal of the court's decision did not have a material impact on our consolidated statements of operations for the three and nine months ended September 30, 2015.

Naxos of America, Inc. ("Naxos") Royalty Agreement

In February 2015, we announced a United States licensing agreement to partner with Naxos, one of the world’s leading classical music labels representing a collection of classical music works. This partnership is designed to help classical labels and artists increase the audiences they reach. Participating labels and the artists they represent can also take advantage of the marketing capabilities of our connected platform, which capabilities include providing direct access to our metadata to help participating labels make data-driven business decisions. We do not expect this partnership to have a material effect on our financial condition or operating results.

Factors Affecting our Business Model

A majority of our listener hours occur on mobile devices and as such, we face challenges in optimizing our advertising products for delivery on mobile and other connected device platforms and monetizing inventory, or opportunities to sell advertisements, generated by listeners using these platforms. The mobile digital advertising industry is at an early stage of development, with lower overall spending levels than traditional online advertising markets, and faces technical challenges due to fragmented platforms and a lack of standard audience measurement protocols. As a greater share of our listener hours is consumed on mobile devices, our ability to monetize increased mobile streaming may not achieve the levels of monetization of streaming we have achieved on computers.

In addition, our monetization strategy includes increasing the number of ad campaigns for computer, mobile and other connected device platforms sold to local advertisers, placing us in more direct competition with broadcast radio for advertiser spending, especially for audio advertisements. By contrast, historically our advertisers have been predominantly national brands. Key to the success of our strategy to increase local advertising is our ability to convince a substantial base of local advertisers of the benefits of advertising on the Pandora service, including demonstrating the effectiveness and relevance of our advertising products, in particular audio advertising products, across the range of our delivery platforms.

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

•
Cost of Revenue—Content Acquisition Costs. The number of sound recordings we transmit to users of the Pandora service, as generally reflected by listener hours, drives a substantial majority of our content acquisition costs, although certain of our licensing agreements require us to pay fees for public performances of musical works based on a percentage of revenue.

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

The table below sets forth our total listener hours for the three and nine months ended September 30, 2014 and 2015.

	Three months ended September 30,		Nine months ended September 30,
	2014	2015	2014	2015
	(in billions)		(in billions)
Listener hours	4.99	5.14	14.83	15.74

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
The table below sets forth our total active users as of September 30, 2014 and 2015.

	As of September 30,
	2014	2015
	(in millions)
Active users	76.5	78.1
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

The table below sets forth our users on an advertising and subscription basis as of September 30, 2014 and 2015.

	As of September 30,
	2014	2015
User type	Users (in millions)
Ad-based active users	73.5	74.7
Subscribers*	3.5	3.9
Total	77.0	78.6
* Includes subscribers that have not used our service within the trailing 30 days to the end of the final calendar month of the period.

The table below sets forth our listener hours on an advertising and subscription basis for the three and nine months ended September 30, 2014 and 2015.

	Three months ended September 30,		Nine months ended September 30,
	2014	2015	2014	2015
User type	Listener hours (in billions)		Listener hours (in billions)
Ad-based active users	4.38	4.48	13.01	13.77
Subscribers	0.61	0.66	1.82	1.97
Total	4.99	5.14	14.83	15.74

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
The table below sets forth our RPMs and LPMs, including total, computer and mobile and other connected devices, on an ad, subscription and total basis for the three months ended September 30, 2014 and 2015.

	Three months ended September 30,
	2014		2015
	RPM	LPM*	RPM	LPM*
Advertising
Computer	$64.13	$20.59	$71.88	$45.62
Mobile and other connected devices	40.82	20.33	54.31	34.92
Total advertising	$44.35	$20.37	$56.84	$36.46

Subscription
Computer	$61.56	$33.53	$73.35	$68.11
Mobile and other connected devices	78.11	36.94	88.35	73.12
Total subscription	$74.14	$36.12	$85.28	$72.10

Total
Total computer	$63.67	$22.94	$72.14	$49.53
Total mobile and other connected devices	44.96	22.18	58.44	39.55
Total	$48.00	$22.30	$60.52	$41.06

*Under the Pureplay Settlement agreement, we pay per-performance rates for the streaming of sound recordings for our Pandora One subscription service that are higher than the per-performance rates for our free, advertising-supported service.

The table below sets forth our RPMs and LPMs, including total, computer and mobile and other connected devices, on an ad, subscription and total basis for the nine months ended September 30, 2014 and 2015.

	Nine months ended September 30,
	2014		2015
	RPM	LPM*	RPM	LPM*
Advertising
Computer	$59.64	$20.76	$67.82	$30.21
Mobile and other connected devices	35.55	20.38	45.01	26.23
Total advertising	$39.37	$20.44	$48.24	$26.79

Subscription
Computer	$59.38	$33.54	$70.98	$46.81
Mobile and other connected devices	83.40	36.59	86.02	50.79
Total subscription	$77.32	$35.82	$82.84	$49.95

Total
Total computer	$59.59	$23.09	$68.38	$33.13
Total mobile and other connected devices	40.82	22.16	49.78	29.08
Total	$44.02	$22.32	$52.57	$29.69

*Under the Pureplay Settlement agreement, we pay per-performance rates for the streaming of sound recordings for our Pandora One subscription service that are higher than the per-performance rates for our free, advertising-supported service.

Total ad RPMs
For the three months ended September 30, 2015 compared to 2014, total ad RPMs increased primarily due to an increase in ad RPMs on the mobile and other connected devices platform. Ad RPMs on the mobile and other connected devices platform increased as advertising revenue growth outpaced the growth in advertising listener hours as a result of an increase in the average price per ad sold.

For the nine months ended September 30, 2015 compared to 2014, total ad RPMs increased primarily due to an increase in ad RPMs on the mobile and other connected devices platform. Ad RPMs on the mobile and other connected devices platform increased as advertising revenue growth outpaced the growth in advertising listener hours as a result of an increase in the average price per ad sold and an increase in the number of ads sold on that platform.
Total subscription RPMs
For the three months ended September 30, 2015 compared to 2014, total subscription RPMs increased primarily due to an increase in subscription RPMs on the computer platform. Subscription RPMs on the computer platform increased due to growth in subscription revenue as a result of an increase in the average price per subscription and an increase in the number of subscribers.
For the nine months ended September 30, 2015 compared to 2014, total subscription RPMs increased primarily due to an increase in subscription RPMs on the computer platform. Subscription RPMs on the computer platform increased due to growth in subscription revenue as a result of an increase in the average price per subscription and an increase in the number of subscribers. Subscription RPMs on the mobile and other connected devices platform grew at a slower rate as a result of the one-time recognition of the accumulation of deferred revenue related to certain subscriptions purchased through mobile app stores of $14.2 million in the three months ended March 31, 2014.
Total ad LPMs
For the three and nine months ended September 30, 2015 compared to 2014, total ad LPMs increased as a result of the one-time cumulative charges, inclusive of the effect of the current quarter, of $57.9 million for the pre-1972 sound recordings settlement and $23.9 million as a result of management’s decision to forgo the application of the RMLC publisher royalty rate from June 2013 to September 2015 and scheduled royalty rate increases.
Total subscription LPMs

For the three and nine months ended September 30, 2015 compared to 2014, total subscription LPMs increased as a result of the one-time cumulative charges, inclusive of the effect of the current quarter, of $57.9 million for the pre-1972 sound recordings settlement and $23.9 million as a result of management’s decision to forgo the application of the RMLC publisher royalty rate from June 2013 to September 2015 and scheduled royalty rate increases.
Basis of Presentation and Results of Operations

The following table presents our results of operations for the periods indicated as a percentage of total revenue. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three months ended September 30,		Nine months ended September 30,
	2014	2015	2014	2015
Revenue
Advertising	81%	82%	78%	80%
Subscription and other	19	18	22	20
Total revenue (2)	100	100	100	100
Cost of revenue
Cost of revenue — Content acquisition costs	46	68	51	56
Cost of revenue — Other(1)	6	7	7	7
Total cost of revenue (2)	53	75	58	63
Gross profit (2)	47	25	42	37
Operating expenses
Product development(1)	6	7	6	7
Sales and marketing(1)	30	34	31	34
General and administrative(1)	12	11	12	13
Total operating expenses (2)	48	53	49	55
Loss from operations (2)	(1)	(28)	(7)	(18)
Other income, net	—	—	—	—
Loss before provision for income taxes (2)	(1)	(28)	(7)	(18)
Provision for income taxes	—	—	—	—
Net Loss (2)	(1)%	(28)%	(7)%	(18)%

(1) Includes stock-based compensation as follows:
Cost of revenue - Other	0.4%	0.5%	0.5%	0.5%
Product development	1.8	2.0	1.9	2.0
Sales and marketing	4.4	4.4	4.4	4.6
General and administrative	2.6	2.4	2.5	2.5
(2) Note: Amounts may not recalculate due to rounding

Revenue

	Three months ended September 30,			Nine months ended September 30,
	2014	2015	$ Change	2014	2015	$ Change
	(in thousands)			(in thousands)
Revenue
Advertising	$194,293	$254,656	$60,363	$512,251	$664,316	$152,065
Subscription and other	45,300	56,906	11,606	140,551	163,570	23,019
Total revenue	$239,593	$311,562	$71,969	$652,802	$827,886	$175,084

Advertising revenue

We generate advertising revenue primarily from audio, display and video advertising, which is typically sold on a cost-per-thousand impressions, or CPM, basis. Advertising campaigns typically range from one to twelve months, and advertisers generally pay us based on the number of delivered impressions or the satisfaction of other criteria, such as click-throughs. We also have arrangements with advertising agencies under which these agencies sell advertising inventory on our service directly to advertisers. We report revenue under these arrangements net of amounts due to agencies. For the three months ended

September 30, 2014 and 2015 and the nine months ended September 30, 2014 and 2015, advertising revenue accounted for 81%, 82%, 78% and 80%, of our total revenue, respectively. We expect that advertising will comprise a substantial majority of our revenue for the foreseeable future.

For the three months ended September 30, 2015 compared to 2014, advertising revenue increased $60.4 million or 31%, primarily due to an approximate 35% increase in the average price per ad due in part to our increase in relative volume of local ad sales and our focus on monetizing mobile inventory.

For the nine months ended September 30, 2015 compared to 2014, advertising revenue increased $152.1 million or 30%, primarily due to an approximate 20% increase in the average price per ad due in part to our increase in relative volume of local ad sales and our focus on monetizing mobile inventory and an approximate 5% increase in the number of ads sold as a result of an increase in advertising listener hours.

Subscription and other revenue

Subscription and other revenue is generated primarily through the sale of Pandora One, a premium version of the Pandora service, which currently includes advertisement-free access and higher audio quality on the devices that support it. Subscription revenue is recognized on a straight-line basis over the duration of the subscription period. For the three months ended September 30, 2014 and 2015 and the nine months ended September 30, 2014 and 2015, subscription and other revenue accounted for 19%, 18%, 22% and 20% of our total revenue, respectively.

For the three months ended September 30, 2015 compared to 2014, subscription revenue increased $11.6 million or 26%, primarily due to an approximate 15% increase in average price per subscription and an approximate 10% increase in the number of subscribers.

For the nine months ended September 30, 2015 compared to 2014, subscription revenue increased $23.0 million or 16%, primarily due to an approximate 15% increase in the average price per subscription and an approximate 10% increase in the number of subscribers. This was partially offset by a decrease in subscription revenue as a result of the one-time recognition of the accumulation of deferred revenue related to certain subscriptions purchased through mobile app stores of $14.2 million in the three months ended March 31, 2014.

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

Cost of revenue - Content acquisition costs

	Three months ended September 30,			Nine months ended September 30,
	2014	2015	$ Change	2014	2015	$ Change
	(in thousands)			(in thousands)
Cost of revenue - Content acquisition costs	$111,315	$211,272	$99,957	$331,051	$467,429	$136,378

Content acquisition costs as a percentage of advertising revenue by platform

	Three months ended September 30,		Nine months ended September 30,
	2014	2015	2014	2015
Computer	33%	54%	35%	42%
Mobile and other connected devices	50%	68%	56%	60%

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

For the three months ended September 30, 2015 compared to 2014, content acquisition costs increased $100.0 million or 90%, primarily due to the one-time cumulative charges, inclusive of the effect of the current quarter, of $57.9 million for the pre-1972 sound recordings settlement and $23.9 million as a result of management’s decision to forgo the application of the RMLC publisher royalty rate from June 2013 to September 2015 and scheduled royalty rate increases of 8%. Content acquisition costs as a percentage of total revenue increased from 46% to 68%, primarily due to the one-time cumulative charges, inclusive of the effect of the current quarter, of $57.9 million for the pre-1972 sound recordings settlement and $23.9 million as a result of management’s decision to forgo the application of the RMLC publisher royalty rate from June 2013 to September 2015 and scheduled royalty rate increases of 8%, offset by an increase in advertising sales. Estimated content acquisition costs as a percentage of the advertising revenue attributable to our computer platform increased from 33% to 54% and estimated content acquisition costs as a percentage of the advertising revenue attributable to our mobile and other connected devices platforms increased from 50% to 68%, in each case primarily due to the one-time cumulative charges, inclusive of the effect of the current quarter, of $57.9 million for the pre-1972 sound recordings settlement and $23.9 million as a result of management’s decision to forgo the application of the RMLC publisher royalty rate from June 2013 to September 2015 and scheduled royalty rate increases of 8%, offset by an increase in advertising sales on both the computer and mobile and other connected devices platforms.

For the nine months ended September 30, 2015 compared to 2014, content acquisition costs increased $136.4 million or 41%, primarily due to the one-time cumulative charges, inclusive of the effect of the current quarter, of $57.9 million for the pre-1972 sound recordings settlement and $23.9 million as a result of management’s decision to forgo the application of the RMLC publisher royalty rate from June 2013 to September 2015 and scheduled royalty rate increases of 8%. Content acquisition costs as a percentage of total revenue increased from 51% to 56%, primarily due to the one-time cumulative charges, inclusive of the effect of the current quarter, of $57.9 million for the pre-1972 sound recordings settlement and $23.9 million as a result of management’s decision to forgo the application of the RMLC publisher royalty rate from June 2013 to September 2015 and scheduled royalty rate increases of 8%, offset by an increase in advertising sales. Estimated content acquisition costs as a percentage of the advertising revenue attributable to our computer platform increased from 35% to 42% and estimated content acquisition costs as a percentage of the advertising revenue attributable to our mobile and other connected devices platform increased from 56% to 60%, in each case primarily due to the one-time cumulative charges, inclusive of the effect of the current quarter, of $57.9 million for the pre-1972 sound recordings settlement and $23.9 million as a result of management’s decision to forgo the application of the RMLC publisher royalty rate from June 2013 to September 2015 and scheduled royalty rate increases of 8%, offset by an increase in advertising sales on both the computer and mobile and other connected devices platforms.

Cost of revenue—Other

	Three months ended September 30,			Nine months ended September 30,
	2014	2015	$ Change	2014	2015	$ Change
	(in thousands)			(in thousands)
Cost of revenue — Other	$15,453	$21,414	$5,961	$44,421	$57,690	$13,269

Cost of revenue—other consists primarily of hosting and ad serving costs, employee-related and facilities and equipment costs and other costs of ad sales. Hosting and ad serving costs consist of content streaming, maintaining our internet radio service and creating and serving advertisements through third-party ad servers. We make payments to third-party ad servers for the period the advertising impressions are delivered or click-through actions occur, and accordingly, we record this as a cost of revenue in the related period. Employee-related costs include salaries and benefits associated with supporting hosting and ad serving functions. Other costs of ad sales include costs related to music events that are sold as part of advertising arrangements.

For the three months ended September 30, 2015 compared to 2014, cost of revenue—other increased $6.0 million or 39%, primarily due to a $3.3 million increase in hosting and ad serving costs driven by an increase in advertising revenue and a $1.6 million increase in employee-related and facilities and equipment costs driven by an approximate 40% increase in headcount.

For the nine months ended September 30, 2015 compared to 2014, cost of revenue—other increased $13.3 million or 30%, primarily due to a $7.4 million increase in hosting and ad serving costs driven by an increase in advertising revenue and a $4.9 million increase in employee-related and facilities and equipment costs driven by an approximate 40% increase in headcount.

Gross profit

	Three months ended September 30,			Nine months ended September 30,
	2014	2015	$ Change	2014	2015	$ Change
	(in thousands)			(in thousands)
Gross profit
Total revenue	$239,593	$311,562	$71,969	$652,802	$827,886	$175,084
Total cost of revenue	126,768	232,686	105,918	375,472	525,119	149,647
Gross profit	$112,825	$78,876	$(33,949)	$277,330	$302,767	$25,437
Gross margin	47%	25%		42%	37%

For the three months ended September 30, 2015 compared to 2014, gross profit decreased by $33.9 million or 30% and gross margin decreased from 47% to 25% as the growth in content acquisition costs outpaced the growth in revenue, primarily due to the one-time cumulative charges, inclusive of the effect of the current quarter, of $57.9 million for the pre-1972 sound recordings settlement and $23.9 million as a result of management’s decision to forgo the application of the RMLC publisher royalty rate from June 2013 to September 2015 and scheduled royalty rate increases of 8%.

For the nine months ended September 30, 2015 compared to 2014, gross profit increased by $25.4 million or 9% and gross margin decreased from 42% to 37% as the growth in content acquisition costs outpaced the growth in revenue, primarily due to the one-time cumulative charges, inclusive of the effect of the current quarter, of $57.9 million for the pre-1972 sound recordings settlement and $23.9 million as a result of management’s decision to forgo the application of the RMLC publisher royalty rate from June 2013 to September 2015 and scheduled royalty rate increases of 8%, offset by an increase in advertising sales.

Product development

	Three months ended September 30,			Nine months ended September 30,
	2014	2015	$ Change	2014	2015	$ Change
	(in thousands)			(in thousands)
Product development	$13,381	$21,849	$8,468	$38,288	$56,466	$18,178

Product development consists primarily of employee-related and facilities and equipment costs, including salaries and benefits related to employees in software engineering, music analysis and product management departments, information technology and costs associated with supporting consumer connected-device manufacturers in implementing our service in their products. We incur product development expenses primarily for improvements to our website and the Pandora app, development of new advertising products and development and enhancement of our personalized station generating system. We have generally expensed product development as incurred. Certain website development and internal use software development costs are capitalized when specific criteria are met. In such cases, the capitalized amounts are amortized over the useful life of the related application once the application is placed in service. We intend to continue making significant investments in developing new products and enhancing the functionality of our existing products.

For the three months ended September 30, 2015 compared to 2014, product development expenses increased $8.5 million or 63%, primarily due to an $8.1 million increase in employee-related and facilities and equipment costs driven by an approximate 60% increase in headcount.

For the nine months ended September 30, 2015 compared to 2014, product development expenses increased $18.2 million or 47%, primarily due to a $17.9 million increase in employee-related and facilities and equipment costs driven by an approximate 60% increase in headcount.

Sales and marketing

	Three months ended September 30,			Nine months ended September 30,
	2014	2015	$ Change	2014	2015	$ Change
	(in thousands)			(in thousands)
Sales and marketing	$72,320	$107,286	$34,966	$200,416	$285,595	$85,179

Sales and marketing consists primarily of employee-related and facilities and equipment costs, including salaries, commissions and benefits related to employees in sales, sales support, marketing, advertising and music industry group departments. In addition, sales and marketing expenses include transaction processing commissions on subscription purchases through mobile app stores, external sales and marketing expenses such as brand marketing, advertising, direct response and search engine marketing costs, public relations expenses, costs related to music events, agency platform and media measurement expenses, facilities and equipment expenses and infrastructure costs.

We expect sales and marketing expenses to increase as we hire additional personnel to build out our sales and sales support teams, particularly as we continue to build out our local market sales team. While we have historically relied on the success of viral marketing to expand consumer awareness of our service, in 2014 we began to launch marketing campaigns to increase consumer awareness and expand our listener base and in 2015, we began to launch advertising campaigns. We anticipate that we will continue to utilize these types of marketing and advertising campaigns in the future. As such, we anticipate higher overall levels of sales and marketing expense going forward.

For the three months ended September 30, 2015 compared to 2014, sales and marketing expenses increased $35.0 million or 48%, primarily due to a $17.6 million increase in brand marketing, advertising, direct response and search engine marketing costs driven by our advertising campaigns launched in the three months ended September 30, 2015, a $12.3 million increase in employee-related and facilities and equipment costs driven by an approximate 30% increase in headcount and a $2.8 million increase in transaction processing commissions on subscription purchases through mobile app stores.

For the nine months ended September 30, 2015 compared to 2014, sales and marketing expenses increased $85.2 million or 43%, primarily due to a $39.3 million increase in employee-related and facilities and equipment costs driven by an approximate 30% increase in headcount, a $30.6 million increase in brand marketing, advertising, direct response and search engine marketing costs driven by our advertising campaigns launched in the three months ended September 30, 2015 and a $9.0 million increase in transaction processing commissions on subscription purchases through mobile app stores.

General and administrative

	Three months ended September 30,			Nine months ended September 30,
	2014	2015	$ Change	2014	2015	$ Change
	(in thousands)			(in thousands)
General and administrative	$29,143	$35,603	$6,460	$81,369	$111,169	$29,800

General and administrative consists primarily of employee-related and facilities and equipment costs, including salaries and benefits for finance, accounting, legal, internal information technology and other administrative personnel. In addition, general and administrative expenses include professional services costs for outside legal and accounting services, infrastructure costs and credit card fees. We expect general and administrative expenses to increase in future periods as we continue to invest in corporate infrastructure, including adding personnel and systems to our administrative functions.

For the three months ended September 30, 2015 compared to 2014, general and administrative expenses increased $6.5 million or 22%, primarily due to a $3.6 million increase in employee-related and facilities and equipment costs driven by an approximate 25% increase in headcount and a $1.9 million increase in professional service costs related to royalty and other legal matters.

For the nine months ended September 30, 2015 compared to 2014, general and administrative expenses increased $29.8 million or 37%, primarily due to a $14.8 million increase in employee-related and facilities and equipment costs driven by an approximate 25% increase in headcount and an $11.6 million increase in professional service costs related to royalty and other legal matters.

Provision for (benefit from) income taxes

We have historically been subject to income taxes in the United States, Australia and New Zealand. As we expand our operations outside of these locations, we become subject to taxation based on the applicable foreign statutory rates and our effective tax rate could fluctuate accordingly.

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

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements and as of September 30, 2015 we had no such arrangements.

Contractual Obligations

The following summarizes changes to our contractual obligations in the three and nine months ended September 30, 2015.

	Payments Due by Period
	Remainder of 2015	2016	Total
	(in thousands)
Purchase obligation	$60,000	$30,000	$90,000

Our purchase obligation represents a non-cancelable royalty-related contractual obligation at September 30, 2015 related to the pre-1972 sound recordings settlement.

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

Liquidity and Capital Resources

As of September 30, 2015, we had cash, cash equivalents and investments totaling $442.6 million, which primarily consisted of cash and money market funds held at major financial institutions, commercial paper and investment-grade corporate debt securities. On October 7, 2015, we entered into an agreement to acquire Ticketfly. Pursuant to the merger agreement, we have agreed to pay $225 million in cash and approximately 11.6 million shares of common stock, subject to customary adjustments for working capital, cash, indebtedness and transaction expenses. Per the agreement, we are entitled to a net cash balance of $50 million as part of these adjustments. In addition to the purchase price, unvested options and unvested RSUs of Ticketfly held by Ticketfly employees will be converted respectively into unvested options and unvested RSUs to acquire our common stock. The closing is subject to customary closing conditions, including the expiration or termination of any waiting periods under applicable antitrust laws, and we expect the closing to occur in the three months ending December 31, 2015. We expect to pay the cash portion of the purchase price for the transaction using cash and cash equivalents on hand.

Our principal uses of cash during the three and nine months ended September 30, 2015 were funding our operations, as described below, and capital expenditures.

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

Our Indebtedness

We are party to a $60.0 million credit facility with a syndicate of financial institutions, which expires on September 12, 2018. As of September 30, 2015, we had no borrowings outstanding, $1.1 million in letters of credit outstanding and $58.9 million of available borrowing capacity under the credit facility.

Capital Expenditures

Consistent with previous periods, future capital expenditures will primarily focus on acquiring additional hosting and general corporate infrastructure. Our access to capital is adequate to meet our anticipated capital expenditures for our current plans.

Historical Trends

The following table summarizes our cash flow data for the nine months ended September 30, 2014 and 2015.

	Nine months ended September 30,
	2014	2015
	(in thousands)
Net cash provided by (used in) operating activities	$(4,030)	$28,937
Net cash provided by (used in) investing activities	(110,239)	32,034
Net cash provided by financing activities	17,570	6,512

Operating activities

In the nine months ended September 30, 2015, net cash provided by operating activities was $28.9 million and included an $89.4 million increase in accrued royalties primarily due to the one-time cumulative charge of $57.9 million related to the pre-1972 sound recordings settlement, the one-time cumulative charge of $23.9 million related to the RMLC rate and a $7.7 million increase in deferred revenue primarily due to the reinstatement of the annual subscription option in December 2014. Net cash provided by operating activities also included non-cash charges of $98.0 million, primarily related to $79.5 million in stock-based compensation charges and $15.2 million in depreciation and amortization expense, offset by our net loss of $150.3 million. Net cash provided by operating activities improved by $33.0 million from the nine months ended September 30, 2014, primarily due to a $32.1 million increase in deferred revenue primarily due to the reinstatement of the annual subscription option in December 2014.

Investing activities

In the nine months ended September 30, 2015, net cash provided by investing activities was $32.0 million and included $221.1 million in proceeds from sales and maturities of investments, offset by $138.7 million in purchases of investments, $27.3 million of capital expenditures for leasehold improvements and server equipment and $23.0 million in payments related to mergers and acquisitions. Net cash provided by investing activities improved by $142.3 million from the nine months ended September 30, 2014, primarily due to a decrease in purchases of investments of $134.7 million and an increase in proceeds from sales and maturities of investments of $34.4 million, offset by an increase in payments related to mergers and acquisitions of $23.0 million.

Financing activities

In the nine months ended September 30, 2015, net cash provided by financing activities was $6.5 million and included $5.1 million in proceeds from our employee stock purchase plan and $3.7 million in proceeds from the exercise of stock options, offset by $2.3 million in tax payments from net share settlements of RSUs. Net cash provided by financing activities decreased $11.1 million from the nine months ended September 30, 2014, primarily due to a decrease in proceeds from the exercise of stock options of $11.5 million.

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

Business Combinations, Goodwill and Intangible Assets, Net

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, and trade names from a market participant perspective, useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

We review goodwill and indefinite-lived intangible assets for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We first assess the qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test under Accounting Standards Update (ASU) No. 2011-08, Goodwill and Other (Topic 350): Testing Goodwill for Impairment, issued by the Financial Accounting Standards Board (FASB). If we determine that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step would need to be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. As of September 30, 2015, no impairment of goodwill has been identified.

Acquired finite-lived intangible assets are amortized over the estimated useful lives of the assets. Acquired finite-lived intangible assets consist primarily of patents, customer relationships, developed technology and trade names resulting from business combinations. We evaluate the recoverability of our intangible assets for potential impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value.

In addition to the recoverability assessment, we routinely review the remaining estimated useful lives of finite-lived intangible assets If we reduce the estimated useful life assumption for any asset, the remaining unamortized balance would be amortized over the revised estimated useful life.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.

Changes in Internal Control over Financial Reporting

We are in the process of implementing a new enterprise resource planning ("ERP") system, which will occur over a period of more than one year. During the three months ended September 30, 2015, we completed the implementation of several significant ERP modules including core financial and purchasing modules. In connection with the implementation of the ERP system, we updated the processes that constitute our internal control over financial reporting, as necessary, to accommodate related changes to our business processes and accounting procedures. We will continue to implement additional ERP modules in a phased approach.

Although the processes that constitute our internal control over financial reporting have been materially affected by the implementation of several significant ERP modules and will require testing for effectiveness as the implementation progresses, we do not believe that the implementation of the ERP system has had or will have a material adverse effect on our internal control over financial reporting.

Except as otherwise described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and nine months ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By	Filed Herewith
10.29+	Settlement Agreement by and among Pandora Media, Inc. and Capitol Records, LLC et al.						X
31.01	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						X
31.02	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						X
32.01	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 8 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) Condensed Statements of Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (v) Notes to Condensed Financial Statements
X

†   Indicates management contract or compensatory plan.
+ Confidential treatment requested as to certain portions of this exhibit, which portions have been omitted and submitted separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Pandora Media, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANDORA MEDIA, INC.

Date: October 26, 2015	By:	/s/ Michael S. Herring
Michael S. Herring
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)