Form 10-K
period 2015-12-31
Pandora Media, Inc.
filed 2016-02-18
CIK 1230276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2015 (the last business day of the registrant's most recently completed second quarter), based on the closing price of such stock on The New York Stock Exchange on such date was approximately $2,887 million. This calculation excludes the shares of common stock held by executive officers, directors and stockholders whose ownership exceeds 5% outstanding at June 30, 2015. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

          On February 16, 2016 the registrant had 227,695,644 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement for the registrant’s 2016 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2015, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

As used herein, "Pandora," the "Company," "we," "our," and similar terms refer to Pandora Media, Inc. and, where appropriate, its wholly owned subsidiaries, unless the context indicates otherwise.

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

EXPLANATORY NOTE REGARDING THE ANNUAL REPORT

We changed our fiscal year from the twelve months ending January 31 to the calendar twelve months ending December 31, effective beginning with the year ended December 31, 2013. As a result, the period ended December 31, 2013 was shortened from twelve months to an eleven-month transition period.

When financial results for the 2014 annual period are compared to financial results for the 2013 period, the results compare the twelve-month period ended December 31, 2014 and the eleven-month period ended December 31, 2013.

PART I

ITEM 1. BUSINESS

Overview

Pandora

Pandora is the world’s most powerful music discovery platform, offering a personalized experience for each of our listeners wherever and whenever they want to listen to music - whether through earbuds, car speakers or live on stage. Our vision is to be the definitive source of music discovery and enjoyment for billions. The majority of our listener hours occur on mobile devices, with the majority of our revenue generated from advertising on these devices. We offer both local and national advertisers the opportunity to deliver targeted messages to our listeners using a combination of audio, display and video advertisements. Founded by musicians, Pandora also empowers artists with valuable data and tools to help grow their careers and connect with their fans.

For the twelve months ended December 31, 2015, we streamed 21.11 billion hours of internet radio, and as of December 31, 2015, we had 81.1 million active users during the prior 30-day period. Since we launched our non-subscription, ad-supported radio service in 2005 our listeners have created over 9 billion stations.

Ticketfly

Pandora completed the acquisition of Ticketfly on October 31, 2015. Ticketfly is a leading live events technology company that provides ticketing and marketing software and services for venues and event promoters across North America. Ticketfly's ticketing, digital marketing and analytics software helps promoters book talent, sell tickets and drive in-venue revenue, while Ticketfly's consumer tools help fans find and purchase tickets to events. For the twelve months ended December 31, 2015, Ticketfly sold approximately 12.5 million tickets, excluding box office sales, to 4.4 million unique ticket buyers to approximately 90,000 live events, with more than $490 million in gross transaction value, excluding box office sales.

Our Service

Pandora

Unlike traditional radio stations that broadcast the same content at the same time to all of their listeners, we enable each of our listeners to create personalized stations. The Music Genome Project and our content programming algorithms power our ability to predict listener music preferences, play music content suited to the tastes of each individual listener and introduce listeners to music we think they will love. When a listener enters a single song, artist, comedian or genre to start a station—a process we call seeding—the Pandora service instantly generates a station that plays music we think that listener will enjoy. Based on listener reactions to the songs we pick, we further tailor the station to match the listener's preferences. Listeners also have the ability to add variety to and rename stations, which further allows for the personalization of our service.

We currently provide the Pandora service through two models:

•
Free Service. Our free service is advertising-supported and allows listeners access to our music and comedy catalogs and personalized playlist generating system for free across all of the Pandora delivery platforms.

•
Pandora One. Pandora One is a paid subscription service without any advertising. Pandora One also enables listeners to have more daily skips, enjoy higher quality audio on supported devices and enjoy longer timeout-free listening. In addition to our traditional monthly subscriptions, service listeners can now purchase a single day Pandora One experience with our “Pandora One Day Pass” product.

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

Ticketfly

The Ticketfly service is a fully-integrated cloud ticketing platform for live events. Ticketfly's platform provides ticketing and marketing services for venues and event promoters across North America and makes it easy for fans to find and purchase tickets to events, and also gives artists a means to more effectively promote their events. Tickets are primarily sold through the Ticketfly platform but are also sold through other channels, such as venue box offices.

Our Technologies

Pandora

At the core of our service is our set of proprietary personalization technologies, including the Music Genome Project and our playlist generating algorithms. When a listener enters a single song, artist or genre to start a station, the Pandora service instantly generates a station that plays music or comedy we think that listener will enjoy. Based on listener reactions to the songs or comedy tracks we stream, we further tailor the station to match the listener's preferences in real-time.

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

Comedy Genome Project

Our Comedy Genome Project leverages similar technology to that underlying the Music Genome Project, allowing a listener to choose a favorite comedian or a genre as a seed to start a station and then give feedback to personalize that station. Our comedy collection includes content from more than 2,500 comedians with more than 35,000 tracks.

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

Pandora User Experience. We have invested in ways to enable us to reach our audience anytime, anywhere that they enjoy radio. To this end, we have developed a number of innovative approaches, including our autocomplete station creation feature, which predicts and generates a list of the most likely musical starting points as a listener begins to enter a favorite station, song or artist.

 Pandora Mobile Streaming. We have designed a sophisticated system for streaming content to mobile devices. This system involves a combination of music coding programs that are optimized for mobile devices as well as algorithms designed to address the intricacies of reliable delivery over diverse mobile network technologies. For example, these algorithms are designed to maintain a continuous stream to a listener even in circumstances where the mobile data network may be unreliable.

Pandora Automotive Protocol. We have developed an automotive protocol to facilitate increased availability of the Pandora service in automobiles. Through the automotive protocol, certain automobile manufacturers, their suppliers and makers of aftermarket audio systems can easily connect dash-mounted interface elements to the Pandora app running on a smartphone. This allows us to deliver the Pandora service to listeners via their existing smartphone, while leveraging the automobile itself for application command, display and control functionalities.

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

Next Big Sound ("NBS")

NBS Platform. On July 1, 2015, we completed the acquisition of NBS. NBS is the leading provider of online music analytics and insights tracking hundreds of thousands of artists around the world. NBS was founded in 2009 and tracks social, streaming, and video data in one centralized platform. Sources range from Facebook and Twitter to Wikipedia, YouTube, Vevo, and many others. The NBS platform complements Pandora's Artist Marketing Platform ("Pandora AMP") and expands the suite of data-driven products that Pandora offers music makers.

Ticketfly

Fully-integrated Cloud Ticketing Platform. Ticketfly has developed a fully-integrated cloud ticketing platform for live events. The ticketing and marketing software powers the event lifecycle for venues and event promoters, including the booking of acts, the building and marketing of events and fan customer relationship management after the event.

Distribution and Partnerships

Pandora

A key element of our strategy is to make the Pandora service available everywhere that there is internet connectivity. To this end, we make the Pandora service available through a variety of distribution channels. In addition to streaming our service to computers, we have developed Pandora mobile device applications or “apps” for smartphones such as iPhone, phones running the Android operating system, the Windows Phone and for tablets, including the iPad and tablets running the Android operating system. We distribute those mobile apps free to listeners via app stores.

Pandora is now integrated with more than 1,700 connected devices, including automobiles, automotive aftermarket devices and consumer electronic devices. Currently, most automobile integrations rely on smartphones for internet connectivity, which has enabled Pandora to be available in the ten best-selling passenger vehicles in the United States. Some automobiles are now using embedded, built-in internet connectivity to power the Pandora experience. These native integrations, whether using embedded or phone-based connectivity, allow drivers to control the service via in-dash entertainment systems. As part of this ongoing effort to extend our reach in the car, we also built support for Android Auto and Apple CarPlay into our mobile applications in 2015. While these platforms are still nascent, we expect these platforms will develop and grow significantly and help broaden our reach and provide consumers with additional flexibility for accessing Pandora in the car. As of December 31, 2015, more than 15.5 million unique users have activated Pandora through a native integration in 26 major automobile brands and 8 automotive aftermarket manufacturers. We view the integration of the Pandora service into automobiles as key area of potential growth for the service, as a large portion of terrestrial radio listening occurs in automobiles.

Ticketfly

The Ticketfly services are available through multiple distribution channels, including the Ticketfly website, the websites of its venue and promoter clients, venue box offices and the Ticketfly website optimized for mobile devices. Tickets for events are delivered to fans through a variety of delivery methods, including mail, will call, print at home and mobile tickets, which are delivered electronically and presented by fans on their smartphones upon arrival to the venues.

Ticketfly contracts with clients to sell tickets for events to fans over a set period of time, which generally ranges from three to five years. Ticketfly does not set ticket prices or seating configurations for events, as this information is determined by the venue and/or promoter. Ticketfly generally is paid a fee per ticket sold, which usually increases as the face value of the ticket increases, or a percentage of the total ticket service charges. Ticketfly usually receives funds for the ticket sales and related service charges at the time the ticket is sold and periodically remits these receipts to the venue or promoter after deducting Ticketfly's portion of the fee. Venues also sell tickets through the box office at the venue using the Ticketfly technology. Ticketfly does not usually earn a fee on these box office ticket sales.

Pandora Advertising Revenue

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

Our advertising strategy focuses on developing our core suite of audio, display and video advertising products and marketing these products to advertisers for delivery across computer and mobile and other connected device platforms. Our advertising products allow both local and national advertisers to target and connect with listeners based on attributes including age, gender, zip code and content preferences using multi-platform ad campaigns to target their advertising messages to listeners anytime and anywhere. As listenership on our mobile platforms has grown more rapidly than on our other platforms, we have sought to improve our mobile advertising products to better enable us to market multi-platform advertising solutions. In the eleven months ended December 31, 2013 and the twelve months ended December 31, 2014 and 2015, advertising revenue accounted for approximately 82%, 80% and 80% of our total revenue, respectively, and we expect that advertising will comprise a substantial majority of revenue for the foreseeable future.

Pandora Audio Advertising. Our audio advertising products allow custom audio messages to be delivered between songs during short ad interludes. Audio ads are available across all of our delivery platforms. On supported platforms, the audio ads can be accompanied by display ads to further enhance advertisers' messages.

Pandora Display Advertising. Our display advertising products offer opportunities to maximize exposure to our listeners through our desktop and mobile service graphical interfaces, which are divided between our tuner containing our player and "now playing" information, and the information space surrounding our tuner. Our display ads include industry-standard banner ads of various sizes and placements depending on platform and listener interaction.

Pandora Video Advertising. Our video advertising products allow delivery of rich branded messages to further engage listeners through in-banner click-initiated videos, videos that automatically play when a listener changes stations or skips a song and opt-in videos that pause the music and cover the tuner, some of which allow users to listen to music without interruption for a period of time after watching the video.

Pandora Native Advertising. Our audio, display and video advertising products can be designed and modified by us and advertisers to tailor advertising campaigns to fit specific advertiser needs. Our advertisers can create custom "branded" stations from our music library that can be accessed by our listeners, as well as engage listeners by allowing them to personalize the branded stations through listener-controlled variables. In addition to branded stations, we offer advertisers our sponsored listening product, in which advertisers sponsor ad-free listening for consumers in exchange for the consumer’s active brand interaction, such as watching a video advertisement, interacting with rich media or visiting the advertiser's landing page.

Pandora Audience Targeting. Our audio, display, video and native advertising products have access to a set of over 500 targeting segments across all of our platforms, ranging from Pandora’s unique proprietary targeting segments to second and third party enabled segments. Examples include Pandora’s inferred Spanish Speakers and Political Preference proprietary segments, direct customer CRM upload and Datalogix and Neustar third-party segments.

Additionally, advertisers can also benefit from our proprietary ad targeting capabilities. Our proprietary targeting segments leverage listener-submitted profile information, enabling advertisers to precisely reach sought-after consumers across the web and connected devices without needing third-party cookies.

In 2013, we integrated Pandora's advertising inventory into the leading radio media buying platforms, Mediaocean and STRATA, and we are continuing to enhance the ability of radio advertisers to purchase media on these platforms, which incorporate Triton measurements of our radio audience reach side-by-side with terrestrial radio metrics.

In January 2014, we introduced in-car advertising solutions, offering advertisers the opportunity to reach in-car audiences through audio ads running on vehicle models and aftermarket automotive devices with native Pandora automotive integrations.

In addition, we have invested in building a local advertising sales force in major radio markets. As of December 31, 2015, Pandora has 154 local sellers in 39 markets in the United States and we intend to continue investing to extend our local market presence for the foreseeable future.

We have introduced a programmatic advertising buying solution into the market primarily for national digital display and remnant performance advertising inventory. We intend to continue invest in our programmatic advertising buying solution in the future.

Our integration into standard radio media-buying processes and measurement, our in-car advertising solutions and our local advertising sales force are key elements of our strategy to expand our penetration of the radio advertising market. Our success in executing this strategy is subject to numerous risks and uncertainties, including those described in “Risk Factors.”

Pandora Subscription and Other Revenue

Subscription and other revenue is generated primarily through the sale of Pandora One, a premium daily, monthly or annual paid version of the Pandora service, which currently includes advertisement-free access and higher audio quality on supported devices. Pandora One is primarily available for purchase through major app stores and through the Pandora website. For the eleven months ended December 31, 2013 and the twelve months ended December 31, 2014 and 2015, subscription and other revenue accounted for 18%, 20% and 19% of our total revenue, respectively.

Ticketing Service Revenue

Ticketing service revenue is generated primarily from service and merchant processing fees generated on ticket sales through the Ticketfly platform. Ticketfly sells tickets to fans for events on behalf of clients and charges a fee per ticket, which generally increases as the face value of the ticket increases, or a percentage of the total convenience charge and order processing fee, for its services at the time the ticket for an event is sold. Ticketing service revenue is recorded net of the face value of the ticket at the time of the sale, as Ticketfly generally acts as the agent in these transactions. Ticketing service revenue is included in our consolidated operating results from October 31, 2015, when we acquired Ticketfly, and accounted for approximately 1% of our total revenue.

Pandora Content, Copyrights and Royalties

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

Sound Recordings

The number of sound recordings we stream to users of the Pandora service, as generally reflected by our listener hours, drives the vast majority of our content acquisition costs. We obtain performance rights licenses and pay performance rights royalties for the benefit of the copyright owners of such sound recordings and the recording artists, both featured and non-featured, on such recordings, mainly pursuant to the Digital Performance Right in Sound Recordings Act of 1995 (the "DPRA") and the Digital Millennium Copyright Act of 1998 (the "DMCA"). Under federal statutory licenses created by the DPRA and the DMCA, we are permitted to stream any lawfully released sound recordings and to make reproductions of these recordings on our computer servers, without having to separately negotiate and obtain direct licenses with each individual sound recording copyright owner. These statutory licenses are granted to us on the condition that we operate in compliance with the rules of the statutory licenses and pay the applicable royalty rates to SoundExchange, the non-profit organization designated by the Copyright Royalty Board (the “CRB”), a tribunal established within the U.S. Library of Congress, to collect and distribute royalties under these statutory licenses.

The rates we pay pursuant to the federal statutory licenses can be established by either negotiation or through a rate proceeding conducted by the CRB. In 2009, certain webcasters reached a settlement agreement with SoundExchange establishing alternative rates and rate structures to those eventually established by the CRB for services not qualifying for the settlement rates. This settlement agreement is commonly known as the "Pureplay Settlement" and it established rates at the greater of the per-performance royalty rate or 25% of revenue applied through the end of 2015. We have elected since 2009 to avail ourselves of the Pureplay Settlement. On December 16, 2015, the CRB announced the new per performance rates that apply for commercial webcasters for calendar years 2016 through 2020 (the “Web IV Proceedings”). Effective January 1, 2016,

the royalties we pay are set by the Web IV Proceedings. The rates and terms for the 2016 period represent an approximate 15% increase over Pandora’s 2015 effective per-performance royalty rate based on Pandora’s projected blended rate for subscription and non-subscription performances in 2016. Unlike the royalty structure applicable prior to 2016, the Web IV rates do not include an alternate calculation based on percentage of revenue, but instead are solely based on per-performance rates. The rates for the calendar years 2017 through 2020 will be adjusted by the CRB to reflect the increases or decreases, if any, in the Consumer Price Index, applicable to that rate year.

The royalties we pay to SoundExchange for the streaming of sound recordings are calculated using a per-performance rate and are subject to audit. The table below sets forth the per-performance rates for the calendar year 2015 and 2016 as applicable to (i) our non-subscription, ad-supported service and (ii) our subscription service:

Per-performance Rate	Non-subscription	Subscription	Blended*
"Web IV Rate" Decision for 2016	$0.00170	$0.00220	$0.00176
“Pureplay Rate” for 2015**	$0.00140	$0.00250	$0.00153
*Pandora’s projected blended rate for 2016. **In 2015, the “Web III” rate set by the CRB, which Pandora opted out of via the Pureplay Settlement, was $0.0023.

As reflected in the table above, we pay per-performance rates for streaming of sound recordings via our Pandora One subscription service that are higher than the per-performance rates for our non-subscription, ad-supported service. As a result, we may incur higher royalty expenses to SoundExchange for a listener that subscribes to Pandora One as compared to a listener that uses our non-subscription, ad-supported service, even if both listeners listen to the same number of performances.

In addition to our federal statutory licenses for sound recording rights under the DPRA and DMCA, Pandora has direct licenses with certain labels and PROs for such rights. In August 2014, we announced an agreement to partner with Music and Entertainment Rights Licensing Independent Network ("Merlin"), the global rights agency for the independent label sector. This partnership is designed to help independent labels and artists increase the audiences they reach. Participating labels, and the artists they represent, can also take advantage of the marketing capabilities of our connected platform by obtaining direct access to our metadata to help make data-driven business decisions.

Musical Works

Our content costs also include the royalties we pay for the public performance of musical works embodied in the sound recordings that we stream. Copyright owners of musical works, typically, songwriters and music publishers, have traditionally relied on PROs to negotiate so-called "blanket" licenses with copyright users, collect royalties under such licenses, and distribute them to copyright owners. We have obtained public performance licenses from, and pay license fees to, the three major PROs in the United States: the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”) and SESAC, Inc. (“SESAC”).

ASCAP and BMI each are governed by a consent decree with the United States Department of Justice. The rates that we paid ASCAP and BMI were historically established by either negotiation or through a rate court proceeding conducted by the United States District Court for the Southern District of New York. We elected to terminate our prior agreements with ASCAP as of December 31, 2010 and with BMI as of December 31, 2012 because, among other things, we believed that the royalty rates sought by ASCAP and BMI were in excess of rates paid by our largest radio competitors: broadcast radio stations and satellite radio. Notwithstanding our termination of these agreements, the musical works administered by each of ASCAP and BMI continued to be licensed to us pursuant to the provisions of their respective consent decrees. From 2012 to 2014, we were engaged in rate court proceedings with ASCAP to determine reasonable license fees and terms for the ASCAP consent decree license applicable to the period January 1, 2011 through December 31, 2015. A trial to determine the royalty rates we pay to ASCAP concluded in February 2014 and the court issued its opinion establishing final fees in March 2014. Similarly, from 2013 to 2015 we were engaged in rate court proceedings with BMI to determine reasonable license fees and terms for the BMI consent decree license applicable to the period January 1, 2013 through December 31, 2016. The BMI rate court proceeding concluded on March 13, 2015, and in May 2015, the court issued its opinion establishing final fees. In December, 2015, we entered into publishing agreements with ASCAP and BMI covering the period from January 1, 2016 through December 31, 2018. The new agreement with BMI supersedes the last year of the term of the prior BMI agreement, and in connection with the signing of the new BMI agreement, we agreed to withdraw our appeal of the May 2015 order in the BMI rate court proceeding.

We currently operate under an agreement with SESAC, which automatically renews yearly, but is subject to termination by either party in accordance with its terms at the end of each yearly term. The SESAC rate is subject to small annual increases.

In addition to our license agreements with the PROs, in some cases, we enter into agreements directly with music publishers. Music publishers own or administer copyrights in musical works and license those copyrights to third parties that use music, such as record labels, filmmakers, television and radio stations. Publishers also collect license fees from these third parties and distribute the fees to the writers or composers of the musical works. Between 2012 and 2014, certain publishers purported to partially withdraw portions of their repertoires from each of ASCAP and BMI with the intent that each performing rights organization would be unable to license the withdrawn musical works to new media licensees such as Pandora. Despite our position that these attempted partial withdrawals violate the ASCAP and BMI consent decrees, we entered into agreements with three publishers directly licensing us the right to perform musical compositions under their control.

In November and December 2015, we entered into licenses with several music publishing companies, ASCAP and BMI that grant us the rights to publicly perform musical compositions under their control during the period from January 1, 2016 through December 31, 2018. The majority of the licenses are structured so that each publisher or PRO receives a pro rata share of 20% of the royalties paid by us for sound recordings, with the pro rata share paid to each publisher or PRO being determined based on our usage of its works. These license agreements are structured differently from previous publisher and PRO licenses, which have traditionally been based on a percentage of a service’s revenue or a flat fee.

RMLC

In June 2013, we entered into an agreement to purchase the assets of KXMZ-FM and in June 2015 the Federal Communications Commission ("FCC") approved the transfer of the FCC licenses and the acquisition was completed. The agreement to purchase the assets of KXMZ allowed us to qualify for the RMLC royalty rate of 1.7% of revenue for a license to the ASCAP and BMI repertoires, before certain deductions, beginning in June 2013. As a result, we recorded cost of revenue - content acquisition costs at the RMLC royalty rate starting in June 2013, rather than the rate that was set in rate court proceedings.

In September 2015, despite confidence in our legal position that we were entitled to the RMLC royalty rate starting in June 2013 and as part of our strategy to strengthen our partnership with the music industry, we decided to forgo the application of the RMLC royalty rate from June 2013 through September 2015. As a result, cost of revenue - content acquisition costs increased by $28.2 million in the twelve months ended December 31, 2015, of which $23.9 million was related to a one-time cumulative charge to cost of revenue - content acquisition costs related to spins played from June 2013 through September 30, 2015 in order to align the cumulative cost of revenue - content acquisition costs to the amounts previously paid at the rates that were set in the rate court proceedings in March 2014 for ASCAP and May 2015 for BMI. We recorded cost of revenue - content acquisition costs for the performing rights organizations at the rates established by the rate courts for the three months ended December 31, 2015, and we intend to record such costs at the rates established by direct licensing agreements, including BMI and ASCAP, among others, beginning in 2016.

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

Sales and Marketing

Pandora

We organize our Pandora sales force into multiple geographically-based teams that are each focused on selling advertising across our computer, mobile and other connected device platforms. Teams are located in our Oakland, California headquarters, in regional sales offices in Atlanta, Chicago, Dallas, Detroit, New York and Santa Monica and local sales offices throughout the United States, in Sydney, Australia and in Auckland, New Zealand.

Our marketing team is charged with amplifying Pandora's brand message to grow awareness and drive listener hours. We organize the marketing team into three groups focused on communications, marketing analytics and brand marketing. While we have historically relied on the success of viral marketing to expand consumer awareness of our service, beginning in 2014 and continuing in 2015, we launched marketing campaigns to increase consumer awareness and expand our listener base. We anticipate that we will continue to utilize these types of marketing campaigns in the future.

Ticketfly

The Ticketfly sales force is organized into various teams based on vertical, such as client type, and is focused on obtaining contracts with clients to sell tickets on the Ticketfly platform. Teams are located in the Ticketfly headquarters in San Francisco, California and in local sales offices throughout the United States and in Canada.

Artist Relations

Pandora Artist Marketing Platform

In October 2014, we launched Pandora AMP, a free online service that gives artists and their managers a detailed view of their audience on our service. Pandora AMP provides data and insights to the more than 350,000 artists played on our service. Derived from tens of billions of hours of personalized listening, Pandora AMP is designed to help artists with many critical decisions such as tour routing, single selection, set lists, audience targeting and more.

NBS combines music consumption data into one centralized platform and will complement the Pandora AMP service. The NBS platform, which includes data from Facebook, Twitter and YouTube, combined with Pandora's data on music preferences, patterns and trends reflecting insights from its 81.1 million active users, will allow Pandora AMP to deliver detailed analytics to the music industry.

Pandora Music Makers Group.

In October 2014, to consolidate all of our music industry initiatives into a single product suite, and to help drive connections with fans across all channels at Pandora, we brought the teams across the business that work most directly with the music industry together into a single group known as the Music Makers Group. Our vision is to ensure artists can promote and market their music to fans, drive engagement with experiences from live events to original content and audio messages to fans and understand all of the benefits of these interactions via our analytics tools.

Competition

Pandora

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

Many of our current and potential future competitors enjoy competitive advantages, such as greater name recognition, legacy operating histories and larger marketing budgets, as well as greater financial, technical and other resources. We compete with many forms of media for the time and attention of our listeners, such as Facebook, Twitter, Netflix, Pinterest and Instagram. Our direct competitors, however, include iHeartRadio, LastFM and other companies in the traditional broadcast and internet radio market. We also directly compete with the non-interactive, internet radio offerings from providers such as Spotify, Apple Music, Google Play Music and Slacker.

We compete for listeners with broadcast radio providers, including terrestrial radio providers. Many broadcast radio companies own large numbers of radio stations or other media properties. Many terrestrial radio stations have begun broadcasting digital signals, which provide high quality audio transmission. Broadcast and satellite radio companies generally enjoy larger established audiences and a significant cost advantage because they pay a much lower percentage of revenue for transmissions of sound recordings. Broadcast radio companies pay no royalties for the radio broadcast of sound recordings, and satellite radio companies paid only 10% of revenue in 2015 and will pay only 10.5% of revenue in 2016 for its satellite transmissions of sound recordings. By contrast, Pandora incurred content acquisition costs representing 46% of revenue for our internet transmissions of sound recordings during the twelve months ended December 31, 2015.

We also face competition for listeners and listener hours from interactive music streaming services such as Spotify, Apple Music, YouTube, Google Play Music, Amazon Prime, Rhapsody, and Deezer. These services offer consumers the ability to choose the songs and artists they want to hear, create customized playlists and download music for play offline - functionality that our service does not provide.

This interactive on-demand content is accessible in automobiles and homes, using portable players, mobile phones and other wireless and consumer electronic devices. The audio entertainment marketplace continues to rapidly evolve, providing our listeners with a growing number of alternatives and new media platforms.

At a macro level, we compete for the time and attention of our listeners with providers of other forms of in-home and mobile entertainment. To the extent existing or potential listeners choose to watch cable television, stream video from on-demand services or play interactive video games on their home-entertainment system, computer or mobile phone rather than listen to the Pandora service, these content services pose a competitive threat.

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

The market for online advertising has become increasingly competitive, yet advertisers are allocating increasing amounts of their overall marketing budgets to online advertising. We compete for online advertisers with other internet companies, including major internet portals, search engine companies and social media sites. Large internet companies with greater brand recognition have significant numbers of direct sales personnel, more advanced programmatic advertising capabilities and substantial proprietary advertising inventory and web traffic that provide a significant competitive advantage and have a significant impact on pricing for internet advertising and web traffic.

Terrestrial broadcast, and to a lesser extent satellite radio, are significant sources of competition for advertising dollars. These radio providers deliver ads across a more familiar platform than the internet may be to traditional advertisers.

We also compete for advertising dollars with other traditional media companies in television and print. These traditional outlets present us with a number of competitive challenges in attracting advertisers, including large established audiences, longer operating histories, greater brand recognition and a growing presence on the internet.

Ticketfly

Competition for Clients

We compete with other online live events technology and primary ticketing companies for contracts with promoters and venues. We compete on the basis of a number of factors, including our ability to sell tickets and provide enhanced fan experiences. Our ticketing platform also offers website, email, social marketing, booking, analytics, fan CRM and other tools for our clients. Cloud technology has made it easier for other technology-based companies to offer primary ticketing services and standalone, automated ticketing systems that enable venues to perform their own ticketing services or utilize self-ticketing systems. We also experience competition from other national, regional and local primary ticketing service providers to secure contracts with new promoters and venues. Our main competitors for clients include primary ticketing companies such as Live Nation Entertainment's Ticketmaster division, Tickets.com, AXS and Paciolan and upstart providers such as Eventbrite and eTix.

Although we believe that our products and services currently compete favorably with respect to such factors, we cannot provide any assurance that we can maintain our competitive position against current and potential competitors, especially those with greater brand recognition, or financial, technical or other resources.

Competition for Fans

We compete with other live events technology and primary ticketing companies, as well as secondary ticketing companies for ticket sales to fans. We compete on the basis of a number of factors, including our ability to reach fans and provide enhanced fan experiences. The ticketing services industry includes the sale of tickets primarily through online channels, but also through telephone, mobile devices and ticket outlets. In the online environment, we compete with other websites, live events technology and ticketing companies to provide event information, sell tickets and provide other online services. We experience competition from other national, regional and local primary ticketing service providers to reach fans for events. Resale, or secondary, ticketing services have created more aggressive buying of primary tickets whereby brokers are using automated internet “bot” technology to attempt to bypass queues and buy tickets when they go on sale. Our main competitors for fans include primary ticketing companies such as Live Nation Entertainment's Ticketmaster division, Tickets.com, AXS and Paciolan, upstart providers such as Eventbrite and eTix and secondary ticketing companies such as StubHub.

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

Intellectual Property

Our success depends in part upon our ability to protect our technologies and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including trade secrets, patents, copyrights, trademarks, contractual restrictions, technological measures and other methods. We enter into confidentiality and proprietary rights agreements with our employees, consultants and business partners, and we control access to and distribution of our technology and proprietary information.

We have filed and acquired dozens of active patent applications and issued patents across the world, and we continue to pursue additional patent protection, both in the United States and abroad where appropriate and cost effective. In December 2014, we purchased certain patents covering technologies used in internet radio from Allied Security Trust. In June 2013, we purchased certain patents covering technologies used in internet radio from Yahoo! Inc. for $8.0 million in cash. We intend to hold these patents purchased from Allied Security Trust and Yahoo! Inc. as part of our strategy to protect and defend Pandora in patent-related litigation. We also acquire patents and patent applications from time to time as part of other transactions, including our recent acquisition of assets from Rdio, Inc. in December 2015.

Our registered trademarks in the United States include "Pandora," the "Music Genome Project," and "Ticketfly," in addition to a number of Pandora logos and other Pandora marks. "Pandora" is also registered in Australia, Canada, Chile, the European Union, India, Israel, Korea, Mexico, New Zealand, Switzerland, Taiwan and other countries. "Music Genome Project" is also registered in Australia, Canada, China and New Zealand. We have pending trademark applications in the United

States and other countries for Pandora names and marks.

We are the registrant of the internet domain names for our websites, pandora.com and ticketfly.com, as well as pandora.eu, pandora.fm, pandora.co.in, pandora.co.uk, pandora.uk, pandora.co.nz, pandora.de, pandora.tw, pandora.rocks, and others related to our current and potential businesses.

In addition to the forms of intellectual property listed above, we own rights to proprietary processes and trade secrets, including those underlying the Pandora service. We use contractual, policy and technological means to generally control access to, use and distribution of our proprietary software, trade secrets and other confidential information, both internally and externally, including contractual protections with employees, contractors, customers and partners.

Customer Concentration

For each of the eleven months ended December 31, 2013 and the twelve months ended December 31, 2014 and 2015, we had no customers that accounted for 10% or more of total revenue.

Employees

As of December 31, 2015, we had 2,219 employees. None of our employees are covered by collective bargaining agreements, and we consider our relations with our employees to be good.

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

We changed our fiscal year to the calendar twelve months ending December 31, effective beginning with the period ended on December 31, 2013. As a result, the period ended December 31, 2013 was shortened from twelve months to an eleven-month transition period.

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

Investors and others should note that we announce material financial information to our investors using our Investor Relations website, SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media to communicate with the public about the Company, our services and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in the Company to review the information we post on the social media channels listed on our Investor Relations website.

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

Our content costs, in part, are comprised of the royalties we pay for the public performance of musical works embodied in the sound recordings that we stream. As described in “Business—Content, Copyrights and Royalties—Musical Works”, to secure the rights to publicly perform musical works embodied in sound recordings over the internet, we obtain licenses from or for the benefit of copyright owners and pay royalties to copyright owners or their agents. There is no guarantee that the licenses available to us now will continue to be available in the future or that such licenses will be available at the royalty rates associated with the current licenses. If we are unable to secure and maintain rights to publicly perform musical works or if we cannot do so on terms that are acceptable to us, our ability to perform music content to our listeners, and consequently our ability to attract and retain both listeners and advertisers, will be adversely affected. For the twelve months ended December 31, 2015, we incurred content acquisition costs for the public performance of musical works representing 6.7% of our total revenue for that period.

As described in “Business—Content, Copyrights and Royalties—Musical Works”, in December 2015, we entered into new, multi-year direct licenses with ASCAP, BMI and other music publishers which took effect on January 1, 2016 and expire on December 31, 2018. There is no guarantee that, upon the expiration or earlier termination of these licenses, renewals or equivalent licenses will be available at acceptable royalty rates in the future or that we will be able to obtain licenses to cover new products or new features we may wish to add to our products. If we are not able to agree to terms with ASCAP or BMI on new licenses when our current licenses expire or are terminated, either we or ASCAP or BMI, as the case may be, may petition the respective U.S. District Court having supervisory authority over ASCAP or BMI to set the terms of the new license. Any new rate court proceedings may be protracted, expensive and uncertain in outcome. In the event that any new rate court proceedings are resolved adversely to us, our content acquisition costs could increase significantly, which would materially and adversely affect our operating results.

We do not currently pay so-called “mechanical royalties” to music publishers for the reproduction and distribution of musical works embodied in server copies or transitory copies used to make streams audible to our listeners. Although not currently a matter of dispute, if music publishers were to retreat from the publicly stated position of their trade association that non-interactive streaming does not require the payment of mechanical royalties, and a court entered final judgment requiring that payment, our royalty obligations could increase significantly, which would increase our operating expenses and harm our business and financial conditions. While we would vigorously challenge such mechanical royalties as not required by law, our challenge may be unsuccessful and would in any case involve commitment of substantial time and resources.

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

Changes in third-party licenses for the right to publicly perform musical works may reduce the number of sound recordings available to stream on our service or materially increase our content acquisition costs.

The number of works administered by ASCAP, BMI and other performing rights organizations (“PROs”) may fluctuate over time and may be subject to the withdrawal of certain rights by individual PRO-affiliated music publishers for certain types of transmissions by certain types of services, such as Pandora, or the loss of repertory entirely in the event of a publisher’s complete withdrawal from any PRO. The decrease in the works licensed by the PROs may require more direct licensing by us with individual music publishers who could withhold the rights to all of the musical works which they own or administer.

If music publishers withdraw all or a portion of their catalogs from PROs, we may no longer be able to obtain licenses for such publisher’s withdrawn catalogs. Under these circumstances, we would either need to enter into direct licensing arrangements with such music publishers or remove those musical works from the service, including any sound recordings in which such musical works are embodied.

It is unclear what specific effect a publisher’s prospective complete withdrawal of rights from a PRO would have on us. If we are unable to reach an agreement with respect to the repertoire of any music publisher that successfully withdraws all or a portion of its catalog from a PRO, or if we are forced to enter into direct licensing agreements with such publishers at rates higher than those currently set by the PROs, or higher than those set by the respective U.S. District Court having supervisory authority over ASCAP or BMI, for the performance of musical works, or if there is uncertainty as to what rights are administered by any particular PRO or publisher, the number of sound recordings that we perform on our service may be reduced, our content acquisition costs may increase and our ability to retain and expand our listener base could be adversely affected, any of which could materially and adversely affect our business, financial condition and results of operations.

In addition, PROs and musical work copyright owners with whom we have entered into direct licenses have or may have the right to audit our royalty payments, and any such audit could result in disputes over whether we have paid the proper royalties. If such a dispute were to occur, we could be required to pay additional royalties and audit fees, and the amounts involved could materially and adversely affect our business, financial condition and results of operations. SoundExchange informed us in December 2013 that it intends to audit our payments for the years 2010, 2011, and 2012, but has not yet commenced these audits. We believe the statute of limitations has run on SoundExchange’s right to audit our payments for these years. In January 2016, SoundExchange informed us that it intends to audit our payments for the years 2013 and 2014. As of February 18, 2016, SoundExchange had not yet commenced these audits.

Our inability to obtain accurate and comprehensive information necessary to identify the ownership of musical works may impact our ability to obtain necessary licenses from the copyright holders, remove musical works or decrease the number of performances of a particular musical work, subjecting us to potential copyright infringement claims and difficulties in controlling content acquisition costs.

Comprehensive and accurate rightsholder information for the musical works underlying the sound recordings that we stream is not presently available to us. Without the ability to identify which composers, songwriters or publishers own or administer musical works, and an ability to determine which musical works correspond to specific sound recordings, it may be difficult to identify the appropriate rightsholders from which to obtain a license, which could lead to a reduction of sound recordings available to be streamed on our service, adversely impacting our ability to retain and expand our listener base. Such a lack of ownership data may also make it difficult to identify the sound recordings that we should remove from our service, which may subject us to significant liability for copyright infringement.

Our inability to enter into commercially viable direct licenses with record labels for the right to reproduce and publicly perform sound recordings on our service may delay or prevent our plans to expand our subscription offerings into multiple tiers, including an on-demand offering, and delay or prevent our international expansion.

Our largest expense is the royalties we pay for the reproduction and public performance of sound recordings that we stream on our service. As described in “Business-Content, Copyrights and Royalties-Sound Recordings” from the years 2009-2015 we operated under the Pureplay Settlement, which is an agreement with SoundExchange that provided the rates and terms of statutory licenses for the reproduction and public performance of sound recordings for commercial webcasters through the end of 2015.  On December 16, 2015, the Copyright Royalty Board announced the new per performance rates that apply for commercial webcasters for calendar years 2016 through 2020 (the “Web IV Proceedings”). We intend to expand our subscription offerings into multiple tiers, including an on-demand offering, and make our offerings available in new geographic areas. The statutory license, and the rates provided under the Web IV Proceedings, do not extend to cover these new product offerings or geographies outside of the United States and its territories, and, therefore, we must obtain direct licenses with record labels for the right to reproduce and publicly perform sound recordings for these offerings and new geographies. There is no guarantee that such licenses will be available to us on terms that are commercially viable for our long-term success and sustainability. If we are unable to secure and maintain these rights from the record labels or if we cannot do so on terms that are acceptable to us, our ability to launch new product offerings and to continue our international expansion efforts will be delayed and our content acquisition costs could materially increase.

We plan to operate our expanded subscription offerings under a compulsory license for “mechanical royalties” which could change or cease to exist, therefore hindering our ability to launch new product offerings.

We intend to expand our subscription offerings into multiple tiers, including an on-demand offering, and we expect that such offerings may require that we pay mechanical royalties to music publishers for the reproduction and distribution of musical works under the compulsory license made available by Section 115 of the Copyright Act. There can be no assurance that this compulsory license will remain available to us for use at the current rates, or at all.

The Copyright Royalty Board commenced a proceeding to set the rates for a compulsory license for mechanical royalties for calendar years 2018 to 2022 (the “115 Proceedings”) in 2016, and we have filed a petition to participate in the 115 Proceedings.  There can be no assurances that the rates established by the CRB for periods following 2018 will not exceed the rates currently in place.  If the CRB sets rates that exceed the rates that are currently in place, our content acquisition costs may significantly increase, which could materially harm our financial condition and hinder our ability to provide subscription offerings in multiple tiers, including an on-demand offering.

Assertions by third parties of violations under state law with respect to the public performance and reproduction of pre-1972 sound recordings could result in significant costs and substantially harm our business and operating results.

As described in “Business Content—Copyrights and Royalties—Sound Recordings”, sound recordings made on or after February 15, 1972 fall within the scope of federal copyright protection. Subject to our ongoing compliance with numerous federal statutory conditions and regulatory requirements for a non-interactive service, we are permitted to operate our radio service under a statutory license that allows the streaming in the U.S. of any such sound recording lawfully released to the public and permits us to make reproductions of such sound recordings on computer servers pursuant to a separate statutory license designed to facilitate the making of such transmissions.

By contrast, protection of sound recordings created prior to February 15, 1972 (“pre-1972 sound recordings”) remains governed by a patchwork of state statutory and common laws. Copyright owners of pre-1972 sound recordings have commenced litigation against us in New York, California, Illinois, and New Jersey alleging violations of state statutory and common laws arising from the reproduction and public performance of pre-1972 sound recordings. Despite settling one such suit with the major record labels in October 2015, we still face a number of class-action suits brought by various plaintiffs who seek, among other things, restitution, disgorgement of profits, and punitive damages as well as injunctive relief prohibiting further violation of those copyright owners’ alleged exclusive rights.

Litigation has been brought previously against Sirius XM Radio Inc. (“Sirius”) for similar claims by a number of different plaintiffs, and a federal district court and a state court in California recently ruled against Sirius for violating exclusive public performance rights in California. In addition, a federal district court in New York has found Sirius liable for similar claims in New York. Those same plaintiffs are amongst those that have initiated litigation against us, alleging similar violations of exclusive rights under California and New York law. If we are found liable for the violation of the exclusive rights of any pre-1972 sound recording copyright owners, then we could be subject to liability, the amount of which could be significant. Similarly, any settlements of the remaining litigation could require substantial payments. The settlement we did enter into only extends to the end of 2016. There is no assurance we will be able to enter into a new license with respect to the works covered under our settlement for periods after 2016 on reasonable terns, or at all. If we are required to obtain licenses from individual sound recording copyright owners for the reproduction and public performance of pre-1972 sound recordings, then the time, effort and cost of securing such licenses directly from all owners of sound recordings used on our service could be significant and could harm our business and operating results. If we are required to obtain licenses for pre-1972 sound recordings to avoid liability and are unable to secure such licenses, then we may have to remove pre-1972 sound recordings from our service, which could harm our ability to attract and retain users.

If we are unable to maintain revenue growth from our advertising products, particularly in mobile advertising, our results of operations will be materially adversely affected.

Our number of listener hours on mobile devices comprised approximately 85% of our total listener hours in 2015, and we expect that mobile listener hours will continue to grow more quickly than computer listener hours. The percentage of advertising spending allocated to digital advertising on mobile devices still lags behind that allocated to traditional online advertising. According to eMarketer, the percentage of U.S. advertising spending allocated to advertising on mobile devices was approximately 16% in 2015, compared to approximately 32% for all online advertising. We must therefore continue to convince advertisers of the capabilities of mobile digital advertising opportunities so that they migrate their advertising spend toward demographics and ad solutions that more effectively utilize mobile inventory.

We continue to build our sales capability to penetrate local advertising markets, which we view as a key challenge to monetizing our listener hours, including listener hours on mobile and other connected devices. Our audio advertising capability also places us in direct competition with terrestrial radio, as many advertisers that purchase audio ads focus their spending on terrestrial radio stations who traditionally have strong connections with local advertisers. We cannot foresee whether we will be able to continue to capture local and audio advertising revenue at the current rate of growth, which may have an adverse impact on future revenue and income.

We continue to work on initiatives that, if successfully implemented, would increase our number of listener hours on mobile and other connected devices, including efforts to expand the reach of our service by making it available on an increasing number of devices, such as smartphones and devices connected to or installed in automobiles. In order to effectively monetize such increased listener hours, we must, among other things, convince advertisers to migrate spending to nascent advertising markets, penetrate local advertising markets and develop compelling ad product solutions. We may not be able to effectively monetize inventory generated by listeners using mobile and connected devices, or do so in a timeframe that supports our business plans.

Advertising spending is increasingly being placed through new data-driven channels, such as the programmatic buying ecosystem, where mobile offerings are not as mature as their web-based equivalents. Because the substantial majority of our listener hours occur on mobile devices, our growth prospects and revenue may be adversely affected if the advertising ecosystem is slow to adopt data-driven mobile advertising offerings.

As new advertising buying technologies, such as programmatic buying, develop around data-driven technologies and advertising products, an increasing percentage of advertising spend is likely to shift to such channels and products. These data-driven advertising products and programmatic buying technologies allow publishers to use data to target advertising toward specific groups of consumers who are more likely to be interested in the advertising message delivered. These advertising products and programmatic technologies are currently more developed in terms of ad technology and industry adoption on the web than they are on mobile. Due to the fact that the substantial majority of our listener hours occur on mobile devices, our ability to attract advertising spend, and ultimately our ad revenue, may be adversely affected by this shift. We have no reliable way to predict how significantly or how quickly advertisers will shift buying to programmatic technologies and data-driven advertising products.

We have developed a data-driven, programmatic advertising capability for mobile in an effort to take advantage of this trend. However, we only released this capability to the market in the second quarter of 2015, and we have no reliable way to predict how significantly or how quickly advertisers will shift buying toward such data-driven ad products and programmatic channels on mobile. If advertising spend continues to be reallocated to web-based programmatic technologies and mobile programmatic adoption lags, our ability to grow revenue may be adversely affected.

Emerging industry trends in digital advertising measurement and pricing may pose challenges for our ability to forecast and optimize our advertising inventory which may adversely impact our advertising revenue.

The digital advertising marketplace is introducing new ways to measure and price advertising inventory. Specifically, the Media Ratings Council released the Viewable Ad Impression Measurement Guidelines in 2014 pursuant to which web display and web video advertising inventory will be transacted upon based on the number of “viewable” impressions delivered in connection with an applicable advertising campaign (instead of the number of ads served by the applicable ad server). The industry is in the early stages of this transition and we are still determining its potential impact on our inventory, operational resources, pricing, and revenue. In addition, the current measurement solutions are limited to web display and web video inventory and do not include mobile and audio inventory. Nonetheless, advertisers have been aggressively pushing to transact advertising purchases for audio advertising and mobile placement on a measured “viewable” basis. As these trends in the industry continue to evolve, our advertising revenue may be adversely affected by the availability, accuracy and utility of the available analytics and measurement technologies.

Our failure to convince advertisers of the benefits of our service in the future could harm our business.

For the twelve months ended December 31, 2015, we derived 80% of our revenue from the sale of advertising and expect to continue to derive a substantial majority of our revenue from the sale of advertising in the future. Our ability to attract and retain advertisers, and ultimately to sell our advertising inventory to generate advertising revenue, depends on a number of factors, including:

•increasing the number of listener hours, particularly within desired demographics;

•keeping pace with changes in technology and our competitors;

•competing effectively for advertising dollars from other online marketing and media companies;

•penetrating the market for local radio advertising;

•demonstrating the value of advertisements to reach targeted audiences across all of our delivery platforms, including the value of mobile digital advertising;

•continuing to develop and diversify our advertising platform, which currently includes delivery of display, audio and video advertising products through multiple delivery channels, including computers, mobile and other connected devices; and

•coping with ad blocking technologies that have been developed and are likely to continue to be developed that can block the display of our ads.

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

Selling ads, locally and nationally, requires that we demonstrate to advertisers that our service has substantial reach and usage. Third-party measurements may not reflect our true listening audience and their underlying methodologies are subject to change at any time. In addition, the methodologies we apply to measure the key metrics that we use to monitor and manage our business may differ from the methodologies used by third-party measurement service providers. For example, we calculate listener hours based on the total bytes served for each track that is requested and served from our servers, as measured by our internal analytics systems, whether or not a listener listens to the entire track. By contrast, certain third-party measurement service providers may calculate and report the number of listener hours using a client-based approach, which measures time elapsed during listening sessions. Measurement technologies for mobile and consumer electronic devices may be even less reliable in quantifying the reach, usage and location of our service, and it is not clear whether such technologies will integrate with our systems or uniformly and comprehensively reflect the reach, usage and location of our service. While we have been working with third-party measurement service providers and certain of their measurements have earned Media Ratings Council accreditation, some providers have not yet developed uniform measurement systems that comprehensively measure the reach, usage and location of our service. In order to demonstrate to potential advertisers the benefits of our service, we supplement third-party measurement data with our internal research, which may be perceived as less valuable than third-party numbers. If third-party measurement providers report lower metrics than we do, or if there is wide variance among reported metrics, our ability to attract advertisers to our service could be adversely affected.

The lack of accurate cross-platform measurements for internet radio and broadcast radio may adversely affect our ability to grow advertising revenue.

We have invested substantial resources to create accurate cross-platform measurements for internet radio and broadcast radio in the major automated media-buying platforms, attempting to create a one-stop shop that enables media buyers to compare internet radio audience reach with terrestrial radio audience reach using traditional broadcast radio metrics.

Media buying agencies receive measurement metrics from third parties, such as Triton for internet radio and Nielsen for more traditional media like terrestrial radio and television. Media buying agencies may choose not to show, or may be prohibited by contract from showing, internet radio metrics alongside traditional terrestrial metrics. Despite our efforts to achieve parity within the tools available to media buying agencies, a lack of comparable internet radio metrics in these buying tools could have a materially negative effect on our ability to sell advertising on our service and achieve our revenue goals.

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

In order to deliver music everywhere our listeners want to hear it, our service must be compatible with mobile, consumer electronic, automobile and website technologies. Our service is accessible in part through both Pandora-developed and third-party developed apps that hardware manufacturers embed in, and distribute through, their devices. Most of our agreements with makers of mobile operating systems and devices through which our service may be accessed, including Apple, Google and Microsoft, are short-term or can be canceled at any time with little or no prior notice or penalty. The loss of these agreements, or the renegotiation of these agreements on less favorable economic or other terms, could limit the reach of our service and its attractiveness to advertisers. Some of these mobile device makers and operating system providers, including Apple, Amazon, Samsung and Google, are now, or may in the future become, competitors of ours, and could stop allowing or supporting access to our service through their products for competitive reasons.

Connected devices and their underlying technologies are constantly evolving. As internet connectivity of automobiles, mobile devices and other consumer electronic products expands and as new internet-connected products are introduced, we must constantly adapt our technology. It is challenging to keep pace with the continual release of new devices and technological advances in digital media delivery. If manufacturers fail to make products that are interoperable with our technology or we fail to adapt our technology to their evolving requirements, our ability to grow or sustain the reach of our service, increase listener hours and sell advertising could be adversely affected.

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

•successfully expanding our share of listening in cars;

•continuing to build and maintain availability of catalogs of music and comedy and other content that our listeners enjoy;

•continuing to innovate and keep pace with changes in technology and our competitors;

•	maintaining and building our relationships with makers of consumer products such as mobile devices and other consumer electronic products to make our service available through their products;

•maintaining positive listener perception of our service while managing ad-load to optimize inventory utilization; and

•minimizing listener churn and attracting lapsed listeners back to the service.

In addition, we have historically relied heavily on the success of viral marketing to expand consumer awareness of our service. We recently began supplementing our viral marketing strategy with larger, more costly marketing campaigns, and this increase in marketing expenses could fail to achieve expected returns and therefore have an adverse effect on our results of operations. We cannot guarantee that we will be successful in maintaining or expanding our listener base and failure to do so would materially and adversely affect our business, operating results and financial condition.

Further, although we use our number of active users as a key indicator of our brand awareness and the growth of our business, the number of active users exceeds the number of unique individuals who register for, or actively use, our service. We define active users as the number of distinct users that have requested audio from our servers within the trailing 30 days from the end of each calendar month. To establish an account, a person does not need to provide personally unique information. For this reason, a person may have multiple accounts. If the number of actual listeners does not result in an increase in listener hours, then our business may not grow as quickly as we expect, which may harm our business, operating results and financial condition.

If we fail to accurately predict and play music, comedy or other content that our listeners enjoy, we may fail to retain existing and attract new listeners.

We believe that a key differentiating factor between the Pandora service and other music content providers is our ability to predict music that our listeners will enjoy. Our personalized playlist generating system, based on the Music Genome Project and our proprietary algorithms, is designed to enable us to predict listener music preferences and select music content tailored to our listeners’ individual music tastes. We have invested, and will continue to invest, significant resources in refining these technologies; however, we cannot guarantee that such investments will produce the intended results. The effectiveness of our personalized playlist generating system depends in part on our ability to gather and effectively analyze large amounts of listener data and listener feedback and we have no assurance that we will continue to be successful in enticing listeners to give a thumbs-up or thumbs-down to enough songs for our database to effectively predict and select new and existing songs. In addition, our ability to offer listeners songs that they have not previously heard and impart a sense of discovery depends on our ability to acquire and appropriately categorize additional tracks that will appeal to our listeners’ diverse and changing tastes. While we have over 1,000,000 analyzed songs in our library, we must continuously identify and analyze additional tracks that our listeners will enjoy and we may not effectively do so. Further, many of our competitors currently have larger catalogs than we offer and they may be more effective in providing their listeners with a more appealing listener experience.

We also provide comedy content on Pandora, and for that content we also try to predict what our listeners will enjoy, using technology similar to the technology that we use to generate personalized playlists for music. The risks that apply to predicting our listeners’ musical tastes apply to comedy and other content to an even greater extent, particularly as we lack experience with content other than music, do not yet have as large a data set on listener preferences for comedy and other content, and have a much smaller catalog as compared to music. Our ability to predict and select music, comedy and other content that our listeners enjoy is critical to the perceived value of our service among listeners and failure to make accurate predictions would adversely affect our ability to attract and retain listeners, increase listener hours and sell advertising.

We face, and will continue to face, competition with other content providers for listener hours and advertising spending.

We compete for the time and attention of our listeners with other content providers on the basis of a number of factors, including quality of experience, relevance, acceptance and perception of content quality, ease of use, price, accessibility, perception of ad load, brand awareness and reputation. Such competition affects the amount of quality advertising inventory available which we can offer to advertisers.

Many of our competitors may leverage their existing infrastructure, brand recognition and content collections to augment their services by offering competing internet radio features within a more comprehensive digital music streaming service. We face increasing competition for listeners from a growing variety of music services that deliver music content through mobile phones and other wireless devices. Our direct competitors in the internet radio segment include iHeart Radio, iTunes Radio, Beats 1 Radio, LastFM and other companies in the traditional broadcast and internet radio market. We also directly compete with the non-interactive, Internet radio offerings provided by digital music streaming services such as Spotify, Google Play Music and Slacker, and we compete more broadly with the interactive music services offered by these companies and others, such as Apple Music, YouTube and Amazon Prime Music.

Our competitors also include terrestrial radio and satellite radio services, many of which also broadcast on the internet. Terrestrial radio providers offer their content for free, are well established and accessible to listeners and offer content, such as news, sports, traffic, weather and talk that we currently do not offer. In addition, many terrestrial radio stations have begun broadcasting digital signals, which provide high-quality audio transmission. Satellite radio providers may offer extensive and oftentimes exclusive news, comedy, sports and talk content, national signal coverage and long-established automobile integration. In addition, terrestrial radio pays no royalties for its use of sound recordings and satellite radio pays a much lower percentage of revenue, 10% in 2015 and 10.5% in 2016, than internet radio providers for use of sound recordings, giving broadcast and satellite radio companies a significant cost advantage. We also compete directly with other emerging non-interactive internet radio providers, which may offer more extensive content libraries than we offer and some of which may be accessed internationally.

We compete for the time and attention of our listeners with providers of other forms of in-home and mobile entertainment. To the extent existing or potential listeners choose to watch cable television, stream video from on-demand services or play interactive video games on their home-entertainment system, computer or mobile phone rather than listen to the Pandora service, these content services pose a competitive threat. We also compete with many other forms of media and services for the time and attention of our listeners, including non-music competitors such as Facebook, Google, MSN, Yahoo!, ABC, CBS, FOX, NBC, The New York Times and the Wall Street Journal, among others.

We believe that companies with a combination of financial resources, technical expertise and digital media experience also pose a significant threat. For example, Apple, Amazon and Google have recently launched competing services. These and other competitors may devote greater resources than we have available, have a more accelerated time frame for deployment, be willing to absorb significant costs to acquire customers through free trials or other initiatives, operate their music services at a loss in order to drive their other profitable businesses, and leverage their existing user base and proprietary technologies to provide products and services that our listeners and advertisers may view as superior or more cost effective. Our current and future competitors may have more well established brand recognition, more established relationships with music content companies and consumer product manufacturers, greater financial, technical and other resources, more sophisticated technologies or more experience in the markets, both domestic and international, in which we compete.

We also compete for listeners on the basis of the presence and visibility of our app, which is distributed via the largest app stores operated by Apple, Google, Amazon and Microsoft. Such distribution is subject to an application developer license agreement in each case. We face significant competition for listeners from these companies, who are also promoting their own digital music and content online through their app stores. Search engines and app stores rank responses to search queries based on the popularity of a website or mobile application, as well as other factors that are outside of our control. Additionally, app stores often offer users the ability to browse applications by various criteria, such as the number of downloads in a given time period, the length of time since a mobile app was released or updated, or the category in which the application is placed. The websites and mobile applications of our competitors may rank higher than our website and our Pandora app, and our app may be difficult to locate in app stores, which could draw potential listeners away from our service and toward those of our competitors. In addition, our competitors’ products may be pre-loaded or integrated into consumer electronics products or automobiles, creating an initial visibility advantage. If we are unable to compete successfully for listeners against other digital media providers by maintaining and increasing our presence and visibility online, in app stores and in consumer electronics products and automobiles, our listener hours may fail to increase as expected or decline and our business may suffer. Additionally, should any of these parties reject our app from their app store or amend the terms of their license in such a way that inhibits our ability to distribute our apps, or negatively affects our economics in such distribution, our ability to increase listener hours and sell advertising would be adversely affected, which would reduce our revenue and harm our operating results.

To compete effectively, we must continue to invest significant resources in the development of our service to enhance the user experience of our listeners.

Additionally, in order to compete successfully for advertisers against new and existing competitors, we must continue to invest resources in developing and diversifying our advertisement platform, harnessing listener data and ultimately proving the effectiveness and relevance of our advertising products. There can be no assurance that we will be able to compete successfully for listeners and advertisers in the future against existing or new competitors, and failure to do so could result in loss of existing or potential listeners, loss of current or potential advertisers or a reduced share of our advertisers’ overall marketing budget, which could adversely affect our pricing and margins, lower our revenue, increase our research and development and marketing expenses, diminish our brand strength and prevent us from achieving or maintaining profitability.

If our efforts to attract and retain subscribers are not successful, our business may be adversely affected.

Our ability to continue to attract and retain users of our paid subscription services will depend in part on our ability to consistently provide our subscribers with a quality experience through Pandora One. If Pandora One subscribers do not perceive that offering to be of value, or if we introduce new or adjust existing features or pricing in a manner that is not favorably received by them, we may not be able to attract and retain subscribers. Subscribers may cancel their subscription to our service for many reasons, including a perception that they do not use the service sufficiently, the need to cut household expenses, competitive services that provide a better value or experience or as a result in changes in pricing. If our efforts to attract and retain subscribers are not successful, our business, operating results and financial condition may be adversely affected.

If we are unsuccessful at launching expanded subscription offerings or converting listeners into subscribers of such subscription offerings, our business may be adversely affected.

Our recent acquisition of certain assets of Rdio was intended to facilitate our launch of new subscription offerings that provide additional functionality, including an on-demand offering. In addition to the cost of the Rdio assets, the development and launch of such additional service offerings will require significant engineering as well as marketing and other resources. There is no assurance that we will be able to successfully develop and launch such additional service offerings, obtain the content licensing rights to enable the offering of such services, or be able to convince listeners to become subscribers of such additional service offerings. If we fail to accomplish any of the foregoing and the additional service offerings are unsuccessful, we will not realize the benefits of the Rdio asset acquisition or the substantial investment made in the development of such additional product offerings.

If we are not successful in operating and growing our recently acquired Ticketfly business, we will not realize the benefits anticipated when we acquired the business.

We recently acquired Ticketfly, which was our first major acquisition and represents an entirely new line of business for us. Ticketfly’s business is highly sensitive to rapidly changing public tastes and is dependent on the availability of popular artists and events. Ticketfly’s revenue is derived from ticketing services under client contracts with venues and event promoters across North America, which consist primarily of per ticket convenience fees, credit card processing and shipping fees as well as per order “order processing” fees. If Ticketfly’s clients fail to anticipate the tastes of consumers and to offer events that appeal to them, the business may not grow or succeed. We cannot provide assurances that Ticketfly will be able to maintain or expand arrangements with clients and other third parties on acceptable terms, if at all. Furthermore, a decline in attendance at or reduction in the number of live entertainment, sporting and leisure events for any reason may have an adverse effect on our Ticketfly business. If we fail to successfully operate and grow our Ticketfly business, we will not realize the benefits anticipated when we acquired the business, and any such failure could result in substantial impairment charges.

We face many risks associated with our long-term plan to further expand our operations outside of the United States, including difficulties obtaining rights to music and other content on favorable terms.

Expanding our operations into international markets is an element of our long-term strategy. For example, in June 2012 we began providing our service in New Zealand, Australia and their associated territories. However, offering our service outside of the United States involves numerous risks and challenges. Most importantly, while United States copyright law provides a statutory licensing regime for the public performance of sound recordings to listeners within the United States, there is no equivalent statutory licensing regime available outside of the United States, and direct licenses from rights organizations and other content owners may not be available on commercially viable terms. Addressing licensing structure and royalty rate issues in the United States required us to make very substantial investments of time, capital and other resources, and our business could have failed if such investments had not succeeded. Addressing these issues in foreign jurisdictions may require a commensurate investment by us, and there can be no assurance that we would succeed or achieve any return on this investment.

In addition, international expansion exposes us to other risks such as:

•	the need to modify our technology and market our service in non-English speaking countries;

•	the need to localize our service to foreign customers’ preferences and customs;

•
the need to conform our operations, and our marketing and advertising efforts, with the laws and regulations of foreign jurisdictions, including, but not limited to, the use of any personal information about our listeners;

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

Expansion of our operations into content beyond pre-recorded music, including comedy, live events and podcasts, subjects us to additional business, legal, financial and competitive risks.

Expansion of our operations into delivery of content beyond pre-recorded music involves numerous risks and challenges, including increased capital requirements, new competitors and the need to develop new strategic relationships. Growth into these new areas may require changes to our existing business model and cost structure, modifications to our infrastructure and exposure to new regulatory and legal risks, including infringement liability, any of which may require additional expertise that we currently do not have. There is no guarantee that we will be able to generate sufficient revenue from advertising sales associated with comedy, live events, podcasts or other non-prerecorded-music content to offset the costs of maintaining these stations or the royalties paid for such stations. Further, we have established a reputation as a music format internet radio provider and our ability to gain acceptance and listenership for comedy, live events, podcasts or other non-music content stations, and thus our ability to attract advertisers on these stations, is not certain. Failure to obtain or retain rights to comedy, live events, podcasts or other non-music content on acceptable terms, or at all, to successfully monetize and generate revenues from such content, or to effectively manage the numerous risks and challenges associated with such expansion could adversely affect our business and financial condition.

We have acquired, and may continue to acquire, other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.

We have recently acquired and may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our service, enhance our technical capabilities or otherwise offer growth opportunities. For example, in 2015, we acquired Next Big Sound, Ticketfly and certain assets of Rdio. These acquisitions, and our pursuit of future potential acquisitions, may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. In addition, we have limited experience acquiring and integrating other businesses. We may be unsuccessful in integrating our recently acquired businesses or any additional business we may acquire in the future. For instance, our recent acquisition of certain assets of Rdio in order to facilitate our intention to launch an on-demand service, will require time and resources. There is no assurance that we will be able to successfully launch an on-demand service, if at all, and if we fail to launch an on-demand service or a new service is unsuccessful, we will not realize the benefits of this acquisition.

We also may not achieve the anticipated benefits from any acquired business due to a number of factors, including:

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

A key element of our strategy to expand the reach of our service and increase the number of our listeners and listener hours is to establish and maintain relationships with automakers, automotive suppliers and consumer electronics manufacturers that integrate our service into and with their products. Working with certain third-party distribution partners, we currently offer listeners the ability to access our service through a variety of consumer electronics products used in the home and devices connected to or installed in automobiles. We intend to broaden our ability to reach additional listeners, and increase current listener hours, through other platforms and partners over time, including through direct integration into connected cars. However, product design cycles in automotive manufacturing are lengthy and the useful lives of automobiles in service is long, and we may not be able to achieve our goals in our desired timeframe, which could adversely impact our ability to grow our business.

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

We use DoubleClick’s ad-serving platform to deliver and monitor most of the ads for our service. There can be no assurance that our agreement with DoubleClick, which is owned by Google, will be extended or renewed upon expiration, that we will be able to extend or renew our agreement with DoubleClick on terms and conditions favorable to us or that we could identify another alternative vendor to take its place. Our agreement with DoubleClick also allows DoubleClick to terminate our relationship before the expiration of the agreement on the occurrence of certain events, including material breach of the agreement by us, and to suspend provision of the services if DoubleClick determines that our use of its service violates certain security, technology or content standards.

We rely on third parties to provide software and related services necessary for the operation of our business.

We incorporate and include third-party software into and with our apps and service offerings and expect to continue to do so. The operation of our apps and service offerings could be impaired if errors occur in the third-party software that we use. It may be more difficult for us to correct any defects in third-party software because the development and maintenance of the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that any third-party licensors will continue to make their software available to us on acceptable terms, to invest the appropriate levels of resources in their software to maintain and enhance its capabilities, or to remain in business. Any impairment in our relationship with these third-party licensors could harm our ability to maintain and expand the reach of our service, increase listener hours and sell advertising, each of which could harm our operating results, cash flow and financial condition.

Digital music streaming is an evolving industry, which makes it difficult to evaluate our near- and long-term business prospects.

Digital music streaming continues to develop as an industry and our near- and long-term business prospects are difficult to evaluate. The marketplace for digital music streaming is subject to significant challenges and new competitors. As a result, the future revenue, income and growth potential of our business is uncertain. Investors should consider our business and prospects in light of the risks and difficulties we encounter in this evolving business, which risks and difficulties include, among others, risks related to:

•our evolving business model and new licensing models for content as well as the potential need for additional types of content;

•our ability to develop additional products and services, or products and services in adjacent markets, in order to maintain revenue growth, and the resource requirements of doing so;

•our ability to retain current levels of active listeners, build our listener base and increase listener hours;

•our ability to effectively monetize listener hours by growing our sales of advertising inventory created from developing new and compelling ad product solutions that successfully deliver advertisers’ messages across the range of our delivery platforms while maintaining our listener experience;

•our ability to attract new advertisers, retain existing advertisers and prove to advertisers that our advertising platform is effective enough to justify a pricing structure that is profitable for us;

•our ability to maintain relationships with platform providers, makers of mobile devices, consumer electronic products and automobiles;

•our ability to continue to secure the rights to music that attracts listeners to the service on fair and reasonable economic terms.

Failure to successfully address these risks and difficulties and other challenges associated with operating in an evolving marketplace could materially and adversely affect our business, financial condition and results of operations.

We have incurred significant operating losses in the past and may not be able to generate sufficient revenue to be profitable.

Since our inception in 2000, we have incurred significant net operating losses and, as of December 31, 2015, we had an accumulated deficit of $366.7 million. A key element of our strategy is to increase the number of listeners and listener hours to increase our industry penetration, including the number of listener hours on mobile and other connected devices. However, as our number of listener hours increases, the royalties we pay for content acquisition also increase. In addition, we have adopted a strategy to invest in our operations in advance of, and to drive, future revenue growth. This strategy includes recently completed acquisitions and other initiatives. As a result of these trends, we have not in the past generated, and may not in the future generate, sufficient revenue from the sale of advertising and subscriptions, or new revenue sources, to offset our expenses. In addition, we plan to continue to invest heavily in our operations to support anticipated future growth. As a result of these factors, we expect to incur annual net losses in the near term.

Our revenue has increased rapidly in recent periods; however, we do not expect to sustain our high revenue growth rates in the future as a result of a variety of factors, including increased competition and the maturation of our business, and we cannot guarantee that our revenue will continue to grow or will not decline. Investors should not consider our historical revenue growth or operating expenses as indicative of our future performance. If revenue growth is lower than our expectations, or our operating expenses exceed our expectations, our financial performance will be adversely affected. Further, if our future growth and operating performance fail to meet investor or analyst expectations, it could have a material adverse effect on our stock price.

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

Our rapid growth has placed, and will continue to place, significant demands on our management and our operational and financial infrastructure. In order to attain and maintain profitability, we will need to recruit, integrate and retain skilled and experienced sales personnel who can demonstrate our value proposition to advertisers and increase the monetization of listener hours, particularly on mobile devices, by developing relationships with both national and local advertisers to convince them to migrate advertising spending to online and mobile digital advertising markets and utilize our advertising product solutions. Continued growth could also strain our ability to maintain reliable service levels for our listeners, effectively monetize our listener hours, develop and improve our operational, financial and management controls and enhance our reporting systems and procedures. If our systems do not evolve to meet the increased demands placed on us by an increasing number of advertisers, we may also be unable to meet our obligations under advertising agreements with respect to the timing of our delivery of advertising or other performance obligations. As our operations grow in size, scope and complexity, we will need to improve and upgrade our systems and infrastructure, which will require significant expenditures and allocation of valuable management resources. If we fail to maintain the necessary level of discipline and efficiency and allocate limited resources effectively in our organization as it grows, our business, operating results and financial condition may suffer.

Our business and prospects depend on the strength of our brands and failure to maintain and enhance our brands would harm our ability to expand our base of listeners, advertisers and other partners.

Maintaining and enhancing the “Pandora”, “Ticketfly” and “Next Big Sound” brands is critical to expanding our base of listeners, advertisers, venue partners, concertgoers, content owners and other partners. Maintaining and enhancing our brands will depend largely on our ability to continue to develop and provide an innovative and high quality experience for our listeners and concertgoers and attract advertisers, content owners, venue partners and automobile, mobile device and other consumer electronic product manufacturers to work with us, which we may not do successfully.

Our brands may be impaired by a number of other factors, including service outages, data privacy and security issues, listener perception of ad load and exploitation of our trademarks by others without permission. In addition, if our partners fail to maintain high standards for products that integrate our service, or if we partner with manufacturers of products that our listeners reject, the strength of our brand could be adversely affected.

We could be adversely affected by regulatory restrictions on the use of mobile and other electronic devices in motor vehicles and legal claims arising from use of such devices while driving.

Regulatory and consumer agencies have increasingly focused on distraction to drivers that may be associated with use of mobile and other devices in motor vehicles. In 2010, the U.S. Department of Transportation identified driver distraction as a top priority, and in April 2013, the National Highway Traffic Safety Administration (the “NHTSA”) released voluntary Phase 1 Driver Distraction Guidelines for visual-manual devices not related to the driving task that are integrated into motor vehicles. In March 2014, NHTSA held a public meeting soliciting comments related to its voluntary Phase 2 Driver Distraction Guidelines for portable and aftermarket devices that may be used in motor vehicles, but such guidelines have not yet been issued. If NHTSA or other agencies implemented regulatory restrictions and took enforcement action related to how drivers and passengers in motor vehicles may engage with devices on which our service is broadcast, such restrictions or enforcement actions could inhibit our ability to increase listener hours and generate ad revenue, which would harm our operating results. In addition, concerns over driver distraction due to use of mobile and other electronic devices used to access our service in motor vehicles could result in product liability or personal injury litigation and negative publicity.

Federal, state and industry regulations as well as self-regulation related to privacy and data security concerns pose the threat of lawsuits and other liability, require us to expend significant resources, and may hinder our ability and our advertisers’ ability to deliver relevant advertising.

We collect and utilize demographic and other information from and about our listeners and artists as they interact with our service, including information which could fall under a definition of “personally identifiable information” under various state and federal laws. For example, to register for a Pandora account, our listeners must provide the following information: age, gender, zip code and e-mail address. Listeners must also provide their credit card or debit card numbers and other billing information in connection with additional service offerings, such as Pandora One or Ticketfly. We also may collect information from our listeners when they enter information on their profile page, post comments on other listeners’ pages, use other community or social networking features that are part of our service, participate in polls or contests or sign up to receive e-mail newsletters. Further, we and third parties use tracking technologies, including “cookies” and related technologies, to help us manage and track our listeners’ interactions with our service and deliver relevant advertising. We also collect information from and track artists’ activity on our Pandora Artist Marketing Platform. Third parties may, either without our knowledge or consent, or in violation of contractual prohibitions, obtain, transmit or utilize our listeners’ or artists’ personally identifiable information, or data associated with particular users, devices or artists.

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

We are subject to general business regulations and laws, as well as regulations and laws specific to the internet. Such laws and regulations cover sales and other taxes and withholding of taxes, user privacy, data collection and protection, copyrights, electronic contracts, sales procedures, automatic subscription renewals, credit card processing procedures, consumer protections, broadband internet access and content restrictions. We cannot guarantee that we have been or will be fully compliant in every jurisdiction, as it is not entirely clear how existing laws and regulations governing issues such as privacy, taxation and consumer protection apply to the internet. Moreover, as internet commerce continues to evolve, increasing regulation by federal, state and foreign agencies becomes more likely. The adoption of any laws or regulations that adversely affect the popularity or growth in use of the internet, including laws limiting network neutrality, could decrease listener demand for our service offerings and increase our cost of doing business. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also hinder our operational flexibility, raise compliance costs and result in additional historical or future liabilities for us, resulting in adverse impacts on our business and our operating results.

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

Our revenue and operating results could vary significantly from quarter to quarter and year to year due to a variety of factors, many of which are outside our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this “Risk Factors” section, factors that may contribute to the variability of our quarterly and annual results include:

•	costs associated with pursuing licenses or other commercial arrangements;

•	costs associated with defending any litigation, including intellectual property infringement litigation, and any associated judgments or settlements;

•	our ability to pursue, and the timing of, entry into new geographic or content markets or other strategic initiatives and, if pursued, our management of these initiatives;

•	the impact of general economic and competitive conditions on our revenue and expenses; and

•	changes in government regulation affecting our business.

Seasonal variations in listener and advertising behavior may also cause fluctuations in our financial results. We expect to experience some effects of seasonal trends in listener behavior due to higher advertising sales during the fourth quarter of each year due to greater advertiser demand during the holiday season and lower advertising sales in the first quarter of the following year. Expenditures by advertisers tend to be cyclical and discretionary in nature, reflecting overall economic conditions, the economic prospects of specific advertisers or industries, budgeting constraints and buying patterns and a variety of other factors, many of which are outside our control. In addition, we expect to experience increased usage during the fourth quarter of each year due to the holiday season, and in the first quarter of each year due to increased use of media-streaming devices received as gifts during the holiday season.

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

While we have determined that our internal control over financial reporting was effective as of December 31, 2015, as indicated in “Controls and Procedures--Management’s Report on Internal Control over Financial Reporting”, we must continue to monitor and assess our internal control over financial reporting. Additionally, Ticketfly, our subsidiary, must implement internal control over financial reporting that complies with Section 404 of the Sarbanes-Oxley Act of 2002 by the end of 2016. Any material weaknesses in Ticketfly’s internal control over financial reporting that remain uncorrected at year-end must be identified in our management’s report on our internal controls over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at year-end, we will be unable to assert that such internal control is effective at year-end. If we are unable to assert that our internal control over financial reporting is effective at year-end, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our business and the price of our common stock.

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If capital is not available to us, our business, operating results and financial condition may be harmed.

We may require additional capital to operate or expand our business. In addition, some of our current or future strategic initiatives, or international markets, may require substantial additional capital resources before they begin to generate revenue. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. For example, our current credit facility contains restrictive covenants relating to our capital raising activities and other financial and operational matters, and any debt financing secured by us in the future could involve further restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, volatility in the credit markets may have an adverse effect on our ability to obtain debt financing. If we do not have funds available to enhance our solutions, maintain the competitiveness of our technology and pursue business opportunities, we may not be able to service our existing listeners, acquire new listeners or attract or retain advertising customers, each of which could inhibit the implementation of our business plan and materially harm our operating results.

Failure to protect our intellectual property could substantially harm our business and operating results.

The success of our business depends, in part, on our ability to protect and enforce our trade secrets, trademarks, copyrights and patents and all of our other intellectual property rights, including our intellectual property rights underlying the Pandora service. To establish and protect those proprietary rights, we rely on a combination of patents, patent applications, trademarks, copyrights, trade secrets (including know-how), license agreements, information security procedures, non-disclosure agreements with third parties, employee disclosure and invention assignment agreements, and other contractual obligations. These afford only limited protection. Despite our efforts to protect our intellectual property rights, unauthorized parties may copy or attempt to copy aspects of our technology. Moreover, policing our intellectual property rights is difficult, costly and may not always be effective.

We have filed, and may in the future file, patent applications and from time to time we have purchased patents and patent applications from third parties. It is possible, however, that these innovations may not be protectable. In addition, given the cost, effort, risks and downside of obtaining patent protection, including the requirement to ultimately disclose the invention to the public, we may choose not to seek patent protection for certain innovations. However, such patent protection could later prove to be important to our business. Furthermore, there is always the possibility that our patent applications may not issue as granted patents, that the scope of the protection gained will be insufficient or that an issued patent may be deemed invalid or unenforceable. Moreover, in certain circumstances there are additional risks, including:

•	present or future patents or other intellectual property rights could lapse or be invalidated, circumvented, challenged or abandoned;

•	our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes may be limited by our relationships with third parties;

•	our pending or future patent applications may not have coverage sufficient to provide the desired competitive advantage; and

•	our intellectual property rights may not be enforced in jurisdictions where competition may be intense or where legal protection may be weak.

We have registered “Pandora,” “Music Genome Project”, “Next Big Sound”, “Ticketfly” and other marks as trademarks in the United States and other countries. Nevertheless, competitors may adopt service names similar to ours, or purchase confusingly similar terms as keywords in internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly leading to confusion among our listeners or advertising customers. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term Pandora or our other trademarks. Any claims or customer confusion related to our trademarks could damage our reputation and brand and substantially harm our business and operating results.

We currently own the www.pandora.com and www.ticketfly.com internet domain names and various other domain names related to our business. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies continue to establish additional top-level domains, appoint additional domain name registrars and modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize our brand names in the United States or other countries in which we may conduct business in the future. If we lose or fail to acquire the right to use any domain name relevant to our current or future business in the United States or other countries, we may incur significant additional expense.

In order to protect our trade secrets and other confidential information, we rely in part on confidentiality agreements with our employees, consultants and third parties with whom we have relationships. These agreements may not effectively prevent disclosure of trade secrets and other confidential information and may not provide an adequate remedy in the event of misappropriation of trade secrets or any unauthorized disclosure of trade secrets and other confidential information. In addition, others may independently discover the same subject matter as that covered by our trade secrets and confidential information, and in some such cases we might not be able to assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions, and failure to obtain or maintain trade secret protection, or our competitors’ independent development of technology similar to ours for which we are unable to rely on other forms of intellectual property protection such as patents, could adversely affect our competitive business position.

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

Internet, technology and media companies are frequently subject to litigation based on allegations of infringement, misappropriation or other violations of others’ intellectual property rights. Some internet, technology and media companies, including some of our competitors, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims against us. In addition, we encourage third parties to submit content for our catalogue and we cannot be assured that artist representations made in connection with such submissions accurately reflect the legal rights of the submitted content. Third parties have asserted, and may in the future assert, that we have infringed, misappropriated or otherwise violated their intellectual property rights. In addition, various federal and state laws and regulations govern the intellectual property and related rights associated with sound recordings and musical works. Existing laws and regulations are evolving and subject to different interpretations, and various federal and state legislative or regulatory bodies may expand current or enact new laws or regulations. We cannot guarantee that we are not infringing or violating any third-party intellectual property rights.

We cannot predict whether assertions of third-party intellectual property rights or any infringement or misappropriation claims arising from such assertions will substantially harm our business and operating results. When we are forced to defend against any infringement or misappropriation claims, we may be required to expend significant time and financial resources on the defense of such claims, even if without merit, settled out of court, or adjudicated in our favor. Furthermore, an adverse outcome of a dispute may require us to: pay damages(potentially including treble damages and attorneys’ fees if we are found to have willfully infringed a party’s intellectual property); cease making, licensing or using products or services that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our services to avoid infringement; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content or materials; or to indemnify our partners and other third parties. We do not carry broadly applicable patent liability insurance and lawsuits regarding patent rights, regardless of their success, can be expensive to resolve and can divert the time and attention of our management and technical personnel.

Some of our services and technologies may use “open source” software, which may restrict how we use or distribute our service or require that we release the source code of certain services subject to those licenses.

Some of our services and technologies may incorporate software licensed under so-called “open source” licenses. Such open source licenses often require that source code subject to the license be made available to the public and that any modifications or derivative works to open source software continue to be licensed under open source licenses. Few courts have interpreted open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. We rely on multiple employee and non-employee software programmers to design our proprietary technologies, and since we may not be able to exercise complete control over the development efforts of all such programmers we cannot be certain that they have not incorporated open source software into our products and services without our knowledge, or that they will not do so in the future. In the event that portions of our proprietary technology are determined to be subject to an open source license, we may be required to publicly release the affected portions of our source code, be forced to re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce the value of our services and technologies and materially and adversely affect our ability to sustain and grow our business.

Interruptions or delays in service arising from our own systems or from our third-party vendors could impair the delivery of our service and harm our business.

We rely on systems housed at our own premises and at those of third-party vendors, including network service providers and data center facilities, to enable listeners to stream our content in a dependable and efficient manner. We have experienced and expect to continue to experience periodic service interruptions and delays involving our own systems and those of our third-party vendors. In the event of a service outage at our main site, we maintain a backup site that can function in read-only capacity. We do not currently maintain live fail-over capability that would allow us to instantaneously switch our streaming operations from one facility to another in the event of a service outage. In the event of an extended service outage at our main site, we do maintain and test fail-over capabilities that should allow us to switch our live streaming operations from one facility to another. Both our own facilities and those of our third-party vendors are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They also are subject to break-ins, hacking, denial of service attacks, sabotage, intentional acts of vandalism, terrorist acts, natural disasters, human error, the financial insolvency of our third-party vendors and other unanticipated problems or events. The occurrence of any of these events could result in interruptions in our service and to unauthorized access to, or alteration of, the content and data contained on our systems and that these third-party vendors store and deliver on our behalf.

We do not exercise complete control over our third-party vendors, which makes us vulnerable to any errors, interruptions, or delays in their operations. Any disruption in the services provided by these vendors could have significant adverse impacts on our business reputation, customer relations and operating results. Upon expiration or termination of any of our agreements with third-party vendors, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us, and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.

If our security systems are breached, we may face civil liability and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract and retain listeners and advertisers.

Techniques used to gain unauthorized access to corporate data systems are constantly evolving, and we may be unable to anticipate or prevent unauthorized access to data pertaining to our listeners, including credit card and debit card information and other personally identifiable information. Like all internet services, our service, which is supported by our own systems and those of third-party vendors, is vulnerable to computer malware, Trojans, viruses, worms, break-ins, phishing attacks, denial-of-service attacks, attempts to access our servers to acquire playlists or stream music in an unauthorized manner, or other attacks on and disruptions of our and third-party vendor computer systems, any of which could lead to system interruptions, delays, or shutdowns, causing loss of critical data or the unauthorized access to personally identifiable information. If an actual or perceived breach of security occurs on our systems or a vendor’s systems, we may face civil liability and reputational damage, either of which would negatively affect our ability to attract and retain listeners, which in turn would harm our efforts to attract and retain advertisers. We also would be required to expend significant resources to mitigate the breach of security and to address related matters. Unauthorized access to music or playlists would potentially create additional royalty obligations with no corresponding revenue.

We may not be able to effectively control the unauthorized actions of third parties who may have access to the listener data we collect. The integration of the Pandora service with apps provided by third parties represents a significant growth opportunity for us, but we may not be able to control such third parties’ use of listeners’ data, ensure their compliance with the terms of our privacy policies, or prevent unauthorized access to, or use or disclosure of, listener information, any of which could hinder or prevent our efforts with respect to growth opportunities.

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

We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it more difficult for us to comply. We are currently accredited against, and in compliance with, the Payment Card Industry Data Security Standard, or PCI DSS, the payment card industry’s security standard for companies that collect, store or transmit certain data regarding credit and debit cards, credit and debit card holders and credit and debit card transactions. Currently we comply with PCI DSS version 3.1 as a Level 2 merchant, and Ticketfly complies with PCI DSS version 3.0 as a Level 2 merchant. Although Pandora and Ticketfly are PCI DSS compliant, there is no guarantee that we will maintain PCI DSS compliance. Our failure to comply fully with PCI DSS in the future could violate payment card association operating rules, federal and state laws and regulations and the terms of our contracts with payment processors and merchant banks. Such failure to comply fully also could subject us to fines, penalties, damages and civil liability, and could result in the loss of our ability to accept credit and debit card payments. Further, there is no guarantee that PCI DSS compliance will prevent illegal or improper use of our payment systems or the theft, loss, or misuse of data pertaining to credit and debit cards, credit and debit card holders and credit and debit card transactions.

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

At December 31, 2015, we had federal net operating loss carryforwards of approximately $613.0 million and tax credit carryforwards of approximately $9.7 million. At December 31, 2015, we had state net operating loss carryforwards of approximately $480.0 million and tax credit carryforwards of approximately of $15.6 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, (“the Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. As a result of prior equity issuances and other transactions in our stock, we have previously experienced “ownership changes” under section 382 of the Code and comparable state tax laws. We may also experience ownership changes in the future as a result of this transaction or other future transactions in our stock. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards or other pre-change tax attributes to offset United States federal and state taxable income may be subject to limitations.

We could be subject to additional income tax liabilities.

We are subject to income taxes in the United States, Hong Kong, Australia and New Zealand. As we expand our operations outside of these locations, we become subject to taxation based on the applicable foreign statutory rates and our effective tax rate could fluctuate accordingly. Significant judgment is required in evaluating and estimating our worldwide provision for income taxes and accruals for these taxes. For example, our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated in countries where we have higher statutory tax rates, by losses incurred in jurisdictions for which we are not able to realize the related tax benefit, by changes in foreign currency exchange rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. We are also subject to tax audits in various jurisdictions, and such jurisdictions may assess additional income tax liabilities against us.

 Our Ticketfly business and venue partners may be subject to sales tax and other taxes.

The application of indirect taxes (such as sales, use, excise, admissions, amusement, entertainment or other transaction-based taxes) to internet-based live entertainment ticketing businesses such as Ticketfly is a complex and evolving area. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the internet and ecommerce. In many cases, it is not clear how existing statutes apply to the internet or ecommerce. In addition, governments are increasingly looking for ways to increase revenues, which has resulted in discussions about tax reform and other legislative action to increase tax revenues, including through indirect taxes. Changes in these tax laws could adversely affect our business.

Ticketfly is not the seller of tickets sold on the Ticketfly platform.  Instead it facilitates the transaction between our venue partners and customers. If a taxing jurisdiction were to treat Ticketfly as the seller and liable for the tax of the venue partners or customers, it could result in a material liability.

Ticketfly does not currently calculate all applicable indirect taxes on the fees charged when a customer purchases tickets on the Ticketfly platform. Some jurisdictions may interpret their law in a manner that would require Ticketfly to calculate, collect and remit the applicable indirect taxes on the entire charges. Such an interpretation could negatively impact our customers and our business.

We depend on key personnel to operate our business, and if we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.

We believe that our success depends on the contributions of our executive officers as well as our ability to attract and retain qualified sales, technical and other personnel. All of our employees, including our executive officers, are free to terminate their employment relationship with us at any time, and their knowledge of our business and industry may be difficult to replace. Qualified individuals are in high demand, particularly in the digital media industry and in the San Francisco Bay Area, where our headquarters are located, and in New York, and we may incur significant costs to attract them. If we are unable to attract and retain our executive officers and key employees, we may not be able to achieve our strategic objectives, and our business could be harmed. We use share-based and other performance-based incentive awards such as restricted stock units and cash bonuses to help attract, retain, and motivate qualified individuals. If our share-based or other compensation programs cease to be viewed as competitive and valuable benefits, our ability to attract, retain, and motivate employees could be weakened, and our business could be harmed.

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

Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events and to interruption by man-made problems such as cyber-security incidents or terrorism.

Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins or similar events. For example, a significant natural disaster, such as an earthquake, fire or flood, could have a material adverse effect on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our principal executive offices are located in the San Francisco Bay Area, a region known for seismic activity. In addition, acts of terrorism could cause disruptions in our business or the economy as a whole. Our servers may also be vulnerable to computer viruses, cyber security incidents and similar disruptions caused by unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential customer data. Our business interruption insurance may be insufficient to compensate us for all such losses. As we rely heavily on our servers and the internet to conduct our business and provide high quality service to our listeners, such disruptions could negatively impact our ability to run our business, resulting in a loss of existing or potential listeners and advertisers and increased maintenance costs, which would adversely affect our operating results and financial condition.

We may not have sufficient cash flow from our business to make payments on our indebtedness.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our 1.75% convertible senior notes due 2020 (the “Notes”), depends on our performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. See ‘‘Note 7-Debt Instruments-Convertible Debt Offering.’’ If one or more holders elect to convert their Notes, we may elect to satisfy our conversion obligation in whole or in part through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

Accounting Standards Codification Subtopic 470-20 (ASC 470-20), Debt with Conversion and Other Options, requires an entity to separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component of the Notes is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to recognize a greater amount of non-cash interest expense current and future periods presented as a result of the amortization of the discounted carrying value of the Notes to their principal amount over the term of the Notes. We will report lower net income (or greater net losses) in our consolidated financial results because ASC 470-20 will require interest to include both the current period’s amortization of the original issue discount and the instrument’s coupon interest, which could adversely affect our reported or future consolidated financial results, the trading price of our common stock and the trading price of the Notes.

In addition, under certain circumstances, in calculating earnings per share, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares of common stock issuable upon conversion of the Notes, if any, are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, diluted earnings per share is calculated as if the number of shares of common stock that would be necessary to settle such excess, if we were to elect to settle such excess in shares, were issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes (if any) then, to the extent we generate positive net income, our diluted consolidated earnings per share would be adversely affected.

Risks Related to Owning Our Common Stock

Our stock price has been and will likely continue to be volatile, and the value of an investment in our common stock may decline.
The trading price of our common stock has been and is likely to continue to be volatile. In addition to the risk factors described in this section, and elsewhere in this Annual Report on Form 10-K, additional factors that may cause the price of our common stock to fluctuate include, but are not limited to:

•	our actual or anticipated operating performance and the operating performance of similar companies in the internet, radio or digital media spaces;

•	our ability to grow active users and listener hours;

•	competitive conditions and developments;

•	our actual or anticipated achievement of financial and non-financial key operating metrics;

•	general economic conditions and their impact on advertising spending;

•	the overall performance of the equity markets;

•	threatened or actual litigation or regulatory proceedings, including the recently concluded rate proceedings in the CRB;

•	changes in laws or regulations relating to our service;

•	any major change in our board of directors or management;

•	publication of research reports about us or our industry or changes in recommendations or withdrawal of research coverage by securities analysts; and

•	sales or expected sales of shares of our common stock by us, and our officers, directors and significant stockholders.

In addition, the stock market has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of affected companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in substantial costs, divert our management’s attention and resources and harm our business, operating results and financial condition.

If securities or industry analysts cease publishing research about our business, publish inaccurate or unfavorable research about our business, or make projections that exceed our actual results, our stock price and trading volume could decline.

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

Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of the Company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:

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

•
the requirement for the affirmative vote of holders of at least 66 2⁄3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our certificate of incorporation relating to the issuance of preferred stock and management of our business or our bylaws, which may inhibit the ability of an acquiror to effect such amendments to facilitate an unsolicited takeover attempt;

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Pandora

Pandora's principal executive offices are located in Oakland, California in an office building with 233,094 square-feet, under a lease expiring on September 30, 2020. We also lease regional offices in Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; Detroit, Michigan; New York, New York; San Francisco, California; and Santa Monica, California and local sales offices at various locations throughout the United States and in Australia, New Zealand, Canada and the United Kingdom.

Our data centers are located in colocation facilities operated by Equinix in San Jose, California and Ashburn, Virginia as well as by Digital Realty Trust in Chicago, Illinois and Oakland, California. These data centers are designed to be fault-tolerant and operate at maximum uptime. Backup systems in California and Virginia can be brought online in the event of a failure at the other data centers. These redundancies enable fault tolerance and will also support our continued growth.

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

Ticketfly

Ticketfly's principal executive offices are located in San Francisco, California in an office building with 23,826 square-feet, under a lease expiring on January 31, 2022. We also lease regional offices in Austin, Texas; Chicago, Illinois; New York, New York; and Canada.

We believe that our current facilities are adequate to meet our needs for the near future and that suitable additional or alternative space will be available on commercially reasonable terms to accommodate our foreseeable future operations.

ITEM 3. LEGAL PROCEEDINGS

The material set forth in Note 8 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

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

PRICE RANGE OF OUR COMMON STOCK

Our common stock has traded on the NYSE since June 15, 2011. Our initial public offering was priced at $16.00 per share on June 14, 2011.

	High	Low
Twelve Months Ended December 31, 2015
First quarter (January 1, 2015 - March 31, 2015)	$18.52	$14.63
Second quarter (April 1, 2015 - June 30, 2015)	$19.02	$15.54
Third quarter (July 1, 2015 - September 30, 2015)	$21.34	$13.81
Fourth quarter (October 1, 2015 - December 31, 2015)	$21.98	$11.51

Twelve Months Ended December 31, 2014
First quarter (January 1, 2014 - March 31, 2014)	$39.43	$26.76
Second quarter (April 1, 2014 - June 30, 2014)	$31.74	$22.17
Third quarter (July 1, 2014 - September 30, 2014)	$29.82	$24.16
Fourth quarter (October 1, 2014 - December 31, 2014)	$24.70	$16.90

On December 31, 2015, the closing price per share of our common stock as reported on the NYSE was $13.41. As of December 31, 2015, there were approximately 126 holders of record of our common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a large portion of our common stock is held through brokerage firms.

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

The following graph shows a comparison from June 15, 2011, the date our common stock commenced trading on the NYSE, through December 31, 2015 of the total cumulative return of our common stock with the total cumulative return of the New York Stock Exchange Composite Index (the "NYA Composite"), the Global X Social Media Index (the "SOCL") and the SPDR Morgan Stanley Technology MTK Index (the "MTK"). The figures represented below assume an investment of $100 in our common stock at the closing price of $17.42 on June 15, 2011 and in the NYA Composite and MTK on the same date. The SOCL was modeled from the inception of the index on November 15, 2011. Data for the NYA Composite, MTK and SOCL assume reinvestment of dividends. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Total Return Among Pandora Media, Inc.,
New York Stock Exchange Composite Index, Global X Social Media Index and
SPDR Morgan Stanley Technology MTK Index

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial and other data should be read in conjunction with, and are qualified by reference to, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our audited consolidated financial statements and the accompanying notes included elsewhere in this report. The consolidated statement of operations data for the twelve months ended January 31, 2012 and 2013 and the consolidated balance sheet data as of January 31, 2012 and 2013 and December 31, 2013 were derived from our audited consolidated financial statements not included in this report. The consolidated statements of operations data for the eleven months ended December 31, 2013 and for the twelve months ended December 31, 2014 and 2015, and the consolidated balance sheet data as of December 31, 2014 and 2015 were derived from our audited consolidated financial statements included in this report. The consolidated statements of operations for the twelve months ended December 31, 2015 include Ticketfly results for the two months ended December 31, 2015 and the consolidated balance sheets as of December 31, 2015 include Ticketfly's financial position as of December 31, 2015. The consolidated statement of operations data for the eleven months ended December 31, 2012 is unaudited. Our unaudited consolidated financial statements were prepared on a basis consistent with our audited consolidated financial statements and include, in our opinion, all adjustments, consisting of normal recurring adjustments that we consider necessary for a fair presentation of the financial information set forth in those statements included elsewhere in this report.

The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

	Twelve Months Ended January 31,		Eleven Months Ended December 31,		Twelve Months Ended December 31,
	2012	2013	2012	2013	2014	2015
	(in thousands, except per share data)
Total revenue	$274,340	$427,145	$389,484	$600,233	$920,802	$1,164,043
Net loss attributable to common stockholders	(19,865)	(38,148)	(24,462)	(27,017)	(30,406)	(169,661)
Net loss per share, basic and diluted	(0.19)	(0.23)	(0.15)	(0.15)	(0.15)	(0.79)
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	105,955	168,294	167,956	180,968	205,273	213,790

Key Metrics (unaudited):(1)

	Twelve Months Ended January 31,		Eleven Months Ended December 31,		Twelve Months Ended December 31,
	2012	2013	2012	2013	2014	2015
	(in billions)
Listener hours	8.23	14.01	12.56	15.31	20.03	21.11

	As of January 31,		As of December 31,
	2012	2013	2013	2014	2015
	(in millions)
Active users	47.6	65.6	76.2	81.5	81.1
(1) Listener hours and active users are defined in the section entitled "Key Metrics" in Item 7 of this Annual Report on Form 10-K.

	As of January 31,		As of December 31,
	2012	2013	2013	2014	2015
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$44,126	$65,725	$245,755	$175,957	$334,667
Working capital	89,218	82,644	362,777	439,254	451,675
Total assets	178,015	218,832	673,335	749,290	1,240,657
Long-term debt, net	—	—	—	—	234,577
Total liabilities	73,475	119,843	165,104	165,933	497,270
Common stock and additional paid-in capital	205,971	238,569	675,123	781,030	1,110,562
Total stockholders' equity	104,540	98,989	508,231	583,357	743,387

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

We changed our fiscal year from the twelve months ending January 31 to the calendar twelve months ending December 31, effective beginning with the year ended December 31, 2013. As a result, the period ended December 31, 2013 was shortened from twelve months to an eleven-month transition period.

When financial results for the 2014 annual period are compared to financial results for the 2013 period, the results compare the twelve-month period ended December 31, 2014 and the eleven-month period ended December 31, 2013.

Overview

Pandora

Pandora is the world’s most powerful music discovery platform, offering a personalized experience for each of our listeners wherever and whenever they want to listen to music - whether through earbuds, car speakers or live on stage. Our vision is to be the definitive source of music discovery and enjoyment for billions. The majority of our listener hours occur on mobile devices, with the majority of our revenue generated from advertising on these devices. We offer both local and national advertisers the opportunity to deliver targeted messages to our listeners using a combination of audio, display and video advertisements. Founded by musicians, Pandora also empowers artists with valuable data and tools to help grow their careers and connect with their fans.

For the twelve months ended December 31, 2015, we streamed 21.11 billion hours of internet radio, and as of December 31, 2015, we had 81.1 million active users during the prior 30-day period. Since we launched our non-subscription, ad-supported radio service in 2005 our listeners have created over 9 billion stations.

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

•
Pandora One. Pandora One is a premium daily, monthly or annual paid version of the Pandora service, which currently includes advertisement-free access. Pandora One also enables listeners to have more daily skips, enjoy higher quality audio on supported devices and enjoy longer timeout-free listening.

A key element of our strategy is to make the Pandora service available everywhere that there is internet connectivity. To this end, we make the Pandora service available through a variety of distribution channels. In addition to streaming our service to computers, we have developed Pandora mobile device applications (“apps”) for smartphones and mobile operating systems, such as the iPhone, Android and the Windows Phone and for tablets including the iPad and Android tablets. We distribute those mobile apps free to listeners via app stores. In addition to smartphones and tablets, Pandora is now integrated with more than 1,700 connected devices, including automobiles, automotive aftermarket devices and consumer electronic devices.

Ticketfly

Pandora completed the acquisition of Ticketfly on October 31, 2015. Ticketfly is a leading live events technology company that provides ticketing and marketing software and services for venues and event promoters across North America. Ticketfly's ticketing, digital marketing and analytics software helps promoters book talent, sell tickets and drive in-venue revenue, while Ticketfly's consumer tools help fans find and purchase tickets to events. Tickets are primarily sold through the Ticketfly platform but are also sold through other channels such as box offices. For the twelve months ended December 31, 2015, Ticketfly sold approximately 12.5 million tickets, excluding box office sales, to 4.4 million unique ticket buyers to approximately 90,000 live events, with more than $490 million in gross transaction value, excluding box office sales. Ticketfly’s operating results are included in Pandora’s operating results only for the final two months of 2015.

Recent Events

Acquisitions

Acquisition of Assets from Rdio, Inc. ("Rdio")

On December 23, 2015, we completed the acquisition of technology and intellectual property from Rdio for $77.5 million, which includes $2.5 million in additional purchase consideration transferred prior to the closing of the acquisition. The asset sale was administered and approved by the U.S. Bankruptcy Court. Goodwill generated from the assets acquired is primarily attributable to expected synergies that will allow us to broaden our subscription business and roll out a multi-tier product offering. We have accounted for this acquisition as a business combination, and the financial results of Rdio are included in our consolidated financial statements from the date of acquisition. As a result of the sale of assets, Rdio discontinued its service as of December 22, 2015.

Acquisition of Ticketfly

On October 31, 2015, we completed the acquisition of Ticketfly for an aggregate purchase price of $335.3 million of common stock and cash, including 11,193,847 shares of the Company’s common stock and approximately $191.5 million in cash paid by the Company. Goodwill generated from the Ticketfly acquisition is primarily attributable to expected synergies from future growth and strategic advantages in the ticketing industry. Upon acquisition, Ticketfly became a wholly owned subsidiary of Pandora. We have accounted for this acquisition as a business combination, and the financial results of Ticketfly are included in our consolidated financial statements from the date of acquisition.

Acquisition of Next Big Sound, Inc. ("NBS")

On July 1, 2015, we completed the acquisition of NBS. NBS provides analytics for online music, including analyzing the popularity of musicians in social networks, streaming services and radio. Goodwill generated from the business acquisition is primarily attributable to expected synergies from future growth and from the potential to expand our Artist Marketing Platform ("AMP"). We have accounted for this acquisition as a business combination, and the results of NBS are included in our consolidated financial statements from the date of acquisition.

Acquisition of KXMZ-FM

In June 2013, we entered into an agreement to purchase the assets of KXMZ-FM. The Federal Communications Commission ("FCC") approved the transfer of the FCC licenses and the acquisition was completed in June 2015. We have accounted for this acquisition as a business combination in the twelve months ended December 31, 2015. The results of KXMZ-FM are included in our consolidated financial statements from the date of acquisition, but were not material to our operating results or consolidated balance sheets.

Music Royalty Matters

Copyright Royalty Board ("CRB") Ruling

On December 16, 2015, the CRB announced the new per performance rates that apply for commercial webcasters for calendar years 2016 through 2020 (the “Web IV Proceedings”). The rates and terms take effect January 1, 2016 and represent an approximate 15% increase over Pandora’s 2015 effective per-performance royalty rate based on Pandora’s projected blended rate for subscription and non-subscription performances in 2016. Unlike the royalty structure applicable prior to 2016, the Web IV rates do not include an alternative calculation based on percentage of revenue, but instead are solely based on per-performance rates. The rates for the calendar years 2017 through 2020 will be adjusted by the CRB to reflect the increases or decreases, if any, in the Consumer Price Index, applicable to that rate year. For additional information on the CRB ruling, please see "Item 1. Business—Pandora Content, Copyrights and Royalties."

Direct Licensing Deals

With respect to the public performance of musical works, Pandora has direct licenses with certain publishers for such rights. In addition, during the twelve months ended December 31, 2015, we entered into several direct deals with performing rights organizations ("PROs"), including BMI and ASCAP, among others. The majority of the licenses are structured so that each publisher or PRO receives a pro rata share of 20% of the royalties paid by us for sound recordings, with the pro rata share paid to each publisher or PRO being determined based on our usage of its works. These license agreements are structured differently from previous PRO and publisher licenses, which have traditionally been based on a percentage of a service’s revenue or a flat fee. In connection with the signing of the BMI agreement, we agreed to withdraw our appeal of the May 2015 order in the BMI rate case. Refer to Note 8 "Commitments and Contingencies" in the Notes to Consolidated Financial Statements for further details.

Pre-1972 Copyright Litigation

On April 17, 2014, UMG Recordings, Inc., Sony Music Entertainment, Capitol Records, LLC, Warner Music Group Corp. and ABKCO Music and Records, Inc. filed suit against Pandora Media Inc. in the Supreme Court of the State of New York. The complaint claimed common law copyright infringement and unfair competition arising from allegations that Pandora owed royalties for the public performance of sound recordings recorded prior to February 15, 1972.

In October 2015 the parties reached an agreement whereby we agreed to pay the plaintiffs a total of $90 million. The settlement resolves all past claims as to our use of pre-1972 recordings owned or controlled by the plaintiffs and enables us to reproduce, perform and broadcast such recordings in the United States through December 31, 2016. This agreement was approved by our board of directors and executed on October 21, 2015. Pursuant to this settlement, which covers approximately 90% of total pre-1972 spins on our service, we paid the plaintiffs $60 million in October 2015 and the plaintiffs dismissed the case with prejudice. As a result, cost of revenue - content acquisition costs increased by $65.4 million in the twelve months ended December 31, 2015, of which $57.9 million was related to a one-time cumulative charge to cost of revenue - content acquisition costs related to pre-1972 spins played through September 30, 2015. The remaining charge of $24.6 million will be recorded in cost of revenue - content acquisition costs over the future service period of January 1, 2016 through December 31, 2016 based on expected streaming of pre-1972 recordings over the period. The pre-72 settlement further requires that we make four additional installment payments of $7.5 million each. The first was paid in 2015, and the remaining three installments will be paid on or before April 1, 2016, July 1, 2016 and October 1, 2016.

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

In September 2015, despite confidence in our legal position that we were entitled to the RMLC royalty rate starting in June 2013, and as part of our strategy to strengthen our partnership with the music industry, management decided to forgo the application of the RMLC royalty rate from June 2013 through September 2015. As a result, cost of revenue - content acquisition costs increased by $28.2 million in the twelve months ended December 31, 2015, of which $23.9 million was related to a one-time cumulative charge to cost of revenue - content acquisition costs related to spins played from June 2013 through September 30, 2015 in order to align the cumulative cost of revenue - content acquisition costs to the amounts previously paid at the rates that were set in the rate court proceedings in March 2014 for ASCAP and May 2015 for BMI. We recorded cost of revenue - content acquisition costs for the performing rights organizations at the rates established by the rate courts for the three months ended December 31, 2015, and we intend to record such costs at the rates established by direct licensing agreements beginning in 2016.

Other

Convertible Debt Offering

On December 9, 2015, we completed an unregistered Rule 144A offering of $345.0 million aggregate principal amount of our 1.75% Convertible Senior Notes due 2020 (the “Notes”). The Notes were offered only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. In connection with the offering of the Notes, we entered into capped call transactions with the initial purchaser of the Notes and an additional financial institution (“capped call transactions”), which are designed to reduce the potential dilutive effect of issuing shares in connection with the future conversion of the Notes, if any. The net proceeds from the sale of the Notes were approximately $336.5 million, after deducting the initial purchaser’s fees and other estimated expenses. We used approximately $43.2 million of the net proceeds to pay the cost of the capped call transactions, and we intend to use the remainder of the net proceeds for general corporate purposes, including funding expansion of our business and to pursue additional growth opportunities. Refer to Note 7 "Debt Instruments" in the Notes to Consolidated Financial Statements for further details.

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

•
Cost of Revenue—Content Acquisition Costs. The number of sound recordings we transmit to users of the Pandora service, as generally reflected by listener hours, drives a substantial majority of our content acquisition costs, although historically certain of our licensing agreements required us to pay fees for public performances of musical works based on a percentage of revenue.

We pay content acquisition costs, or royalties, to the copyright owners and performers, or their agents, of each sound recording that we stream, as well as to the publishers and songwriters, or their agents, for the musical works embodied in each of those sound recordings, subject to certain exclusions. Royalties for sound recordings are negotiated with and paid to record labels, rights organizations or to SoundExchange, Inc. ("SoundExchange") and Merlin Networks B.V ("Merlin"). Royalties for musical works are most often negotiated with and paid to performing rights organizations (“PROs") such as ASCAP, BMI and SESAC, Inc. (“SESAC”) or directly to publishing companies. Royalties are calculated based on the number of sound recordings streamed, revenue earned or other usage measures.

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

Given the current royalty structures in effect through the end of 2020 with respect to the public performance of sound recordings in the United States, our content acquisition costs increase with each additional listener hour, regardless of whether we are able to generate more revenue. As such, our ability to achieve and sustain profitability and operating leverage depends on our ability to increase our revenue per hour of streaming through increased advertising revenue across all of our delivery platforms.

In 2016, we expect to substantially increase our investments in our operations to drive anticipated future growth. One of our key objectives is to be the most powerful music discovery platform, which we believe will strengthen our brand and help us to convince advertisers to allocate spending towards our ad products. As such, a central focus is adding, retaining and engaging listeners to build market share and grow our listener hours. As our business has begun to mature, our revenue growth has begun to exceed the growth in our listener hours. However, we expect to incur increasing annual net losses in the near term because our current strategy is to leverage improvements in gross profit by investing in broadening distribution channels and developing innovative and scalable products. These investments are intended to drive further growth in our business through both increased listener hours and monetization of those hours, and as a result we are targeting gradual improvements in gross profit over time. Our planned reinvestment of the resulting incremental gross profit will continue to depress the growth of our profitability.

We completed four acquisitions in 2015, and we may continue to pursue acquisitions as a means of expanding our product offerings and technology assets. Our completed and potential acquisitions require extensive management time and capital resources to complete and integrate, and there is no assurance that we will ultimately realize the expected benefits of our acquisitions.

Key Metrics

The below key metrics do not include Ticketfly amounts unless otherwise specifically stated.

Listener Hours

We track listener hours because it is a key indicator of the growth of our business. Beginning with the listener hours disclosed in this annual report, we are also including listener hours related to our non-radio content offerings in the definition of listener hours. These offerings include non-music content such as podcasts, as well as custom music content such as Pandora Premiers and artist mixtapes. Historically, listener hours related to non-radio content represented a negligible number of listener hours. Including non-radio content in the listener hours we have previously reported for 2013, 2014 and 2015 would not have changed the reported listener hours for any such period. We calculate listener hours based on the total bytes served for each track that is requested and served from our servers, as measured by our internal analytics systems, whether or not a listener listens to the entire track. For non-music content such as podcasts, episodes are divided into approximately track-length parts, which are treated as tracks under this definition. To the extent that third-party measurements of listener hours are not calculated using a similar server-based approach, the third-party measurements may differ from our measurements.

The table below sets forth our total listener hours for the eleven months ended December 31, 2013 and the twelve months ended December 31, 2014 and 2015.

	Eleven Months Ended December 31,	Twelve Months Ended December 31,
	2013	2014	2015
	(in billions)
Listener hours	15.31	20.03	21.11

Active Users
We track the number of active users as an additional indicator of the breadth of audience we are reaching at a given time. We define active users as the number of distinct registered users, including subscribers that have requested audio from our servers within the trailing 30 days to the end of the final calendar month of the period. The number of active users may overstate the number of unique individuals who actively use our service within a month as one individual may register for, and use, multiple accounts. Beginning with the active users disclosed in this annual report, we are also including active users who only request non-radio content offerings in the definition of active users. Including users who only request non-radio content in the calculation of active users would not have materially changed the reported active users for 2013, 2014 or 2015.
The table below sets forth our total active users as of December 31, 2014 and 2015.

	As of December 31,
	2014	2015
	(in millions)
Active users	81.5	81.1
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

The table below sets forth our users on an advertising and subscription basis as of December 31, 2014 and 2015.

	As of December 31,
	2014	2015
User Type	Users (in millions)
Ad-based active users	78.5	77.6
Subscribers*	3.6	3.9
Total	82.1	81.5
* Includes subscribers that have not used our service within the trailing 30 days to the end of the final calendar month of the period.

The table below sets forth our listener hours on an advertising and subscription basis for the eleven months ended December 31, 2013 and the twelve months ended December 31, 2014 and 2015.

	Eleven Months Ended December 31,	Twelve Months Ended December 31,
	2013	2014	2015
User Type	Listener hours (in billions)
Ad-based active users	13.34	17.58	18.47
Subscribers	1.97	2.45	2.64
Total	15.31	20.03	21.11

Advertising Revenue per Thousand Listener Hours (“ad RPMs”)

We track ad RPMs for our non-subscription, ad-supported service because it is a key indicator of our ability to monetize advertising inventory created by our listener hours. We focus on ad RPMs across all of our delivery platforms. We believe ad RPMs to be the central top-line indicator for evaluating the results of our monetization efforts. Ad RPMs are calculated by dividing advertising revenue by the number of thousands of listener hours of our advertising-based service.

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
The table below sets forth our RPMs and LPMs, including total, computer and mobile and other connected devices, on an ad, subscription and total basis for the eleven months ended December 31, 2013 and the twelve months ended December 31, 2014 and 2015.

	Eleven Months Ended December 31,		Twelve Months Ended December 31,
	2013		2014		2015
	RPM	LPM*	RPM	LPM*	RPM**	LPM*
Advertising
Computer	$56.79	$18.94	$62.00	$20.76	$67.99	$28.79
Mobile and other connected devices	31.97	18.63	37.84	20.23	47.56	25.68
Total advertising	$36.70	$18.69	$41.66	$20.31	$50.52	$26.13

Subscription
Computer	$52.38	$31.83	$60.56	$33.37	$71.75	$45.70
Mobile and other connected devices	57.77	33.87	82.25	37.41	86.80	49.18
Total subscription	$56.27	$33.30	$76.89	$36.41	$83.66	$48.45

Total
Total computer	$56.01	$21.23	$61.74	$23.02	$68.63	$31.68
Total mobile and other connected devices	34.98	20.41	42.77	22.14	52.13	28.42
Total	$39.22	$20.57	$45.97	$22.28	$54.65	$28.92

* Under the Pureplay Settlement, we pay per-performance rates for the streaming of sound recordings for our Pandora One subscription service that are higher than the per-performance rates for our non-subscription, ad-supported service.
**The calculation of RPMs does not include revenue generated by Ticketfly or Next Big Sound.

Total Ad RPMs

For the twelve months ended December 31, 2015 compared to 2014, total ad RPMs increased primarily due to an increase in ad RPMs on the mobile and other connected devices platform. Ad RPMs on the mobile and other connected devices platform increased as advertising revenue growth outpaced the growth in advertising listener hours as a result of an increase in the average price per ad sold on that platform, due in part to our increase in relative volume of local ad sales.

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
Total Subscription RPMs

For the twelve months ended December 31, 2015 compared to 2014, total subscription RPMs increased primarily due to an increase in subscription RPMs on the mobile and other connected devices platform. Subscription RPMs on the mobile and other connected devices platform increased as the growth in subscription and other revenue outpaced the growth in subscription listener hours, primarily due to an increase in the average price per subscriber as a result of the increase in the Pandora One pricing structure and an increase in subscribers.
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
Total Ad LPMs

Total ad LPMs in the twelve months ended December 31, 2015 compared to 2014 increased as the growth in cost of revenue - content acquisition costs outpaced the growth in advertising listener hours. Cost of revenue - content acquisition costs increased by $65.4 million in the twelve months ended December 31, 2015, of which $57.9 million was related to a one-time cumulative charge to cost of revenue - content acquisition costs for the pre-1972 sound recordings settlement. In addition, cost of revenue - content acquisition costs increased by $28.2 million in the twelve months ended December 31, 2015, of which $23.9 million was related to a one-time cumulative charge to cost of revenue - content acquisition as a result of our decision to forgo the application of the RMLC publisher royalty rate from June 2013 to September 2015. Total ad LPMs also increased as a result of scheduled rate increases for sound recordings paid to SoundExchange.
Total ad LPMs in the twelve months ended December 31, 2014 compared to the eleven months ended December 31, 2013 increased primarily due to scheduled rate increases for sound recording royalties paid to SoundExchange.
Total Subscription LPMs

Total subscription LPMs in the twelve months ended December 31, 2015 compared to 2014 increased as the growth in cost of revenue - content acquisition costs outpaced the growth in subscription listener hours. Cost of revenue - content acquisition costs increased by $65.4 million in the twelve months ended December 31, 2015, of which $57.9 million was related to a one-time cumulative charge to cost of revenue - content acquisition costs for the pre-1972 sound recordings settlement. In addition, cost of revenue - content acquisition costs increased by $28.2 million in the twelve months ended December 31, 2015, of which $23.9 million was related to a one-time cumulative charge to cost of revenue - content acquisition as a result of our decision to forgo the application of the RMLC publisher royalty rate from June 2013 to September 2015. Total subscription LPMs also increased as a result of scheduled rate increases for sound recordings paid to SoundExchange.
Total subscription LPMs in the twelve months ended December 31, 2014 compared to the eleven months ended December 31, 2013 increased primarily due to scheduled rate increases for sound recording royalties paid to SoundExchange.

Basis of Presentation and Results of Operations

The following table presents our results of operations for the periods indicated as a percentage of total revenue. Our results of operations for the twelve months ended December 31, 2015 include operating results of Ticketfly for the two months ended December 31, 2015. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Eleven Months Ended December 31,	Twelve Months Ended December 31,
	2013	2014	2015
Revenue
Advertising	82%	80%	80%
Subscription and other	18	20	19
Ticketing service	—	—	1
Total revenue	100	100	100
Cost of revenue
Cost of revenue—Content acquisition costs	52	48	52
Cost of revenue—Other(1)	7	7	7
Cost of revenue—Ticketing service(1)	—	—	1
Total cost of revenue	59	55	60
Gross profit	41	45	40
Operating expenses
Product development(1)	5	6	7
Sales and marketing(1)	28	30	34
General and administrative(1)	12	12	13
Total operating expenses	45	48	55
Loss from operations	(4)	(3)	(15)
Other income (expense), net	—	—	—
Loss before provision for income taxes	(4)	(3)	(15)
Provision for income taxes	—	—	—
Net loss	(5)%	(3)%	(15)%

(1) Includes stock-based compensation as follows:
Cost of revenue—Other	0.3%	0.5%	0.5%
Cost of revenue—Ticketing service	—	—	—
Product development	1.5	1.9	2.0
Sales and marketing	3.4	4.6	4.5
General and administrative	1.5	2.5	2.5
Note: Amounts may not recalculate due to rounding

Revenue

	Eleven Months Ended December 31,	Twelve Months Ended December 31,		Twelve Months Ended December 31,
	2013	2014	$ Change	2014	2015	$ Change
	(in thousands)			(in thousands)
Revenue
Advertising	$489,340	$732,338	$242,998	$732,338	$933,305	$200,967
Subscription and other	110,893	188,464	77,571	188,464	220,571	32,107
Ticketing service	—	—	—	—	10,167	10,167
Total revenue	$600,233	$920,802	$320,569	$920,802	$1,164,043	$243,241

Advertising Revenue

We generate advertising revenue primarily from audio, display and video advertising, which is typically sold on a cost-per-thousand impressions, or CPM, basis. Advertising campaigns typically range from one to twelve months, and advertisers generally pay us based on the number of delivered impressions or the satisfaction of other criteria, such as click-throughs. We also have arrangements with advertising agencies under which these agencies sell advertising inventory on our service directly to advertisers. We report revenue under these arrangements net of amounts due to agencies. For the eleven months ended December 31, 2013 and the twelve months ended December 31, 2014 and 2015, advertising revenue accounted for 82%, 80% and 80%, of our total revenue, respectively. We expect that advertising will comprise a substantial majority of revenue for the foreseeable future.

For the twelve months ended December 31, 2015 compared to 2014, advertising revenue increased $201.0 million or 27%, primarily due to an approximate 25% increase in the average price per ad sold, due in part to our increase in relative volume of local ad sales and our focus on monetizing mobile inventory, and an approximate 5% increase in the number of ads sold, primarily due to an increase in advertising listener hours.

For the twelve months ended December 31, 2014 compared to the eleven months ended December 31, 2013, advertising revenue increased by $243.0 million or 50%, primarily due to an approximate 25% increase in the average price per ad sold, due in part to our increase in relative volume of local ad sales and our focus on monetizing mobile inventory, and an approximate 15% increase in the number of ads sold, primarily due to an increase in advertising listener hours. In addition, the remaining increase in advertising revenue was due to the twelve months ended December 31, 2014 having one additional month as compared to the eleven months ended December 31, 2013.

Subscription and other revenue

Subscription and other revenue is generated primarily through the sale of Pandora One, a daily, monthly or annual subscription to a premium version of the Pandora service, which currently includes advertisement-free access and higher audio quality on supported devices. Subscription revenue is recognized on a straight-line basis over the duration of the subscription period. For the eleven months ended December 31, 2013 and the twelve months ended December 31, 2014 and 2015, subscription and other revenue accounted for 18%, 20% and 19% of our total revenue, respectively.

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

For the twelve months ended December 31, 2015 compared to 2014, subscription revenue increased $32.1 million or 17%, primarily due to an approximate 15% increase in the average price per subscription as a result of the change in the Pandora One pricing structure and due to an approximate 10% increase in the number of subscribers.

For the twelve months ended December 31, 2014 compared to the eleven months ended December 31, 2013, subscription and other revenue increased by $77.6 million, or 70%, primarily due to an approximate 25% increase in the average price per subscription as a result of the change in the Pandora One pricing structure and due to an approximate 10%

increase in the number of subscribers. The increase in subscription revenue for the twelve months ended December 31, 2014 was also due to a $14.2 million increase in subscription revenue in connection with the one-time recognition of the accumulation of deferred revenue related to certain subscriptions purchased through mobile app stores. Refer to “Deferred Revenue” below for further details regarding these mobile subscriptions. In addition, the remaining increase in subscription revenue was due to the twelve months ended December 31, 2014 having one additional month as compared to the eleven months ended December 31, 2013.

Ticketing service

Ticketing service revenue is generated primarily from service and merchant processing fees generated on ticket sales through the Ticketfly platform. Ticketfly sells tickets to fans for events on behalf of clients and charges a fee per ticket, which generally increases as the face value of the ticket increases, or a percentage of the total convenience charge and order processing fee, for its services at the time the ticket for an event is sold. Ticketing service revenue is recorded net of the face value of the ticket at the time of the sale, as Ticketfly generally acts as the agent in these transactions. As Ticketfly was acquired on October 31, 2015, the consolidated statements of operations include ticketing service revenue for the two months ended December 31, 2015. For the two months ended December 31, 2015, ticketing service revenue accounted for approximately 1% of our total revenue. We had no ticketing service revenue in the eleven months ended December 31, 2013 or the twelve months ended December 31, 2014.

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

We were required to defer revenue for certain subscriptions purchased through mobile app stores that contained refund rights until the refund rights lapsed or until we developed sufficient operating history to estimate a return reserve. As of December 31, 2013, we had deferred all revenue related to these mobile subscriptions subject to refund rights totaling approximately $14.2 million, as we did not have sufficient transaction history to estimate a return reserve. Beginning in January 2014, we had sufficient transaction history that enabled us to estimate future returns. Accordingly, in January 2014, we began recording revenue related to these mobile subscriptions net of estimated returns. This resulted in a one-time increase in subscription revenue in the three months ended March 31, 2014 of approximately $14.2 million, as the previously deferred revenue was recognized. As of December 31, 2015, the deferred revenue related to the return reserve was not significant.

Costs and Expenses

Cost of revenue consists of cost of revenue—content acquisition costs, cost of revenue—other and cost of revenue - ticketing. Our operating expenses consist of product development, sales and marketing and general and administrative costs. Cost of revenue—content acquisition costs are the most significant component of our costs and expenses, followed by employee-related costs, which include stock-based compensation expenses. We expect to continue to hire additional employees in order to support our anticipated growth and our product development initiatives. In any particular period, the timing of additional hires could materially affect our cost of revenue and operating expenses, both in absolute dollars and as a percentage of revenue. We anticipate that our costs and expenses will increase in the future.

Cost of revenue—Content Acquisition Costs

	Eleven Months Ended December 31,	Twelve Months Ended December 31,		Twelve Months Ended December 31,
	2013	2014	$ Change	2014	2015	$ Change
	(in thousands)			(in thousands)
Cost of revenue—Content acquisition costs	$314,866	$446,377	$131,511	$446,377	$610,362	$163,985

Content Acquisition Costs as a Percentage of Advertising Revenue by Platform

	Eleven Months Ended December 31,	Twelve Months Ended December 31,
	2013	2014	2015
Computer	34%	34%	41%
Mobile and other connected devices	58%	53%	55%

Cost of revenue—content acquisition costs principally consist of royalties paid for streaming music or other content to our listeners. Royalties are currently calculated using negotiated rates documented in agreements. The majority of our royalties are payable based on a fee per public performance of a sound recording, while in other cases our royalties are payable based on a percentage of our revenue or a formula that involves a combination of per performance and revenue metrics. For certain royalty arrangements, we accrue for estimated royalties based on the available facts and circumstances and adjust these estimates as more information becomes available. The results of any finalized negotiation may be materially different from our estimates.

We estimate our advertising-based content acquisition costs attributable to specific platforms by allocating costs from royalties payable based on a fee per track to the platform for which the track is served and by allocating costs from royalties based on a percentage of our revenue in accordance with the overall percentage of our revenue estimated to be attributable to such platforms. While we believe that comparing disaggregated content acquisition costs and revenues across our delivery platforms may provide directional insight for evaluating our efforts to monetize our service by platform, we do not validate such disaggregated metrics to the level of financial statement reporting. We continue to refine our systems and methodologies used to categorize such metrics across our delivery platforms and the period-to-period comparisons of results are not necessarily indicative of results for future periods.

For the twelve months ended December 31, 2015 compared to 2014, content acquisition costs increased $164.0 million or 37%, primarily due to an increase of $65.4 million related to pre-1972 sound recordings in the twelve months ended December 31, 2015, of which $57.9 million was related to a one-time cumulative charge to cost of revenue - content acquisition costs for the pre-1972 sound recordings settlement. In addition, cost of revenue - content acquisition costs increased by $28.2 million related to publisher royalty rate increases in the twelve months ended December 31, 2015, of which $23.9 million was related to a one-time cumulative charge to cost of revenue - content acquisition as a result of our decision to forgo the application of the RMLC publisher royalty rate from June 2013 to September 2015. Cost of revenue - content acquisition costs also increased due to scheduled sound-recording royalty rate increases of 8%. Content acquisition costs as a percentage of total revenue increased from 48% to 52%, primarily due to the increased royalties related to pre-1972 sound recordings, RMLC publisher royalties and scheduled sound-recording royalty rate increases of 8%, offset by an increase in advertising sales. Estimated content acquisition costs as a percentage of the advertising revenue attributable to our computer platform increased from 34% to 41%, and estimated content acquisition costs as a percentage of the advertising revenue attributable to our mobile and other connected devices platform increased from 53% to 55%, in each case primarily due to the increased royalties related to the pre-1972 sound recordings settlement, RMLC publisher royalties and scheduled sound-recording royalty rate increases of 8%, offset by an increase in advertising sales on both the computer and mobile and other connected devices platforms.

For the twelve months ended December 31, 2014 compared to the eleven months ended December 31, 2013, content acquisition costs increased by $131.5 million or 42%, primarily due to an approximate 20% increase in listener hours and scheduled sound-recording royalty rate increases of 8%. In addition, the remaining increase in content acquisition costs was due to the twelve months ended December 31, 2014 having one additional month as compared to the eleven months ended December 31, 2013. Content acquisition costs as a percentage of total revenue decreased from 52% to 48%, primarily due to an increase in advertising revenue and a $14.2 million increase in subscription revenue in connection with the one-time recognition of the accumulation of deferred revenue related to certain subscriptions purchased through mobile app stores. Refer to “Deferred Revenue” above for further details regarding these mobile subscriptions. Estimated content acquisition costs as a percentage of the advertising revenue attributable to our computer platform were 34% in both the eleven months ended December 31, 2013 and the twelve months ended December 31, 2014, primarily due to an increase in advertising revenue on the computer platform as a result of an increase in the average price per ad sold, offset by scheduled rate increases. Estimated content acquisition costs as a percentage of the advertising revenue attributable to our mobile and other connected devices platform decreased from 58% to 53%, primarily due to an increase in advertising revenue on the mobile and other connected devices platform as a result of an increase in the average price per ad sold and an increase in the number of ads sold. The decrease in estimated content acquisition costs as a percentage of the advertising revenue attributable to our mobile and other connected devices platform was also due to the effect of measures we have adopted to manage the growth of mobile content acquisition costs while minimizing adverse effects on the listener experience, such as adjusting the number of times users can skip songs during a given listening session, as well as optimizing time-based thresholds whereby music will stop playing after a certain length of user inactivity with the service, partially offset by scheduled rate increases.

Cost of Revenue—Other

	Eleven Months Ended December 31,	Twelve Months Ended December 31,		Twelve Months Ended December 31,
	2013	2014	$ Change	2014	2015	$ Change
	(in thousands)			(in thousands)
Cost of revenue—Other	$42,217	$61,627	$19,410	$61,627	$79,858	$18,231

Cost of revenue—other consists primarily of ad and music serving costs, employee-related and facilities and equipment costs and other costs of ad sales. Ad and music serving costs consist of content streaming, maintaining our internet radio service and creating and serving advertisements through third-party ad servers. We make payments to third-party ad servers for the period the advertising impressions are delivered or click-through actions occur, and accordingly, we record this as a cost of revenue in the related period. Employee-related costs include salaries and benefits associated with supporting music and ad serving functions. Other costs of ad sales include costs related to music events that are sold as part of advertising arrangements.

For the twelve months ended December 31, 2015 compared to 2014, cost of revenue—other increased $18.2 million or 30%, primarily due to an $11.3 million increase in ad and music serving costs driven by an increase in impressions served and a $6.7 million increase in employee-related and facilities and equipment costs, which were driven by an approximate 75% increase in headcount.

For the twelve months ended December 31, 2014 compared to the eleven months ended December 31, 2013, cost of revenue—other increased by $19.4 million or 46%, primarily due to a $7.3 million increase in employee-related and facilities and equipment costs, which were driven by an approximate 20% increase in headcount, a $4.2 million increase in ad and music serving costs driven by an increase in impressions served and a $2.3 million increase in other costs of ad sales related to events sold as part of advertising arrangements. In addition, the remaining increase in cost of revenue—other was due to the twelve months ended December 31, 2014 having one additional month as compared to the eleven months ended December 31, 2013.

Cost of Revenue - Ticketing Service

	Eleven Months Ended December 31,	Twelve Months Ended December 31,		Twelve Months Ended December 31,
	2013	2014	$ Change	2014	2015	$ Change
	(in thousands)			(in thousands)
Cost of revenue—Ticketing service	$—	$—	$—	$—	$7,121	$7,121

Cost of revenue—ticketing service consists primarily of ticketing revenue share costs, credit card fees and other cost of revenue and intangible amortization expense. The majority of these costs are related to revenue share costs, which consist of royalties paid to clients for their share of convenience and order processing fees. Intangible amortization expense is related to amortization of developed technology acquired in connection with the Ticketfly acquisition.

For the two months ended December 31, 2015, cost of revenue—ticketing service was $7.1 million and consisted of $4.4 million in revenue share costs, $1.7 million in credit card fees and other cost of revenue and $1.0 million in intangible amortization of developed technology.

Gross Profit

	Eleven Months Ended December 31,	Twelve Months Ended December 31,		Twelve Months Ended December 31,
	2013	2014	$ Change	2014	2015	$ Change
	(in thousands)			(in thousands)
Gross profit
Total revenue	$600,233	$920,802	$320,569	$920,802	$1,164,043	$243,241
Total cost of revenue	357,083	508,004	150,921	508,004	697,341	189,337
Gross profit	$243,150	$412,798	$169,648	$412,798	$466,702	$53,904
Gross margin	41%	45%		45%	40%

For the twelve months ended December 31, 2015 compared to 2014, gross profit increased by $53.9 million or 13%, primarily due to an increase in advertising revenue as a result of an increase in the average price per ad sold and an increase in the number of ads sold. Gross margin decreased from 45% to 40% as the growth in content acquisition costs outpaced the growth in revenue primarily due to the increase of $65.4 million related to pre-1972 sound recordings settlement, the increase of $28.2 million related to publisher royalty rate increases and scheduled sound-recording royalty rate increases of 8%.

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

Product Development

	Eleven Months Ended December 31,	Twelve Months Ended December 31,		Twelve Months Ended December 31,
	2013	2014	$ Change	2014	2015	$ Change
	(in thousands)			(in thousands)
Product development	$31,294	$53,153	$21,859	$53,153	$84,581	$31,428

Product development consists primarily of employee-related and facilities and equipment costs, including salaries and benefits related to employees in software engineering, music analysis and product management departments, information technology and costs associated with supporting consumer connected-device manufacturers in implementing our service in their products. We incur product development expenses primarily for improvements to our website and the Pandora app, development of new advertising products and development and enhancement of our personalized station generating system. We have generally expensed product development as incurred. Certain website development and internal use software development costs are capitalized when specific criteria are met. In such cases, the capitalized amounts are amortized over the useful life of the related application once the application is placed in service. We intend to substantially increase investments in developing new products and enhancing the functionality of our existing products.

For the twelve months ended December 31, 2015 compared to 2014, product development expenses increased $31.4 million or 59%, primarily due to a $29.2 million increase in employee-related and facilities and equipment costs, which were driven by an approximate 115% increase in headcount and a $1.3 million increase in professional fees.

For the twelve months ended December 31, 2014 compared to the eleven months ended December 31, 2013, product development expenses increased by $21.9 million or 70%, primarily due to a $18.1 million increase in employee-related and facilities and equipment costs, which were driven by an approximate 35% increase in headcount. In addition, the remaining increase in product development expenses was due to the twelve months ended December 31, 2014 having one additional month as compared to the eleven months ended December 31, 2013.

Sales and Marketing

	Eleven Months Ended December 31,	Twelve Months Ended December 31,		Twelve Months Ended December 31,
	2013	2014	$ Change	2014	2015	$ Change
	(in thousands)			(in thousands)
Sales and marketing	$169,005	$277,330	$108,325	$277,330	$398,169	$120,839

Sales and marketing consists primarily of employee-related and facilities and equipment costs, including salaries, commissions and benefits related to employees in sales, sales support, marketing, advertising and music maker group departments. In addition, sales and marketing expenses include transaction processing commissions on subscription purchases through mobile app stores, external sales and marketing expenses such as brand marketing, advertising, direct response and search engine marketing costs, public relations expenses, costs related to music events, agency platform and media measurement expenses, infrastructure costs and amortization expense related to acquired intangible assets.

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

For the twelve months ended December 31, 2015 compared to 2014, sales and marketing expenses increased $120.8 million or 44%, primarily due to a $54.0 million increase in employee-related and facilities and equipment costs, which were driven by an approximate 40% increase in headcount, a $45.3 million increase in brand marketing, advertising, direct response and search costs, which were driven by advertising campaigns that were launched in the twelve months ended December 31, 2015, an $11.2 million increase in transaction processing commissions on subscription purchases through mobile app stores, a $5.3 million increase in costs related to music events, a $2.2 million increase in professional fees, a $1.4 million increase in agency platform and media measurement expenses and a $1.1 million increase in amortization expense related to acquired intangible assets.

For the twelve months ended December 31, 2014 compared to the eleven months ended December 31, 2013, sales and marketing expenses increased by $108.3 million or 64%, primarily due to a $64.5 million increase in employee-related and facilities and equipment costs, which were driven by an approximate 30% increase in headcount, a $10.3 million increase in brand marketing, advertising, direct response and search costs, a $9.0 million increase in transaction processing commissions on subscription purchases through mobile app stores, a $2.3 million increase in agency platform and media measurement expenses, a $1.9 million increase in costs related to music events and a $1.2 million increase in public relations expenses. In addition, the remaining increase in sales and marketing expenses was due to the twelve months ended December 31, 2014 having one additional month as compared to the eleven months ended December 31, 2013.

General and Administrative

	Eleven Months Ended December 31,	Twelve Months Ended December 31,		Twelve Months Ended December 31,
	2013	2014	$ Change	2014	2015	$ Change
	(in thousands)			(in thousands)
General and administrative	$69,300	$112,443	$43,143	$112,443	$153,943	$41,500

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

For the twelve months ended December 31, 2015 compared to 2014, general and administrative expenses increased $41.5 million or 37%, primarily due to a $22.4 million increase in employee-related, facilities and equipment costs, which were driven by an approximate 45% increase in headcount, a $13.8 million increase in professional services costs primarily due to royalty and other legal matters and a $3.0 million increase in credit card fees.

For the twelve months ended December 31, 2014 compared to the eleven months ended December 31, 2013, general and administrative expenses increased by $43.1 million  or 62%, primarily due to a $26.4 million increase in employee-related and facilities and equipment costs, which were driven by an approximate 40% increase in headcount, a $5.5 million increase in professional services costs primarily due to royalty-related legal matters, a $1.2 million increase in credit card fees and a $1.0 million increase in infrastructure costs. In addition, the remaining increase in general and administrative expenses was due to the twelve months ended December 31, 2014 having one additional month as compared to the eleven months ended December 31, 2013.

Other income (expense), net

Other income (expense), net in the twelve months ended December 31, 2015 consists primarily of interest expense on our 1.75% Convertible Senior Notes due 2020, offset by interest income from available-for-sale securities. We expect interest expense to grow significantly as a result of the issuance of our Notes in December 2015. Refer to Note 7 “Debt Instruments” in the Notes to Consolidated Financial Statements for further details on our Notes.

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

During the year ended December 31, 2015, we released $1.8 million of our valuation allowance as a result of acquisitions. Deferred tax liabilities were established for the book-tax basis difference related to acquired intangible assets. The net deferred tax liabilities provided an additional source of income to support the realizability of pre-existing deferred tax assets.

Liquidity and Capital Resources

As of December 31, 2015, we had cash, cash equivalents and investments totaling $416.9 million, which consisted of cash and money market funds held at major financial institutions, commercial paper, investment-grade corporate debt securities and U.S. government and government agency debt securities.

On December 9, 2015, we completed an unregistered Rule 144A offering of $345.0 million aggregate principal amount of our 1.75% Convertible Senior Notes due 2020. The net proceeds from the sale of the Notes were approximately $336.5 million, after deducting the initial purchaser’s fees and other estimated expenses. We used approximately $43.2 million of the net proceeds to pay the cost of the capped call transactions. Refer to Note 7 “Debt Instruments” in the Notes to Consolidated Financial Statements for further details on our Notes.

In September 2013, we completed a follow-on public equity offering in which we sold an aggregate of 15,730,000 shares of our common stock at a public offering price of $25.00 per share. We received aggregate net proceeds of $378.7 million, after deducting underwriting discounts and commissions and offering expenses from sales of our shares in the offering.

Our principal uses of cash during the twelve months ended December 31, 2015 were funding our operations, as described below, the acquisitions of Ticketfly, Rdio and NBS, royalty settlements and capital expenditures.

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

Our Indebtedness

Credit Facility

In May 2011, we entered into a $30.0 million credit facility with a syndicate of financial institutions. In September 2013, we amended this credit facility. The amendment increased the aggregate commitment amount from $30.0 million to $60.0 million, extended the maturity date from May 12, 2015 to September 12, 2018 and decreased the interest rate on borrowings. In December 2015, we further amended this credit facility. The amendment increased the aggregate commitment amount to a maximum aggregate commitment amount of $120.0 million. Refer to Note 7 “Debt Instruments” in the Notes to Consolidated Financial Statements for further details regarding our credit facility.

1.75% Convertible Senior Notes Due 2020

On December 9, 2015, we completed an unregistered Rule 144A offering of $345.0 million aggregate principal amount of our 1.75% Convertible Senior Notes due 2020. The net proceeds from the sale of the Notes were approximately $336.5 million, after deducting the initial purchaser’s fees and other estimated expenses. We used approximately $43.2 million of the net proceeds to pay the cost of the capped call transactions. Refer to Note 7 “Debt Instruments” in the Notes to Consolidated Financial Statements for further details on our Notes.

The Notes are unsecured, senior obligations of Pandora, and interest is payable semi-annually at a rate of 1.75% per annum. The Notes will mature on December 1, 2020, unless earlier repurchased or redeemed by Pandora or converted in accordance with their terms prior to such date. Prior to July 1, 2020, the Notes are convertible at the option of holders only upon the occurrence of specified events or during certain periods; thereafter, until the second scheduled trading day prior to maturity, the Notes will be convertible at the option of holders at any time.

The conversion rate for the Notes is initially 60.9050 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $16.42 per share of our common stock, and is subject to adjustment in certain circumstances.

The Notes were separated into debt and equity components and assigned a fair value. The value assigned to the debt component is the estimated fair value as of the issuance date of similar debt without the conversion feature. The difference between the cash proceeds and this estimated fair value represents the value which has been assigned to the equity component and recorded as a debt discount. The debt discount is being amortized using the effective interest method.

The capped call transactions are expected generally to reduce the potential dilution to our common stock and/or offset the cash payments we would be required to make in excess of the principal amount of the converted Notes in the event that the market price of our common stock, as measured under the terms of the capped call transaction, is greater than the strike price of the capped call transaction, with such reduction and/or offset subject to a cap based on the cap price of the capped call transactions. The strike price of the capped call transactions corresponds to the initial conversion price of the Notes and is subject to certain adjustments under the terms of the capped call transactions. The capped call transactions have an initial cap price of $25.26 per share and are subject to certain adjustments under the terms of the capped call transactions. The capped call transactions have been included as a net reduction to additional paid-in capital within stockholders’ equity.

Capital Expenditures

Consistent with previous periods, future capital expenditures will primarily focus on acquiring additional hosting and general corporate infrastructure. Our access to capital is adequate to meet our anticipated capital expenditures for our current plans.

Historical Trends

The following table summarizes our cash flow data for the eleven months ended December 31, 2013 and the twelve months ended December 31, 2014 and 2015. Our cash flow data for the twelve months ended December 31, 2015 include cash flow data of Ticketfly for the two months ended December 31, 2015.

	Eleven Months Ended December 31,	Twelve Months Ended December 31,
	2013	2014	2015
	(in thousands)
Net cash provided by (used in) operating activities	$(2,986)	$21,029	$(42,082)
Net cash used in investing activities	(211,919)	(112,200)	(102,266)
Net cash provided by financing activities	394,997	21,661	303,135

Operating activities

In the twelve months ended December 31, 2015, net cash used by operating activities was $42.1 million and primarily consisted of our net loss of $169.7 million and increases in accounts receivable and prepaid and other assets of $55.9 million and $18.9 million, offset by decreases in accounts payable, accrued and other current liabilities and accrued royalties of $18.1 million and $23.7 million, and non-cash charges of $141.2 million, primarily related to $111.6 million in stock-based compensation charges and $24.5 million in depreciation and amortization charges. Cash provided by operating activities decreased $63.1 million from the twelve months ended December 31, 2014, primarily due to a $139.3 million increase in our net loss, offset by a $24.6 million increase in stock-based compensation expense as a result of an increase in headcount.

In the twelve months ended December 31, 2014, net cash provided by operating activities was $21.0 million and primarily consisted of non-cash charges of $106.3 million, primarily related to $87.1 million in stock-based compensation charges, offset by an increase in accounts receivable of $55.5 million driven by an increase in revenue and our net loss of $30.4 million. Net cash provided by operating activities also included a $28.2 million decrease in deferred revenue from December 31, 2013, primarily due to the one-time recognition of the accumulation of deferred revenue related to certain subscriptions purchased through mobile app stores of $14.2 million and due to a decrease in deferred revenue as a result of the elimination of the annual subscription option from March through December 2014, as we collected less cash upfront under the one-month subscription period as opposed to the twelve-month subscription period under the annual subscription option. Cash provided by operating activities increased $24.0 million from the eleven months ended December 31, 2013, primarily due to a $47.0 million increase in stock-based compensation expense as a result of an increase in headcount, offset by a $3.4 million increase in our net loss.

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

Investing activities

In the twelve months ended December 31, 2015, net cash used in investing activities was $102.3 million, primarily due to $269.6 million in payments related to acquisitions, net of cash acquired due to the acquisitions of Rdio, Ticketfly, NBS and KXMZ, $141.0 million of purchases of investments and $32.1 million of capital expenditures for leasehold improvements and server equipment, offset by $229.0 million in maturities of investments and $111.4 million in proceeds from sale of investments.

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

Financing activities

In the twelve months ended December 31, 2015, net cash provided by financing activities was $303.1 million, primarily consisting of $345.0 million in proceeds from issuance of the Notes, offset by $43.2 million in payments pursuant to the capped call transaction and $8.9 million in payment of debt issuance costs related to the issuance of the Notes and the amendment to our line of credit facility.

In the twelve months ended December 31, 2014, net cash provided by financing activities was $21.7 million, primarily consisting of $16.9 million in proceeds from the exercise of stock options and $6.4 million in proceeds from our employee stock purchase plan.

In the eleven months ended December 31, 2013, net cash provided by financing activities was $395.0 million, primarily consisting of net proceeds from the follow-on public equity offering of $378.7 million and cash proceeds from the issuance of common stock of $17.3 million.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2015:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
	(in thousands)
Purchase obligations	$153,252	$60,252	$93,000	$—	$—
Operating lease obligations	162,634	19,044	45,941	41,747	55,902
Total	$315,886	$79,296	$138,941	$41,747	$55,902

Purchase Obligation

As of December 31, 2015, we had various non-cancelable minimum payments, primarily in connection with the publishing agreements signed in 2015, of which $124.0 million is recoupable against future royalty payments and $29.3 million of which is not recoupable against future royalty payments, through 2018.

Off-Balance Sheet Arrangements

As of December 31, 2014 and 2015, we did not have any off-balance sheet arrangements.

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

We have invested in building a local advertising sales force in major radio markets and as of December 31, 2015, we had 154 local sellers in 39 markets in the United States. As a result, we experienced an increase in local advertising revenue as a percentage of total advertising revenue in the twelve months ended December 31, 2015 compared to the twelve months ended December 31, 2014, and we intend to continue investing to extend our local market presence for the foreseeable future.

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

We believe that the assumptions and estimates associated with our royalties for performance rights of musical works, advertising revenue, subscription and other revenue, business combinations, goodwill and intangible assets and stock based compensation and the valuation of stock option grants and market stock units have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Royalties for Performance Rights of Musical Works

We incur royalty expenses from our public performance of musical works. This includes royalties that we pay for public performance rights to the owners of those musical works or their agents, such as ASCAP, BMI, SESAC and individual publishers. We record a liability for public performance royalties based on our best estimate of the amount owed to each licensor, PRO or individual copyright owner, based on historical rates, third-party evidence and legal developments consistent with our past practices. For each quarterly period, we evaluate our estimates to assess the adequacy of recorded liabilities. If actual royalty rates differ from estimates, revisions to the estimated royalty liabilities may be required, which could materially affect our results of operations.

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

We were required to defer revenue for certain subscriptions purchased through mobile app stores that contained refund rights until the refund rights lapsed or until we developed sufficient operating history to estimate a return reserve. As of December 31, 2013, we had deferred all revenue related to these mobile subscriptions subject to refund rights totaling approximately $14.2 million, as we did not have sufficient history to estimate a return reserve. Beginning in January 2014, we had sufficient historic transactional information which enabled us to estimate future returns. Accordingly, in January 2014, we began recording revenue related to these mobile subscriptions net of estimated returns. This change resulted in a one-time increase in subscription revenue in the three months ended March 31, 2014 of approximately $14.2 million, as the previously deferred revenue was recognized. As of December 31, 2015, the deferred revenue related to the return reserve was not significant.

Ticketing service revenue

Ticketing service revenue is generated from service and merchant processing fees generated on ticket sales through the Ticketfly platform. Ticketfly sells tickets to fans for events on behalf of clients and charges a fixed fee or a percentage of the total convenience charge and order processing fee for its services at the time the ticket for an event is sold. Ticketing service revenue is recorded net of the face value of the ticket at the time of the sale, as Ticketfly generally acts as the agent in these transactions.

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

We review goodwill for impairment at least annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of our single reporting unit below its carrying value. We evaluate indefinite-lived intangible assets for impairment annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. As of December 31, 2015, no impairment of goodwill or indefinite-lived intangible assets has been identified.

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

In addition to the recoverability assessment, we routinely review the remaining estimated useful lives of finite-lived intangible assets. If we reduce the estimated useful life assumption for any asset, the remaining unamortized balance would be amortized over the revised estimated useful life. We record the amortization of intangible assets to the financial statement line item in our consolidated statement of operations that the asset directly relates to. To the extent that purchased intangibles are used in revenue generating activities, we record the amortization of these intangible assets to cost of revenue.

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

Interest Rate Fluctuation Risk

Our exposure to interest rates relates to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments. In May 2011, we entered into a credit facility and in December 2015, we amended this credit facility to increase the aggregate commitment amount to $120.0 million, with a maturity date of September 12, 2018. The amendment further increased the minimum liquidity financial covenant requirement from $5.0 million to $10.0 million at any time. Any outstanding borrowings under the credit facility bear a variable interest rate and therefore the interest we pay as well as the fair value of our outstanding borrowings will fluctuate as changes occur in certain benchmark interest rates. As of December 31, 2015, we had no amounts drawn under the credit facility and had $1.1 million in outstanding letters of credit.

On December 9, 2015, we completed an unregistered Rule 144A offering for the issuance of $345.0 million aggregate principal amount of our 1.75% Convertible Senior Notes due 2020 (the “Notes”). The Notes were offered only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. In connection with the issuance of the Notes, we entered into capped call transactions with the initial purchaser of the Notes and an additional financial institution (“capped call transactions”). The Notes are unsecured, senior obligations of Pandora, and interest is payable semi-annually at a rate of 1.75% per annum, with no interest rate fluctuation risk.

Refer to Note 7 “Debt Instruments” in the Notes to Consolidated Financial Statements for further details regarding our credit facility and convertible notes.

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Approximately 74% of our portfolio consists of cash and cash equivalents that have a relatively short maturity, and a fair value relatively insensitive to interest rate changes. Our available-for-sale investments consist of corporate debt securities, commercial paper and U.S. government and government agency debt securities which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. Based on a sensitivity analysis, we have determined that a hypothetical 100 basis points increase in interest rates would have resulted in a decrease in the fair values of our investments of approximately $0.9 million as of December 31, 2015. Such losses would only be realized if we sold the investments prior to maturity. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

Inflation Risk

Effective January 1, 2016, the royalties we pay are set by the Web IV rate-setting proceeding. The rates for the calendar years 2017 through 2020 will be adjusted by the CRB to reflect the increases or decreases, if any, in the Consumer Price Index ("CPI"), applicable to that rate year. A material increase in the CPI could potentially result in a material impact to our cost of revenue - content acquisition costs.

Other than inflation risk related to the CPI, we do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PANDORA MEDIA, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Pandora Media, Inc.

We have audited the accompanying consolidated balance sheets of Pandora Media, Inc. as of December 31, 2014 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the eleven month period ended December 31, 2013 and the twelve month periods ended December 31, 2014 and 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pandora Media, Inc. at December 31, 2014 and 2015, and the consolidated results of its operations and its cash flows for the eleven month period ended December 31, 2013 and the twelve month periods ended December 31, 2014 and 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pandora Media, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California
February 18, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Pandora Media, Inc.

We have audited Pandora Media, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Pandora Media, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Ticketfly, which is included in the 2015 consolidated financial statements of Pandora Media, Inc. and constituted 3% and 2% of total and net assets, respectively, as of December 31, 2015 and 1% and 4% of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Pandora Media, Inc. also did not include an evaluation of the internal control over financial reporting of Ticketfly.

In our opinion, Pandora Media, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of Pandora Media, Inc. and our report dated February 18, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California
February 18, 2016

Pandora Media, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	As of December 31,
	2014	2015
Assets
Current assets
Cash and cash equivalents	$175,957	$334,667
Short-term investments	178,631	35,844
Accounts receivable, net of allowance of $1,218 at December 31, 2014 and $2,165 at December 31, 2015	218,437	277,075
Prepaid expenses and other current assets	15,389	35,920
Total current assets	588,414	683,506
Long-term investments	104,243	46,369
Property and equipment, net	42,921	66,370
Goodwill	—	303,875
Intangible assets, net	6,939	110,745
Other long-term assets	6,773	29,792
Total assets	$749,290	$1,240,657
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$10,825	$17,897
Accrued liabilities	15,754	37,185
Accrued royalties	73,693	97,390
Deferred revenue	14,412	19,939
Accrued compensation	34,476	43,788
Other current liabilities	—	15,632
Total current liabilities	149,160	231,831
Long-term debt, net	—	234,577
Other long-term liabilities	16,773	30,862
Total liabilities	165,933	497,270
Stockholders’ equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized: 209,071,488 shares issued and outstanding at December 31, 2014 and 224,970,412 at December 31, 2015	21	23
Additional paid-in capital	781,009	1,110,539
Accumulated deficit	(196,997)	(366,658)
Accumulated other comprehensive loss	(676)	(517)
Total stockholders’ equity	583,357	743,387
Total liabilities and stockholders’ equity	$749,290	$1,240,657

The accompanying notes are an integral part of the consolidated financial statements.

Pandora Media, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Eleven Months Ended December 31,	Twelve Months Ended December 31,
	2013	2014	2015

Revenue
Advertising	$489,340	$732,338	$933,305
Subscription and other	110,893	188,464	220,571
Ticketing service	—	—	10,167
Total revenue	600,233	920,802	1,164,043
Cost of revenue
Cost of revenue—Content acquisition costs	314,866	446,377	610,362
Cost of revenue—Other	42,217	61,627	79,858
Cost of revenue—Ticketing service	—	—	7,121
Total cost of revenue	357,083	508,004	697,341
Gross profit	243,150	412,798	466,702
Operating expenses
Product development	31,294	53,153	84,581
Sales and marketing	169,005	277,330	398,169
General and administrative	69,300	112,443	153,943
Total operating expenses	269,599	442,926	636,693
Loss from operations	(26,449)	(30,128)	(169,991)
Other income (expense), net	(474)	306	(1,220)
Loss before benefit from (provision for) income taxes	(26,923)	(29,822)	(171,211)
Benefit from (provision for) income taxes	(94)	(584)	1,550
Net loss	$(27,017)	$(30,406)	$(169,661)
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	180,968	205,273	213,790
Net loss per share, basic and diluted	$(0.15)	$(0.15)	$(0.79)

The accompanying notes are an integral part of the consolidated financial statements.

Pandora Media, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Eleven Months Ended December 31,	Twelve Months Ended December 31,
	2013	2014	2015

Net loss	$(27,017)	$(30,406)	$(169,661)
Change in foreign currency translation adjustment	(42)	(184)	53
Change in net unrealized losses on marketable securities	(253)	(191)	106
Other comprehensive income (loss)	(295)	(375)	159
Total comprehensive loss	$(27,312)	$(30,781)	$(169,502)

The accompanying notes are an integral part of the consolidated financial statements.

Pandora Media, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Amount
Balances as of January 31, 2013	172,506,051	$17	$238,552	$(6)	$(139,574)	$98,989
Issuance of common stock upon exercise of stock options	5,659,377	1	18,355	—	—	18,356
Issuance of common stock in connection with secondary offering, net issuance costs	15,730,000	2	378,635	—	—	378,637
Stock-based compensation	—	—	40,041	—	—	40,041
Vesting of restricted stock units	1,520,516	—	—	—	—	—
Share cancellations to satisfy tax withholding on vesting of restricted stock units	(20,004)	—	(480)	—	—	(480)
Components of comprehensive loss:						—
Net loss	—	—	—	—	(27,017)	(27,017)
Other comprehensive loss	—	—	—	(295)	—	(295)
Balances as of December 31, 2013	195,395,940	$20	$675,103	$(301)	$(166,591)	$508,231
Issuance of common stock upon exercise of stock options	10,437,509	1	17,115	—	—	17,116
Stock-based compensation	—	—	87,055	—	—	87,055
Vesting of restricted stock units	3,169,456	—	—	—	—	—
Share cancellations to satisfy tax withholding on vesting of restricted stock units	(73,682)	—	(2,019)	—	—	(2,019)
Stock issued under employee stock purchase plan	142,265	—	3,407	—	—	3,407
Excess tax benefit from stock-based awards	—	—	348	—	—	348
Components of comprehensive loss:
Net loss	—	—	—	—	(30,406)	(30,406)
Other comprehensive loss	—	—	—	(375)	—	(375)
Balances as of December 31, 2014	209,071,488	$21	$781,009	$(676)	$(196,997)	$583,357
Issuance of common stock upon exercise of stock options	1,077,797	—	5,156	—	—	5,156
Issuance of common stock related to acquisitions	10,246,616	2	148,488			148,490
Stock-based compensation	—	—	111,645	—	—	111,645
Vesting of restricted stock units	4,184,415	—	—	—	—	—
Share cancellations to satisfy tax withholding on vesting of restricted stock units	(148,302)	—	(2,540)	—	—	(2,540)
Stock issued under employee stock purchase plan	538,398	—	6,973	—	—	6,973
Equity component of convertible note issuance, net of issuance costs	—	—	102,968	—	—	102,968
Purchase of capped call	—	—	(43,160)	—	—	(43,160)
Components of comprehensive loss:
Net loss	—	—	—	—	(169,661)	(169,661)
Other comprehensive income	—	—	—	159	—	159
Balances as of December 31, 2015	224,970,412	$23	$1,110,539	$(517)	$(366,658)	$743,387

The accompanying notes are an integral part of the consolidated financial statements.

Pandora Media, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Eleven Months Ended December 31,	Twelve Months Ended December 31,
	2013	2014	2015
Operating activities
Net loss	$(27,017)	$(30,406)	$(169,661)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	10,112	15,431	24,458
Stock-based compensation	40,041	87,055	111,645
Amortization of premium on investments	237	2,833	1,911
Excess tax benefit from stock-based awards	—	(348)	—
Amortization of debt discount	—	—	1,084
Other operating activities	220	1,366	2,134
Changes in assets and liabilities
Accounts receivable	(60,613)	(55,478)	(55,904)
Prepaid expenses and other assets	(7,891)	(9,219)	(18,918)
Accounts payable, accrued and other current liabilities	11,745	4,830	18,080
Accrued royalties	13,027	7,608	23,736
Accrued compensation	(3,393)	13,736	7,378
Other long-term liabilities	5,607	7,690	6,005
Deferred revenue	13,384	(28,238)	4,946
Reimbursement of cost of leasehold improvements	1,555	4,169	1,024
Net cash provided by (used in) operating activities	(2,986)	21,029	(42,082)
Investing activities
Purchases of property and equipment	(21,180)	(30,039)	(32,074)
Purchases of patents	(8,000)	—	—
Purchases of investments	(224,549)	(340,679)	(140,980)
Proceeds from maturities of investments	42,210	258,518	228,998
Proceeds from sale of investments	—	—	111,356
Payments related to acquisitions, net of cash acquired	(400)	—	(269,566)
Net cash used in investing activities	(211,919)	(112,200)	(102,266)
Financing activities
Proceeds from issuance of convertible notes	—	—	345,000
Payments for purchase of capped call	—	—	(43,160)
Payment of debt issuance costs	(450)	—	(8,909)
Borrowings under debt arrangements	10,000	—	—
Repayments of debt	(10,000)	—	—
Proceeds from follow-on offering, net of issuance costs	378,654	—	—
Proceeds from exercise of stock options	17,273	16,894	5,192
Tax payments from net share settlements of restricted stock units	(480)	(2,019)	(2,540)
Excess tax benefit from stock-based awards	—	348	—
Proceeds from employee stock purchase plan	—	6,438	7,552
Net cash provided by financing activities	394,997	21,661	303,135
Effect of exchange rate changes on cash and cash equivalents	(62)	(288)	(77)
Net increase (decrease) in cash and cash equivalents	180,030	(69,798)	158,710
Cash and cash equivalents at beginning of period	65,725	245,755	175,957
Cash and cash equivalents at end of period	$245,755	$175,957	$334,667
Supplemental disclosures of cash flow information
Cash paid during the period for income taxes	$26	$164	$389
Cash paid during the period for interest	$18	$314	$351
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$7,910	$751	$5,890
Fair value of shares issued related to the acquisition of a business	$—	$—	$146,855

The accompanying notes are an integral part of the consolidated financial statements.

Pandora Media, Inc.
 Notes to Consolidated Financial Statements

1.                       Description of Business and Basis of Presentation

Pandora

Pandora is the world’s most powerful music discovery platform, offering a personalized experience for each of our listeners wherever and whenever they want to listen to music - whether through earbuds, car speakers or live on stage. Our vision is to be the definitive source of music discovery and enjoyment for billions. The majority of our listener hours occur on mobile devices, with the majority of our revenue generated from advertising on these devices. We offer both local and national advertisers the opportunity to deliver targeted messages to our listeners using a combination of audio, display and video advertisements. We also generate revenue by offering an advertising-free subscription service which we call Pandora One. We were incorporated as a California corporation in January 2000 and reincorporated as a Delaware corporation in December 2010. Our principal operations are located in the United States, and we also operate in Australia, New Zealand and Canada.

Ticketfly

We completed the acquisition of Ticketfly on October 31, 2015. Ticketfly is a leading live events technology company that provides ticketing and marketing software and services for venues and event promoters across North America. Ticketfly's ticketing, digital marketing and analytics software helps promoters book talent, sell tickets and drive in-venue revenue, while Ticketfly's consumer tools help fans find and purchase tickets to events. Ticketfly’s revenue primarily consists of service and merchant processing fees from ticketing operations.

As used herein, “Pandora,” “we,” “our,” the “Company” and similar terms include Pandora Media, Inc. and its subsidiaries, unless the context indicates otherwise.

Basis of Presentation

The consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") and include the accounts of Pandora and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Certain changes in presentation have been made to conform the prior period presentation to current period reporting. We have reclassified goodwill and intangible assets from the other long-term assets line item to the goodwill and intangible assets, net line items in our consolidated balance sheets. We have also reclassified certain non-cash amounts from the amortization of debt issuance costs and the change in accounts receivable line items to the other operating activities line item in our consolidated statements of cash flows. Additionally, we have reclassified certain non-cash amounts from the purchases of property and equipment line item to the prepaid expenses and other assets line item of our consolidated statements of cash flows. Lastly, we have reclassified certain amounts from the accounts payable, accrued and other current liabilities line item to the long-term liabilities line item of our consolidated statements of cash flows.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates are used in several areas including, but not limited to determining accrued royalties, selling prices for elements sold in multiple-element arrangements, the allowance for doubtful accounts, the fair value of stock options, market stock units ("MSUs") and the Employee Stock Purchase Plan ("ESPP"), the impact of forfeitures on stock-based compensation, the provision for (benefit from) income taxes, the subscription return reserve, the fair value of convertible debt, the fair value of acquired property and equipment, intangible assets and goodwill and the useful lives of acquired intangible assets. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements could be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

Segments

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

Our chief operating decision maker (the "CODM"), our Chief Executive Officer, manages our operations on a consolidated basis for purposes of allocating resources. When evaluating our financial performance, the CODM reviews separate revenue information for our advertising, subscription, ticketing and other offerings, while all other financial information is reviewed on a consolidated basis. There are no segment managers who are held accountable by the CODM, or anyone else, for operations, operating results, and planning for levels or components below the consolidated unit level. Accordingly, we have determined that we have a single reportable segment and operating unit structure.

Fiscal year

We changed our fiscal year from the twelve months ending January 31 to the calendar twelve months ending December 31, effective beginning with the year ended December 31, 2013. As a result, the period ended December 31, 2013 was shortened from twelve months to an eleven-month transition period. In these consolidated financial statements, including the notes thereto, the most recent financial results for the years ended December 31, 2014 and 2015 are for twelve-month periods.

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

Gross versus net revenue recognition. We report revenue on a gross or net basis based on management’s assessment of whether we act as a principal or agent in the transaction. To the extent we act as the principal, revenue is reported on a gross basis. The determination of whether we act as a principal or an agent in a transaction is based on an evaluation of whether we have the substantial risks and rewards of ownership under the terms of an arrangement.

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

We also generate advertising revenue pursuant to arrangements with advertising agencies and brokers. Under these arrangements, we provide the agencies and brokers the ability to sell advertising inventory on our service directly to advertisers. We report this revenue net of amounts due to agencies and brokers because we are not the primary obligor under these arrangements, we do not set the pricing nor do we establish or maintain the relationships with the advertisers.

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

We were required to defer revenue for certain subscriptions purchased through mobile app stores that contained refund rights until the refund rights lapsed or until we developed sufficient operating history to estimate a return reserve. As of December 31, 2013, we had deferred all revenue related to these mobile subscriptions subject to refund rights totaling approximately $14.2 million, as we did not have sufficient history to estimate a return reserve. Beginning in January 2014, we

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

had sufficient historic transactional information which enabled us to estimate future returns. Accordingly, in January 2014, we began recording revenue related to these mobile subscriptions net of estimated returns. This change resulted in a one-time increase in subscription revenue in the three months ended March 31, 2014 of approximately $14.2 million, as the previously deferred revenue was recognized. As of December 31, 2014 and 2015, the deferred revenue related to the return reserve was not significant.

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

Ticketing service revenue. Ticketing service revenue is generated primarily from service and merchant processing fees generated on ticket sales through the Ticketfly platform. Ticketfly sells tickets to fans for events on behalf of clients and charges a fee per ticket, which generally increases as the face value of the ticket increases, or a percentage of the total convenience charge and order processing fee, for its services at the time the ticket for an event is sold. Ticketing service revenue is recorded net of the face value of the ticket at the time of the sale, as Ticketfly generally acts as the agent in these transactions.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, investments and trade accounts receivable. We maintain cash and cash equivalents with domestic financial institutions of high credit quality. We perform periodic evaluations of the relative credit standing of such institutions.

We perform ongoing credit evaluations of customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, and review of the invoicing terms of the contract. We generally do not require collateral. We maintain reserves for potential credit losses on customer accounts when deemed necessary. Actual credit losses during the eleven months ended December 31, 2013 and the twelve months ended December 31, 2014 and 2015 were $0.4 million, $1.1 million and $1.1 million, respectively.

For the eleven months ended December 31, 2013, the twelve months ended December 31, 2014 and 2015, we had no customers that accounted for 10% or more of total revenue. As of December 31, 2014 and 2015, there were no customers that

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

accounted for 10% or more of our total accounts receivable.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of an allowance for doubtful accounts. Our allowance for doubtful accounts is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with delinquent accounts. We also consider any changes to the financial condition of our customers and any other external market factors that could impact the collectability of our receivables in the determination of our allowance for doubtful accounts. Accounts receivable amounts that are deemed uncollectable are charged against the allowance for doubtful accounts when identified.

Property and Equipment, net

Property and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which typically range from three to five years. Leasehold improvements are amortized over the shorter of the lease term or expected useful lives of the improvements.

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If property and equipment are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. If we reduce the estimated useful life assumption for any asset, the remaining unamortized balance would be amortized or depreciated over the revised estimated useful life.

Costs incurred to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the asset if certain criteria are met. Costs related to preliminary project activities and post implementation activities are expensed as incurred. We evaluate the costs incurred during the application development stage of website development to determine whether the costs meet the criteria for capitalization. As of December 31, 2014 and 2015, we had approximately $2.8 million and $6.3 million of capitalized internal use software and website development costs, net of accumulated amortization. These costs are being amortized over their three-year estimated useful lives. Internal use software and website development costs are included in property and equipment.

Ticketing Contract Advances

Ticketing contract advances, which are either recoupable or non-recoupable, represent amounts paid in advance to clients pursuant to ticketing agreements. These amounts are reflected in prepaid expenses and other current assets if the amount is expected to be recouped or recognized over a period of twelve months or less or in other long-term assets if the amount is expected to be recouped or recognized over a period of more than twelve months. Recoupable ticketing contract advances are generally recoupable against future royalties earned by clients, based on the contract terms, over the lives of their contracts which typically range between three and five years. Non-recoupable ticketing contract advances are fixed incentives paid by Ticketfly to secure exclusive rights with certain clients and are amortized to sales and marketing expense over the life of the contract on a straight-line basis. Amortization expense for the two months ended December 31, 2015 was $0.7 million.

We maintain an allowance for doubtful accounts to reserve for recoupable ticketing contract advances that we potentially do not expect to recoup. Our allowance is based on historical loss patterns, the aging of balances and known factors about customers’ current financial conditions.

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

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

We review goodwill for impairment at least annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of our single reporting unit below its carrying value. We evaluate indefinite-lived intangible assets for impairment annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. As of December 31, 2015, no impairment of goodwill or indefinite-lived intangible assets has been identified.

Acquired finite-lived intangible assets are amortized over the estimated useful lives of the assets, which range from two to eleven years. Acquired finite-lived intangible assets consist primarily of patents, customer relationships, developed technology and trade names resulting from business combinations. We evaluate the recoverability of our intangible assets for potential impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to the fair value.

In addition to the recoverability assessment, we routinely review the remaining estimated useful lives of finite-lived intangible assets. If we reduce the estimated useful life assumption for any asset, the remaining unamortized balance would be amortized over the revised estimated useful life. We record the amortization of intangible assets to the financial statement line item in our consolidated statement of operations that the asset directly relates to. To the extent that purchased intangibles are used in revenue generating activities, we record the amortization of these intangible assets to cost of revenue.

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

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

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

Cost of Revenue—Content Acquisition Costs

Cost of revenue—content acquisition costs principally consist of royalties paid for streaming music or other content to our listeners. Royalties are currently calculated using negotiated rates documented in agreements. The majority of our royalties are payable based on a fee per public performance of a sound recording, while in other cases our royalties are payable based on a percentage of our revenue or a formula that involves a combination of per performance and revenue metrics. For certain royalty arrangements, we accrue for estimated royalties based on the available facts and circumstances and adjust these estimates as more information becomes available.

Cost of Revenue—Ticketing Service

Cost of revenue—ticketing service consists primarily of ticketing revenue share costs, credit card fees and intangible amortization expense. The majority of the cost is related to revenue share costs which consist of royalties paid to clients for their share of convenience and order processing fees. Payments to clients are recorded as an expense to the extent that the fair value of the identifiable benefit received in the exchange exceeds the amount of the payment to the client. Intangible amortization expense is related to amortization of developed technology.

Cost of Revenue—Other

Cost of revenue—other consists primarily of ad and music serving costs, employee-related and facilities and equipment costs and other costs of ad sales. Ad and music serving costs consist of content streaming, maintaining our internet radio service and creating and serving advertisements through third-party ad servers. We make payments to third-party ad servers for the period the advertising impressions are delivered or click-through actions occur, and accordingly, we record this as a cost of revenue in the related period. Employee-related costs include salaries and benefits associated with supporting music and ad serving functions. Other costs of ad sales include costs related to music events that are sold as part of advertising arrangements.

Product Development

Product development consists primarily of employee-related, facilities and equipment costs, including salaries and benefits related to employees in software engineering, music analysis and product management departments, information technology and costs associated with supporting consumer connected-device manufacturers in implementing our service in their products. We incur product development expenses primarily for improvements to our website and the Pandora app, development of new advertising products and development and enhancement of our personalized station generating system. We have generally expensed product development as incurred.

Certain website development and internal use software development costs are capitalized when specific criteria are met. In such cases, the capitalized amounts are amortized over the useful life of the related application once the application is placed in service.

Sales and Marketing

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

Sales and marketing consists primarily of employee-related and facilities and equipment costs, including salaries, commissions and benefits related to employees in sales, sales support, marketing, advertising and music maker group departments. In addition, sales and marketing expenses include transaction processing commissions on subscription purchases through mobile app stores, external sales and marketing expenses such as brand marketing, advertising, direct response and search engine marketing costs, public relations expenses, costs related to music events, agency platform and media measurement expenses, infrastructure costs and amortization expense related to acquired intangible assets.

We expense the costs of producing advertisements as they are incurred and expense the cost of communicating advertisements at the time the advertisement airs or the event occurs, in each case as sales and marketing expense within the accompanying consolidated statements of operations. During the eleven months ended December 31, 2013 and the twelve months ended December 31, 2014 and 2015, we recorded advertising expenses of $4.2 million, $10.4 million and $35.1 million, respectively.

General and Administrative

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

Provision for (Benefit from) Income Taxes

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

Recently Issued Accounting Standards

In November 20, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-17, Income Taxes (Subtopic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 requires all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. The guidance is effective for fiscal years beginning after December 15, 2016, although early adoption is permitted. We have elected to early adopt this standard prospectively in the year ended December 31, 2015. The adoption of this guidance

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

did not have a material effect on our consolidated financial statements. Prior periods in our Consolidated Financial Statements were not retrospectively adjusted.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Business Combinations ("ASU 2015-16"). ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Rather, the acquirer must recognize adjustments during the period in which the amounts are determined, including the effect on earnings of any amounts that would have been recorded in previous periods. The guidance is effective for fiscal years beginning after December 15, 2015, although early adoption is permitted. We early adopted this standard in the year ended December 31, 2015. The adoption of this guidance did not have a material effect on our consolidated financial statements, as there were no measurement period adjustments.

In April 2015, The FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the corresponding debt liability, consistent with the presentation of a debt discount. The guidance is effective for fiscal years beginning after December 15, 2015, although early adoption is permitted. We early adopted this standard in the year ended December 31, 2015. This resulted in a $5.9 million and $2.6 million reduction to our convertible senior notes and equity at December 31, 2015 related to issuance costs paid, which will be accreted to interest expense over the term of the notes.

In May 2014, the FASB issued Accounting Standards Update No. 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”). ASU 2014-9 outlines a single comprehensive model for entities to use in accounting for revenue. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. As such, the updated standard will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. We are currently evaluating implementation methods and the effect that implementation of this standard will have on our consolidated financial statements upon adoption.

3.                                      Composition of Certain Financial Statement Captions

Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments consisted of the following:

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

	As of December 31,
	2014	2015
	(in thousands)
Cash and cash equivalents
Cash	$72,487	$104,361
Money market funds	89,113	180,021
Commercial paper	9,349	31,089
Corporate debt securities	5,008	2,000
U.S. government and government agency debt securities	—	17,196
Total cash and cash equivalents	$175,957	$334,667
Short-term investments
Commercial paper	$45,443	$4,792
Corporate debt securities	128,691	31,052
U.S. government and government agency debt securities	4,497	—
Total short-term investments	$178,631	$35,844
Long-term investments
Corporate debt securities	$100,998	$46,369
U.S. government and government agency debt securities	3,245	—
Total long-term investments	$104,243	$46,369
Total cash, cash equivalents and investments	$458,831	$416,880

Our short-term investments have maturities of twelve months or less and are classified as available-for-sale. Our long-term investments have maturities of greater than twelve months and are classified as available-for-sale.

The following tables summarizes our available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of December 31, 2014 and 2015.

	As of December 31, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash equivalents and marketable securities
Money market funds	$89,113	$—	$—	$89,113
Commercial paper	54,792	—	—	54,792
Corporate debt securities	235,135	6	(444)	234,697
U.S. government and government agency debt securities	7,751	—	(9)	7,742
Total cash equivalents and marketable securities	$386,791	$6	$(453)	$386,344

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

	As of December 31, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash equivalents and marketable securities
Money market funds	$180,021	$—	$—	$180,021
Commercial paper	35,881	—	—	35,881
Corporate debt securities	79,760	8	(347)	79,421
U.S. government and government agency debt securities	17,198	—	(2)	17,196
Total cash equivalents and marketable securities	$312,860	$8	$(349)	$312,519

The following tables present available-for-sale investments by contractual maturity date as of December 31, 2014 and 2015:

	As of December 31, 2014
	Adjusted Cost	Fair Value
	(in thousands)
Due in one year or less	$282,206	$282,101
Due after one year through three years	104,585	104,243
Total	$386,791	$386,344

	As of December 31, 2015
	Adjusted Cost	Fair Value
	(in thousands)
Due in one year or less	$266,205	$266,150
Due after one year through three years	46,655	46,369
Total	$312,860	$312,519

The following tables summarize our available-for-sale securities’ fair value and gross unrealized losses aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2014 and 2015:

	As of December 31, 2014
	Twelve Months or Less		More than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Money market funds	$—	$—	$—	$—	$—	$—
Commercial paper	—	—	—	—	—	—
Corporate debt securities	192,699	(422)	12,148	(22)	204,847	(444)
U.S. government and government agency debt securities	5,240	(9)	—	—	5,240	(9)
Total	$197,939	$(431)	$12,148	$(22)	$210,087	$(453)

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

	As of December 31, 2015
	Twelve Months or Less		More than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Money market funds	$—	$—	$—	$—	$—	$—
Commercial paper	—	—	—	—	—	—
Corporate debt securities	64,804	(293)	8,531	(54)	73,335	(347)
U.S. government and government agency debt securities	16,241	(2)	—	—	16,241	(2)
Total	$81,045	$(295)	$8,531	$(54)	$89,576	$(349)

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

The unrealized losses on our available-for-sale securities as of December 31, 2015 were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. As of December 31, 2015, we owned 71 securities that were in an unrealized loss position. Based on our cash flow needs, we may be required to sell a portion of these securities prior to maturity. However, we expect to recover the full carrying value of these securities. As a result, no portion of the unrealized losses at December 31, 2015 is deemed to be other-than-temporary and the unrealized losses are not deemed to be credit losses. When evaluating the investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the twelve months ended months ended December 31, 2015, we did not recognize any impairment charges. During the twelve months ended December 31, 2015, proceeds from the sale of available-for-sale securities were $111.4 million. We did not recognize a realized gain or loss in connection with these sales.

Accounts Receivable, net

Accounts receivable, net consisted of the following as of December 31, 2014 and 2015:

	As of December 31,
	2014	2015
	(in thousands)
Accounts receivable, net
Accounts receivable	$219,655	$279,240
Allowance for doubtful accounts	(1,218)	(2,165)
Total accounts receivable, net	$218,437	$277,075

The following table summarizes our beginning allowance for doubtful accounts balance for each period, additions, write-offs net of recoveries and the balance at the end of each period for the eleven months ended December 31, 2013, the twelve months ended December 31, 2014 and the twelve months ended December 31, 2015:

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions	Write-offs, Net of Recoveries	Balance at End of Period
	(in thousands)
For the eleven months ended December 31, 2013	$761	948	(437)	$1,272
For the twelve months ended December 31, 2014	$1,272	1,064	(1,118)	$1,218
For the twelve months ended December 31, 2015	$1,218	2,085	(1,138)	$2,165

Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following as of December 31, 2014 and 2015:

	As of December 31,
	2014	2015
	(in thousands)
Prepaid and other current assets
Other current assets	$8,520	$15,821
Prepaid expenses	6,169	13,908
Ticketing contract advance - short term, net	—	4,092
Prepaid royalties	700	2,099
Total prepaid and other current assets	$15,389	$35,920

Other current assets consists primarily of $12.9 million in receivables for the reimbursement of costs of leasehold improvements in connection with our operating leases.

Other Long-Term Assets

Other long-term assets consisted of the following as of December 31, 2014 and 2015:

	As of December 31,
	2014	2015
	(in thousands)
Other long-term assets
Other	$1,826	$10,929
Ticketing contract advance - long-term	—	9,824
Long-term security deposits	4,947	9,039
Total other long-term assets	$6,773	$29,792

Property and Equipment, net

Property and equipment, net consisted of the following as of December 31, 2014 and 2015:

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

	As of December 31,
	2014	2015
	(in thousands)
Property and equipment, net
Servers, computers and other related equipment	$39,890	$57,309
Leasehold improvements	25,893	35,947
Office furniture and equipment	2,721	5,470
Construction in progress	5,075	12,550
Software developed for internal use	4,519	10,239
Total property and equipment	$78,098	$121,515
Less accumulated depreciation and amortization	(35,177)	(55,145)
Total property and equipment, net	$42,921	$66,370

Depreciation expenses totaled $9.7 million, $14.7 million and $20.4 million for the eleven months ended December 31, 2013 and the twelve months ended December 31, 2014 and 2015, respectively. There were no material write-offs during the eleven months ended December 31, 2013 or the twelve months ended December 31, 2014 or 2015.

Software developed for internal use generally has an expected useful life of three years from the date placed in service. As of December 31, 2014 and 2015 the net carrying amount was $2.8 million and $6.3 million, including accumulated amortization of $1.7 million and $4.0 million. Amortization expense for the eleven months ended December 31, 2013, the twelve months ended December 31, 2014 and the twelve months ended December 31, 2015 was $0.6 million, $1.1 million and $2.2 million, respectively.

Other Current Liabilities

Other current liabilities consisted of the following as of December 31, 2014 and 2015:

	As of December 31,
	2014	2015
	(in thousands)
Other current liabilities
Ticketing amounts due to clients	$—	$13,104
Other	—	2,528
Total other current liabilities	$—	$15,632

Ticketing amounts due to clients consists of the face value of tickets sold and the revenue share costs related to tickets sold on the Ticketfly ticketing platform that are owed to clients. The face value of tickets sold on the Ticketfly ticketing platform is collected by Ticketfly and remitted to clients. Revenue share costs owed to clients related to tickets sold on the Ticketfly ticketing platform consist of fees paid to clients for their share of convenience and order processing fees.

Other Long-Term Liabilities

Other long-term liabilities consisted of the following as of December 31, 2014 and 2015:

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

	As of December 31,
	2014	2015
	(in thousands)
Other long-term liabilities
Long-term deferred rent	$15,068	$23,662
Other	1,705	7,200
Total other long-term liabilities	$16,773	$30,862

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

The fair value of these financial assets and liabilities was determined using the following inputs at December 31, 2014 and 2015:

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

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

	As of December 31, 2015
	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(in thousands)
Assets
Money market funds	$180,021	$—	$180,021
Commercial paper	—	35,881	35,881
Corporate debt securities	—	79,421	79,421
U.S. government and government agency debt securities	—	17,196	17,196
Total assets measured at fair value	$180,021	$132,498	$312,519

Our money market funds are classified as Level 1 within the fair value hierarchy because they are valued primarily using quoted market prices. Our other cash equivalents and investments are classified as Level 2 within the fair value hierarchy because they are valued using professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. As of December 31, 2014 and 2015, we held no Level 3 assets or liabilities.

5.                       Business Combinations

Ticketfly

On October 31, 2015, we completed the acquisition of Ticketfly, a leading live events technology company that provides ticketing and marketing software and services for venues and event promoters across North America, for an aggregate purchase price of $335.3 million of common stock and cash, including 11,193,847 shares of the Company’s common stock and approximately $191.5 million in cash paid by the Company. In addition to the purchase price, unvested options and unvested RSUs of Ticketfly held by Ticketfly employees were converted into unvested options to acquire our common stock and our unvested RSUs.

Upon acquisition, Ticketfly became a wholly owned subsidiary of Pandora. The acquisition was accounted for as a business combination, and the financial results of Ticketfly are included in our consolidated financial statements from the date of acquisition.

The following table summarizes the components of the purchase consideration transferred based on the closing price of $12.18 per share of our common stock as of the acquisition date:

(in thousands)
Cash paid by Pandora	$191,479
Cash paid by Ticketfly to option holders	7,238
Common stock (11,193,847 shares at $12.18 per share) issued by Pandora to selling shareholders	136,342
Fair value of stock options and restricted stock units assumed	10,514
Less: purchase price adjustments	(6,995)
Less: post-combination compensation expense	(3,235)
Purchase consideration	$335,343

The $3.2 million of post-combination compensation expense (approximately 0.2 million shares of common stock and $1.9 million in cash) is subject to continuous employment and will be recognized over the required service period of up to three years.

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the date of acquisition:

(in thousands)
Current assets	$39,809
Long-term assets	15,982
Current liabilities	(21,853)
Long-term liabilities	(6,298)
Deferred tax liability	(1,738)
Intangible assets	76,800
Goodwill	232,641
Total	$335,343

The fair value of assets acquired and liabilities assumed from our acquisition of Ticketfly was based on a preliminary valuation and our estimates and assumptions are subject to change. We will recognize any subsequent adjustments to the purchase price prospectively in the period in which the adjustments are determined. A portion of the purchase price is held in escrow and may be recovered from this escrow amount. The primary areas of the purchase accounting that are not yet finalized are estimated liabilities for taxes and other liabilities totaling $7.0 million. We have recorded a receivable in the amount of $7.0 million related to these liabilities, as we expect to recover any amounts required to be paid by us from the escrow amount.

The following unaudited pro forma information presents the combined results of operations as if the acquisition had been completed on January 1, 2014, the beginning of the comparable prior annual reporting period. The unaudited pro forma results include: (i) amortization associated with preliminary estimates for the acquired intangible assets; (ii) recognition of the post-combination compensation expense; and (iii) share-based compensation expense related to the RSUs and options granted to Ticketfly employees.

The unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies or the effect of the incremental costs incurred in integrating the two companies. Accordingly, these unaudited pro forma results are presented for informational purpose only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

	Twelve Months Ended December 31,
	2014	2015
	(in thousands)
Revenue	$975,712	$1,222,452
Net loss	$(58,195)	$(210,111)

Rdio, Inc. ("Rdio")

On December 23, 2015, we completed the acquisition of technology and intellectual property from Rdio for $77.5 million, which includes $2.5 million in additional purchase consideration transferred prior to the closing of the acquisition. In November 2015, Rdio sought protection in the United States Bankruptcy Court for the Northern District of California and began to wind down its business. Our acquisition of technology and employees from Rdio was subject to the approval of the Court, which was obtained on December 22, 2015. Goodwill generated from the assets acquired is primarily attributable to expected synergies that will allow us to broaden our subscription business and roll out a multi-tier product offering. We have accounted for this acquisition as a business combination, and the financial results of Rdio are included in our consolidated financial statements from the date of acquisition. As a result of the sale of assets, Rdio discontinued its service as of December 22, 2015.

Other acquisitions

During the year ended December 31, 2015, we completed the acquisitions of Next Big Sound ("NBS") and KXMZ-FM ("KXMZ"). These acquisitions were not material to our consolidated financial statements, either individually or in the aggregate.

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

We have included the financial results of Ticketfly, Rdio, NBS and KXMZ in our consolidated financial statements from their respective dates of acquisition. Pro forma results of operations related to our acquisitions, other than Ticketfly, during the year ended December 31, 2015 have not been presented because they are not material to our consolidated statements of operations, either individually or in the aggregate.

The fair value of assets acquired and liabilities assumed from our acquisitions were based on a preliminary valuation and our estimates and assumptions are subject to change within the measurement period. Measurement period adjustments that we determine to be material will be applied to the period in which the amounts are determined in our consolidated financial statements.

The following table summarizes the allocation of estimated fair values of the net assets acquired during the year ended December 31, 2015, including the related estimated useful lives, where applicable:

	Ticketfly		Rdio		Other
	Estimated fair value	Estimated useful life in years	Estimated fair value	Estimated useful life in years	Estimated fair value	Estimated useful life in years
	(in thousands, except for estimated useful life)
Intangible assets:
Customer relationships - clients	$37,300	8	$—		$—
Developed technology	28,100	5	26,400	2-5	1,550	4
Tradename	10,400	8	1,000	3	320	2
Customer relationships - users	1,000	2	—		940	2
FCC license - broadcast radio	—		—		193
Tangible assets acquired, net	27,640		1,969		(490)
Deferred tax liabilities	(1,738)		—		(49)
Net assets acquired	$102,702		$29,369		$2,464
Goodwill	232,641		48,131		23,103
Total fair value consideration	$335,343		$77,500		$25,567

Goodwill generated from the Ticketfly acquisition is primarily attributable to expected synergies from future growth and strategic advantages in the ticketing industry. Goodwill generated from Rdio is primarily attributable to expected synergies from future growth and strategic advantages in the online streaming music industry. Goodwill generated from all other business acquisitions during the year ended December 31, 2015 is primarily attributed to expected synergies from future growth and, also for NBS, the potential to expand our Artist Marketing Platform ("AMP"). Goodwill generated during the period related to Ticketfly and NBS is not deductible for tax purposes and goodwill generated during the period related to Rdio and KXMZ is deductible for tax purposes.

6.                       Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the twelve months ended December 31, 2015 are as follows:

Goodwill
(in thousands)
Balance as of December 31, 2014	$—
Goodwill resulting from business combinations	303,875
Balance as of December 31, 2015	$303,875

The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangibles:

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

		As of December 31, 2014			As of December 31, 2015
	Weighted average remaining useful lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
		(in thousands)
Finite-lived intangible assets
Patents	8.5	$8,030	$(1,091)	$6,939	$8,030	$(1,824)	$6,206
Developed technology	4.7	—	—	—	56,050	(1,265)	54,785
Customer relationships - clients	7.8	—	—	—	37,300	(777)	36,523
Customer relationships - users	1.7	—	—	—	1,940	(318)	1,622
Trade names	7.3	—	—	—	11,720	(304)	11,416
Total finite-lived intangible assets	6.2	$8,030	$(1,091)	$6,939	$115,040	$(4,488)	$110,552

Indefinite-lived intangible assets
FCC license - broadcast radio		$—	$—	$—	$193	$—	$193

Total intangible assets		$8,030	$(1,091)	$6,939	$115,233	$(4,488)	$110,745

Amortization expense of intangible assets was $0.4 million, $0.7 million and $3.4 million for the eleven months ended December 31, 2013 and the twelve months ended December 31, 2014 and 2015, respectively.

The following is a schedule of future amortization expense related to finite-lived intangible assets as of December 31, 2015.

As of December 31, 2015
(in thousands)
2016	$20,437
2017	20,002
2018	17,649
2019	17,129
2020	15,896
Thereafter	19,439
Total future amortization expense	$110,552

7.                       Debt Instruments

Long-term debt, net consisted of the following:

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

	As of December 31,
	2014	2015
	(in thousands)
1.75% convertible senior notes due 2020	$—	$345,000
Unamortized discount on convertible senior notes	—	(110,423)
Long-term debt, net	$—	$234,577

Convertible Debt Offering

On December 9, 2015, we completed an unregistered Rule 144A offering for the issuance of $345.0 million aggregate principal amount of our 1.75% Convertible Senior Notes due 2020 (the “Notes”). In connection with the issuance of the Notes, we entered into capped call transactions with the initial purchaser of the Notes and an additional financial institution (“capped call transactions”).

The net proceeds from the sale of the Notes were approximately $336.5 million, after deducting the initial purchasers' fees and other estimated expenses. We used approximately $43.2 million of the net proceeds to pay the cost of the capped call transactions.

The Notes are unsecured, senior obligations of Pandora, and interest is payable semi-annually at a rate of 1.75% per annum. The Notes will mature on December 1, 2020, unless earlier repurchased or redeemed by Pandora or converted in accordance with their terms prior to such date. Prior to July 1, 2020, the Notes are convertible at the option of holders only upon the occurrence of specified events or during certain periods; thereafter, until the second scheduled trading day prior to maturity, the Notes will be convertible at the option of holders at any time.

The conversion rate for the Notes is initially 60.9050 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $16.42 per share of our common stock, and is subject to adjustment in certain circumstances.

We will not have the right to redeem the Notes prior to December 5, 2018. We may redeem all or any portion of the Notes for cash at our option on or after December 5, 2018 if the last reported sale price of our common stock is at least 130% of the conversion price then in effect for at least 20 trading days, whether or not consecutive, during any 30 consecutive trading day period, including the last trading day of such period, ending on, and including, any of the five trading days immediately preceding the date on which we provide notice of redemption. Any optional redemption of the Notes will be at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. The maximum number of shares of common stock the Notes are convertible into is approximately 27.3 million, and is subject to adjustment under certain circumstances.

The Notes will be convertible at the option of holders only under the following circumstances:

•
Prior to the close of business on the business day immediately preceding July 1, 2020, during any calendar quarter commencing after the calendar quarter ending on March 31, 2016 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive), during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•
Prior to the close of business on the business day immediately preceding July 1, 2020, during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day;

•	Prior to the business day immediately preceding July 1, 2020, upon the occurrence of specified corporate events; or

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

•	At any time on or after July 1, 2020 until the close of business on the second scheduled trading day immediately preceding the December 1, 2020 maturity date.

Upon the occurrence of a make-whole fundamental change or if we call all or any portion of the Notes for redemption prior to July 1, 2020, we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change or during the related redemption period.

The Notes were separated into debt and equity components and assigned a fair value. The value assigned to the debt component is the estimated fair value as of the issuance date of similar debt without the conversion feature. The difference between the cash proceeds and this estimated fair value represents the value which has been assigned to the equity component and recorded as a debt discount. The debt discount is being amortized using the effective interest method over the period from the date of issuance through the December 1, 2020 maturity date.

The initial debt component of the Notes was valued at $233.5 million, based on the contractual cash flows discounted at an appropriate market rate for non-convertible debt at the date of issuance. The carrying value of the permanent equity component reported in additional paid-in-capital was initially valued at $103.0 million, which is net of $2.6 million of fees and expenses allocated to the equity component.

The following table outlines the effective interest rate, contractually stated interest expense and costs related to the amortization of the discount for the Notes:

Twelve Months Ended December 31,
2015
(in thousands except for effective interest rate)
Effective interest rate	10.18%
Contractually stated interest expense	$369
Amortization of discount	$1,084

The capped call transactions are expected generally to reduce the potential dilution to our common stock and/or offset the cash payments we would be required to make in excess of the principal amount of the converted Notes in the event that the market price of our common stock, as measured under the terms of the capped call transaction, is greater than the strike price of the capped call transaction, with such reduction and/or offset subject to a cap based on the cap price of the capped call transactions. The strike price of the capped call transactions corresponds to the initial conversion price of the Notes and is subject to certain adjustments under the terms of the capped call transactions. The capped call transactions have an initial cap price of $25.26 per share and are subject to certain adjustments under the terms of the capped call transactions. The capped call transactions have been included as a net reduction to additional paid-in capital within stockholders’ equity.

Credit Facility

In May 2011, we entered into a credit facility and in December 2015, we amended this credit facility to increase the aggregate commitment amount to $120.0 million, with a maturity date of September 12, 2018. The amendment further increased the minimum liquidity financial covenant requirement from $5.0 million to $10.0 million at any time.

The credit facility interest rate on US borrowings is based on an alternate base rate plus 1.00% - 1.25% and Eurocurrency borrowings are based on the LIBO rate plus 2.00% - 2.25%, both of which are per annum rates based on outstanding borrowings. The non-usage fee is 0.375% per annum. The available letters of credit under the amended credit facility is $15.0 million, and the annual charge for outstanding letters of credit is 2.00% - 2.25% per annum based on outstanding borrowings.

The amount of borrowings available under the credit facility at any time is based on our monthly accounts receivable balance at such time and the amounts borrowed are collateralized by our personal property, including such accounts receivable but excluding intellectual property. The credit facility contains customary events of default, conditions to borrowing and

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur debt, incur liens and make distributions to stockholders. During the continuance of an event of a default, the lenders may accelerate amounts outstanding, terminate the credit facility and foreclose on all collateral.

As of December 31, 2014 and 2015, we had no outstanding borrowings, $1.1 million in letters of credit outstanding and $58.9 million and $118.9 million of available borrowing capacity under the credit facility.

Total debt issuance costs associated with the 2015 credit facility amendment were $0.4 million, which will be amortized as interest expense over the four-year remaining term of credit facility agreement. For eleven months ended December 31, 2013 and the twelve months ended December 31, 2014 and 2015, $0.2 million, $0.2 million and $0.2 million of debt issuance costs, respectively, were amortized and included in interest expense.

8.                       Commitments and Contingencies

Leases

The following is a schedule of future minimum lease payments and future minimum sublease income under noncancelable operating leases as of December 31, 2015:

	As of December 31, 2015
	Future Minimum Lease Payments	Future Minimum Sublease Income
	(in thousands)
2016	$19,044	$1,246
2017	23,219	1,277
2018	22,722	541
2019	22,148	—
2020	19,599	—
Thereafter	55,902	—
Total	$162,634	$3,064

We conduct our operations using leased office facilities in various locations. We lease office space under arrangements expiring through 2025. Rent expenses for eleven months ended December 31, 2013, the twelve months ended December 31, 2014 and the twelve months ended December 31, 2015 were $5.7 million, $8.6 million and $12.2 million, respectively.

For operating leases that include escalation clauses over the term of the lease, tenant improvement reimbursements and rent abatement periods, we recognize rent expense on a straight-line basis over the lease term including expected renewal periods. The difference between rent expense and rent payments is recorded as deferred rent in current and long-term liabilities. As of December 31, 2014 and 2015 deferred rent was $15.3 million and $23.9 million.

Purchase Obligations

As of December 31, 2015, we had various non-cancelable minimum payments of $153.3 million, primarily in connection with the publishing agreements signed in 2015, of which $124.0 million is recoupable against future royalty payments and $29.3 million of which is not recoupable against future royalty payments, through 2018.

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

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

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

In September 2015, despite confidence in our legal position that we were entitled to the RMLC royalty rate starting in June 2013, and as part of our strategy to strengthen our partnership with the music industry, management decided to forgo the application of the RMLC royalty rate from June 2013 through September 2015. As a result, cost of revenue - content acquisition costs increased by $28.2 million in the twelve months ended December 31, 2015, of which $23.9 million was related to a one-time cumulative charge to cost of revenue - content acquisition costs related to spins played from June 2013 through September 30, 2015 in order to align the cumulative cost of revenue - content acquisition costs to the amounts previously paid at the rates that were set in the rate court proceedings in March 2014 for ASCAP and May 2015 for BMI. We recorded cost of revenue - content acquisition costs for the performing rights organizations at the rates established by the rate courts for the three months ended December 31, 2015, and we intend to record such costs at the rates established by our direct licensing agreements beginning in 2016.

Pre-1972 copyright litigation

On April 17, 2014, UMG Recordings, Inc., Sony Music Entertainment, Capitol Records, LLC, Warner Music Group Corp. and ABKCO Music and Records, Inc. filed suit against Pandora Media Inc. in the Supreme Court of the State of New York. The complaint claimed common law copyright infringement and unfair competition arising from allegations that Pandora owed royalties for the public performance of sound recordings recorded prior to February 15, 1972.

In October 2015, the parties reached an agreement ("pre-1972 settlement") whereby we agreed to pay the plaintiffs a total of $90 million. The settlement resolves all past claims as to our use of pre-1972 recordings owned or controlled by the plaintiffs and enables us, without any additional payment, to reproduce, perform and broadcast such recordings in the United States through December 31, 2016. This agreement was approved by our board of directors and executed on October 21, 2015. Pursuant to this settlement, we paid the plaintiffs $60 million in October 2015 and the plaintiffs dismissed the case with prejudice. As a result, cost of revenue - content acquisition costs increased by $65.4 million in the twelve months ended December 31, 2015, of which $57.9 million was related to a one-time cumulative charge to cost of revenue - content acquisition costs related to pre-1972 spins played through September 30, 2015. The remaining charge of $24.6 million will be recorded in cost of revenue - content acquisition costs over the future service period of January 1, 2016 through December 31, 2016 based on expected streaming of pre-1972 recordings over the period. The pre-72 settlement further requires that we make four additional installment payments of $7.5 million each. The first was paid in 2015, and the remaining three installments will be paid on or before April 1, 2016, July 1, 2016 and October 1, 2016.

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

On September 14, 2015, Arthur and Barbara Sheridan, et al filed a class action suit against Pandora Media, Inc. in the federal district court for the Northern District of California. The complaint alleges common law misappropriation, unfair competition, conversion, unjust enrichment and violation of California rights of publicity arising from allegations that we owe royalties for the public performance of sound recordings recorded prior to February 15, 1972. On October 28, 2015, the Court granted the parties’ stipulation to stay the district court action pending the Ninth Circuit’s review of Pandora’s appeal in Flo & Eddie et al. v. Pandora Media, Inc., which involves similar allegations.

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

On September 16, 2015, Arthur and Barbara Sheridan, et al filed a second class action suit against Pandora Media, Inc. in the federal district court for the Southern District of New York. The complaint alleges common law copyright infringement, violation of New York right of publicity, unfair competition and unjust enrichment arising from allegations that we owe royalties for the public performance of sound recordings recorded prior to February 15, 1972. On October 28, 2015 the Court granted the parties’ stipulation to stay the district court action pending the Second Circuit’s review of Sirius XM’s appeal in the Flo & Eddie et al. v. Sirius XM matter, which involves similar allegations.

On October 17, 2015, Arthur and Barbara Sheridan, et al filed a third class action suit against us in the federal district court for the Northern District of Illinois (“Third Class Action Suit”). The complaint alleges common law copyright infringement, violation of the Illinois Uniform Deceptive Trade Practices Act, conversion, and unjust enrichment arising from allegations that we owe royalties for the public performance of sound recordings recorded prior to February 15, 1972. On December 29, 2015, Pandora filed a motion to dismiss and motion to stay the case pending the Second Circuit’s decision. The motion to stay was denied, and the motion to dismiss remains pending.

On October 19, 2015, Arthur and Barbara Sheridan, et al filed a fourth class action suit against us in the federal district court for the District of New Jersey (“Fourth Class Action Suit”). The complaint alleges common law copyright infringement, unfair competition and unjust enrichment arising from allegations that we owe royalties for the public performance of sound recordings recorded prior to February 15, 1972. Pandora’s response to the complaint was due on December 29, 2015. On December 29, 2015, Pandora filed a motion to dismiss and motion to stay the case pending the Second Circuit’s decision. Both motions remain pending.

On February 8, 2016, Ponderosa Twins Plus One et al filed a class action suit against Pandora Media, Inc. in the federal district court for the Southern District of New York. The complaint alleges common law copyright infringement, misappropriation, unfair competition and unjust enrichment arising from allegations that we owe royalties for the public performance of sound recordings recorded prior to February 15, 1972. We are currently preparing our response to these allegations.

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

9.                       Provision for Income Taxes

Loss before provision for income taxes by jurisdiction consists of the following:

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

	Eleven Months Ended December 31,	Twelve Months Ended December 31,
	2013	2014	2015
	(in thousands)
Jurisdiction
Domestic	$(24,005)	$(24,230)	$(163,460)
Foreign	(2,918)	(5,592)	(7,751)
Loss before provision for income taxes	$(26,923)	$(29,822)	$(171,211)

The provision for income taxes consists of the following:

	Eleven Months Ended December 31,	Twelve Months Ended December 31,
	2013	2014	2015
		(in thousands)
Current
Federal	$—	$—	$—
State and local	7	353	9
International	87	231	214
Total current income tax expense	$94	$584	$223
Deferred
Federal	(10,166)	(9,996)	(17,943)
State and local	(2,027)	(6,238)	(2,174)
Valuation allowance	12,193	16,234	18,344
Total deferred income tax expense (benefit)	$—	$—	$(1,773)
Total provision for (benefit from) income taxes	$94	$584	$(1,550)

The provision for income taxes decreased by $2.1 million during the twelve months ended December 31, 2015 as a result of benefits recognized from the valuation allowance release through acquisition accounting and state income taxes computed without the benefit of stock options.

The following table presents a reconciliation of the statutory federal rate and our effective tax rate:

	Eleven Months Ended December 31,	Twelve Months Ended December 31,
	2013	2014	2015
U.S. federal taxes at statutory rate	34%	34%	34%
State taxes, net of federal benefit	—	(1)	—
Permanent differences	5	4	3
Foreign rate differential	(4)	(7)	(1)
Federal and state credits, net of reserve	8	11	2
Impact of acquired DTAs and DTLs	—	—	1
Change in valuation allowance	(46)	(55)	(33)
Change in rate	—	6	(1)
Deferred adjustments	3	6	(4)
Effective tax rate	—%	(2)%	1%

The major components of deferred tax assets and liabilities consist of the following:

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

	As of December 31,
	2014	2015
	(in thousands)
Deferred tax assets
Net operating loss carryforwards	$27,487	$91,658
Tax credit carryforwards	10,839	14,204
Allowances and other	13,832	21,802
Stock options	24,215	29,927
Depreciation and amortization	255	—
Total deferred tax assets	$76,628	$157,591
Valuation allowance	(73,983)	(92,772)
Total deferred tax assets, net of valuation allowance	$2,645	$64,819
Deferred tax liabilities
Convertible debt	—	(37,580)
Depreciation and amortization	(2,645)	(27,252)
Total deferred tax liabilities	$(2,645)	$(64,832)
Net deferred tax assets (liabilities)	$—	$(13)

During the year ended December 31, 2015, we released $1.8 million of our valuation allowance as a result of acquisitions. Deferred tax liabilities were established for the book-tax basis difference related to acquired intangible assets. The net deferred tax liabilities provided an additional source of income to support the realizability of pre-existing deferred tax assets.

At December 31, 2015, we had federal net operating loss carryforwards of approximately $613.0 million and tax credit carryforwards of approximately $9.7 million. If realized, approximately $377.0 million of the net operating loss carryforwards will be recognized as a benefit through additional paid in capital. The federal net operating losses and tax credits expire in years beginning in 2021. At December 31, 2015, we had state net operating loss carryforwards of approximately $480.0 million which expire in years beginning in 2016. In addition, we had state tax credit carryforwards of approximately $10.7 million that do not expire and approximately $4.9 million of credits that will expire beginning in 2024.

At December 31, 2015, we had foreign net operating loss carryforwards of approximately $4.3 million which expire in years beginning in 2033.

Included in the net operating loss carryforward amounts above are approximately $67.6 million of federal, $42.9 million of state and $4.3 million of foreign net operating loss carryforwards related to acquisitions.

Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an "ownership change" will occur if there is a cumulative change in our ownership by "5-percent shareholders" that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Utilization of our net operating loss and tax credit carryforwards may be subject to annual limitations due to ownership changes. Such annual limitations could result in the expiration of our net operating loss and tax credit carryforwards before utilized.

During the twelve months ended December 31, 2015, our valuation allowance increased by $18.8 million. At December 31, 2014 and 2015, we maintained a full valuation allowance on our net deferred tax assets. The valuation allowance was determined in accordance with the provisions of Accounting Standards Codification 740 - Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. Our history of cumulative losses, along with expected future U.S. losses required that a full valuation allowance be recorded against all net deferred tax assets. We intend to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

At December 31, 2014 and 2015 we have unrecognized tax benefits of approximately $5.8 million and $6.9 million. The

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

increase in our unrecognized tax benefits was primarily attributable to current year activities. A reconciliation of the beginning and ending amounts of unrecognized tax benefits (excluding interest and penalties) is as follows:

	Twelve Months Ended December 31,
	2014	2015
	(in thousands)
Beginning balance	$5,220	$5,793
Increases related to tax positions taken during a prior year	1,161	—
Decreases related to tax positions taken during a prior year	(1,924)	(74)
Increases related to tax positions taken during the current year	1,336	1,145
Ending balance	$5,793	$6,864

The total unrecognized tax benefits, if recognized, would not affect the Company’s effective tax rate as the tax benefit would increase a deferred tax asset, which is currently offset with a full valuation allowance. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next twelve months. Accrued interest and penalties related to unrecognized tax benefits are recorded in the provision for income taxes. We did not have such interest, penalties or tax benefits during the eleven months ended December 31, 2013 and the twelve months ended December 31, 2014 and 2015.

We file income tax returns in the United States, California, other states and international jurisdictions. Tax years 2000 to 2015 remain subject to examination for U.S. federal, state and international purposes. All net operating loss and tax credits generated to date are subject to adjustment for U.S. federal and state purposes. We are not currently under examination in federal, state or international jurisdictions.

10.                       Stock-based Compensation Plans and Awards

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

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

In December 2013, our board of directors approved the ESPP, which was approved by our stockholders at the annual meeting in June 2014. The ESPP allows eligible employees to purchase shares of our common stock through payroll deductions of up to 15% of their eligible compensation, subject to a maximum of their eligible compensation, subject to a maximum of $25,000 per calendar year. Shares reserved for issuance under the ESPP include 4,000,000 shares of common stock. The ESPP provides for six- month offering periods, commencing in February and August of each year. At the end of each offering period employees are able to purchase shares at 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the last day of the offering period.

Shares available for grant as of December 31, 2015 and the activity during the twelve months ended December 31, 2015 are as follows:

	Shares Available for Grant
	Equity Awards	ESPP	Total
Balance as of December 31, 2014	14,326,460	3,857,735	18,184,195
Additional shares authorized	8,323,469	—	8,323,469
Ticketfly shares authorized	3,215,223	—	3,215,223
Options granted	(2,940,736)	—	(2,940,736)
Restricted stock granted	(11,678,792)	—	(11,678,792)
Market stock units granted	(776,000)	—	(776,000)
ESPP shares issued	—	(538,398)	(538,398)
Options forfeited	7,709	—	7,709
Restricted stock forfeited	1,245,994	—	1,245,994
Balance as of December 31, 2015	11,723,327	3,319,337	15,042,664

Employee Stock Purchase Plan ("ESPP")

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

The per-share fair value of shares to be granted under the ESPP is determined on the first day of the offering period using the Black-Scholes option pricing model using the following assumptions:

	Twelve Months Ended December 31,
	2014	2015
Expected life (in years)	0.5	0.5
Risk-free interest rate	0.06%	0.12%
Expected volatility	42%	52%
Expected dividend yield	0%	0%

During the twelve months ended December 31, 2014 and 2015, we withheld $6.4 million and $7.6 million in contributions from employees and recognized $2.1 million and $3.3 million of stock-based compensation expense related to the ESPP. In the twelve months ended December 31, 2014 and 2015, 149,378 and 538,398 shares of common stock were issued under the ESPP at a weighted average purchase price of $23.95 and $17.80. There was no stock-based compensation expense related to the ESPP or shares of common stock issued under the ESPP in the eleven months ended December 31, 2013.

Stock Options

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

Stock option activity during the twelve months ended December 31, 2015 was as follows:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
	(in thousands, except share and per share data)
Balance as of December 31, 2014	10,980,256	$7.91	1.08	$120,033
Granted	2,940,736	3.44
Exercised	(1,077,797)	4.78
Forfeited	(27,304)	6.09
Balance as of December 31, 2015	12,815,891	7.15	1.09	101,151
Vested and exercisable as of December 31, 2015	9,292,855	5.74	0.57	81,541
Expected to vest as of December 31, 2015 (2)	3,259,020	$10.81	2.47	$18,156

(1)Amounts represent the difference between the exercise price and the fair value of common stock at each period end for all in the money options outstanding based on the fair value per share of common stock of $17.83 and $13.41 as of December 31, 2014 and 2015.

(2)Options expected to vest reflect an estimated forfeiture rate.

The per-share fair value of stock options granted during the eleven months ended December 31, 2013, the twelve months ended December 31, 2014 and the twelve months ended December 31, 2015 was determined on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Eleven Months Ended December 31,	Twelve Months Ended December 31,
	2013	2014	2015
Expected life (in years)	5.99 - 6.32	6.08	6.08
Risk-free interest rate	1.00% - 2.04%	1.71% - 1.93%	1.75% - 1.92%
Expected volatility	58% - 59%	58% - 59%	49% - 50%
Expected dividend yield	0%	0%	0%

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

During the eleven months ended December 31, 2013, the twelve months ended December 31, 2014 and the twelve months ended December 31, 2015, we recorded stock-based compensation expense related to stock options of approximately $10.6 million, $14.7 million and $10.7 million, respectively.

As of December 31, 2015, there was $32.2 million of unrecognized compensation cost related to outstanding employee stock options. This amount is expected to be recognized over a weighted-average period of 2.47 years. To the extent the actual forfeiture rate differs from our estimates, stock-based compensation related to these awards could differ from our expectations.

The weighted-average fair value of stock option grants made during the eleven months ended December 31, 2013, the twelve months ended December 31, 2014 and the twelve months ended December 31, 2015 was $9.34, $19.74 and $9.08 per share, respectively.

The total grant date fair value of stock options vested during the eleven months ended December 31, 2013, the twelve

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

months ended December 31, 2014 and the twelve months ended December 31, 2015 was $9.1 million, $16.0 million and $17.6 million, respectively.

The aggregate intrinsic value of stock options exercised during the eleven months ended December 31, 2013, the twelve months ended December 31, 2014 and the twelve months ended December 31, 2015 was $93.8 million, $169.2 million and $9.5 million, respectively. The total fair value of options vested during the eleven months ended December 31, 2013, the twelve months ended December 31, 2014 and the twelve months ended December 31, 2015 was $9.4 million, $16.5 million and $17.6 million, respectively.

Restricted Stock Units

The fair value of the restricted stock units is expensed ratably over the vesting period. RSUs vest annually on a cliff basis over the service period, which is generally four years. During the eleven months ended December 31, 2013, the twelve months ended December 31, 2014 and the twelve months ended December 31, 2015, we recorded stock-based compensation expense related to restricted stock units of approximately $28.9 million, $69.9 million and $96.1 million, respectively. As of December 31, 2015, total compensation cost not yet recognized of approximately $256.1 million related to non-vested restricted stock units, is expected to be recognized over a weighted average period of 2.75 years.

The following table summarizes the activities for our RSUs for the twelve months ended December 31, 2015:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2014	11,024,068	$21.99
Granted	11,678,792	15.40
Vested	(4,184,415)	21.06
Forfeited	(1,246,360)	19.89
Unvested as of December 31, 2015	17,272,085	17.91
Expected to vest as of December 31, 2015 (1)	15,595,029	$17.90
(1) RSUs expected to vest reflect an estimated forfeiture rate.

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

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

We have determined the grant-date fair value of the MSUs using a Monte Carlo simulation performed by a third-party valuation firm. We recognize stock-based compensation for the MSUs over the requisite service period, which is approximately three years, using the accelerated attribution method. During the twelve months ended December 31, 2015, we granted 776,000 MSUs at a total grant-date fair value of $4.3 million. During the twelve months ended December 31, 2015, we recorded stock-based compensation expense from MSUs of approximately $1.5 million. As of December 31, 2015, total compensation cost not yet recognized of approximately $2.8 million related to non-vested MSUs, is expected to be recognized over a weighted average period of 2.13 years. There was no stock-based compensation expense related to MSUs or shares of common stock issued under the MSU plan in the eleven months ended December 31, 2013 and the twelve months ended December 31, 2014.

The following table summarizes the activities for our MSUs for the twelve months ended December 31, 2015:

	Number of MSUs	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2014	—	$—
Granted	776,000	5.60
Vested	—	—
Forfeited	—	—
Unvested as of December 31, 2015	776,000	5.60
Expected to vest as of December 31, 2015 (1)	710,882	$5.60
(1) MSUs expected to vest reflect an estimated forfeiture rate.

Stock-based Compensation Expense

Stock-based compensation expense includes expense related to Ticketfly employees for the two months ended December 31, 2015. Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows:

	Eleven Months Ended December 31,	Twelve Months Ended December 31,
	2013	2014	2015
	(in thousands)
Stock-based compensation expense
Cost of revenue—Other	$1,946	$4,414	$5,531
Cost of revenue—Ticketing service	—	—	40
Product development	8,802	17,546	23,671
Sales and marketing	20,222	42,165	52,747
General and administrative	9,071	22,930	29,656
Total stock-based compensation expense	$40,041	$87,055	$111,645

During the eleven months ended December 31, 2013 and twelve months ended December 31, 2014 and 2015, we capitalized $0.7 million, $1.3 million and $2.7 million of stock-based compensation as internal use software and website development costs, respectively.

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

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

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

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options and restricted stock units, to the extent dilutive. Basic and diluted net loss per share were the same for the eleven months ended December 31, 2013, the twelve months ended December 31, 2014 and the twelve months ended December 31, 2015, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of historical basic and diluted net loss per share:

	Eleven Months Ended December 31,	Twelve Months Ended December 31,
	2013	2014	2015
	(in thousands except per share amounts)
Numerator
Net loss	$(27,017)	$(30,406)	$(169,661)

Denominator
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	180,968	205,273	213,790
Net loss per share, basic and diluted	$(0.15)	$(0.15)	$(0.79)

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	As of December 31, 2013	As of December 31, 2014	As of December 31, 2015
	(in thousands)
Options to purchase common stock	22,708	10,980	12,816
Restricted stock units	10,366	11,024	17,272
Market stock units	—	—	776
Total common stock equivalents	33,074	22,004	30,864

On December 9, 2015, we completed an offering of our 1.75% convertible senior notes due 2020. Under the treasury stock method, the Notes will generally have a dilutive impact on earnings per share if our average stock price for the period exceeds approximately $16.42 per share of our common stock, the conversion price of the Notes. For the period from the issuance of the offering of the Notes through December 31, 2015, the conversion feature of the Notes was anti-dilutive.

In connection with the pricing of the Notes, we entered into capped call transactions which increase the effective conversion price of the Notes, and are designed to reduce potential dilution upon conversion of the Notes. Since the beneficial impact of the capped call is anti-dilutive, it is excluded from the calculation of earnings per share. Refer to Note 7 "Debt Instruments" for further details regarding our Notes.

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

12.                       Selected Quarterly Financial Data (unaudited)

	Three months ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014	2015	2015	2015	2015
	(in thousands, except per share data)
Total revenue (1)	$194,315	$218,894	$239,593	$268,000	$230,764	$285,560	$311,562	$336,157
Cost of revenue
Cost of Revenue—Content acquisition costs	108,275	111,461	111,315	115,326	126,023	130,134	211,272	142,933
Cost of revenue—Other	14,979	13,989	15,453	17,206	16,233	20,043	21,414	22,168
Cost of revenue—Ticketing service (1)	—	—	—	—	—	—	—	7,121
Total cost of revenue	123,254	125,450	126,768	132,532	142,256	150,177	232,686	172,222
Gross profit	71,061	93,444	112,825	135,468	88,508	135,383	78,876	163,935
Operating expenses
Product development (1)	11,831	13,076	13,381	14,865	15,875	18,742	21,849	28,115
Sales and marketing (1)	61,864	66,232	72,320	76,914	84,274	94,035	107,286	112,574
General and administrative (1)	26,361	25,865	29,143	31,074	36,754	38,812	35,603	42,774
Total operating expenses	100,056	105,173	114,844	122,853	136,903	151,589	164,738	183,463
Income (loss) from operations	(28,995)	(11,729)	(2,019)	12,615	(48,395)	(16,206)	(85,862)	(19,528)
Net income (loss)	(28,931)	(11,728)	(2,025)	12,278	(48,257)	(16,065)	(85,930)	(19,409)
Net income (loss) per share, basic	(0.14)	(0.06)	(0.01)	0.06	(0.23)	(0.08)	(0.40)	(0.09)
Net income (loss) per share, diluted	$(0.14)	$(0.06)	$(0.01)	$0.06	$(0.23)	$(0.08)	$(0.40)	$(0.09)
(1) Includes two months of revenue and expense for Ticketfly from the acquisition date of October 31, 2015 to December 31, 2015.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this Annual Report on Form 10-K, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.

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

Our management has assessed the effectiveness of the internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013 framework).

In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of Ticketfly, which we acquired on October 31, 2015, as discussed in Note 5, “Business Combinations,” of the Notes to the Consolidated Financial Statements. We have included the financial results of Ticketfly in the consolidated financial statements from the date of acquisition. Total revenues subject to Ticketfly's internal control over financial reporting represented approximately one percent of our consolidated total revenues for the twelve months ended December 31, 2015. Total assets and net assets subject to Ticketfly's internal control over financial reporting represented approximately three percent and approximately two percent of our consolidated total assets and consolidated net assets, excluding acquisition method fair value adjustments, as of December 31, 2015.

Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

We are in the process of implementing a new enterprise resource planning ("ERP") system, which will occur over a period of more than one year. During the year ended December 31, 2015, we completed the implementation of several significant ERP modules including core financial and purchasing modules. In connection with the implementation of the ERP

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

system, we updated the processes that constitute our internal control over financial reporting, as necessary, to accommodate related changes to our business processes and accounting procedures. We will continue to implement additional ERP modules in a phased approach.

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

Except as otherwise described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item regarding our directors and executive officers is incorporated by reference to the sections of our proxy statement to be filed with the SEC in connection with our 2016 annual meeting of stockholders (the "Proxy Statement") entitled "Election of Class III Directors" and "Management."

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

SIGNATURES

        Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 18, 2016.

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

Signature	Title	Date

/s/ BRIAN MCANDREWS	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	February 18, 2016
Brian McAndrews

/s/ MICHAEL S. HERRING	Chief Financial Officer (Principal Financial and Accounting Officer)	February 18, 2016
Michael S. Herring

/s/ PETER CHERNIN	Director	February 18, 2016
Peter Chernin

/s/ ROGER FAXON	Director	February 18, 2016
Roger Faxon

/s/ JAMES M. P. FEUILLE	Director	February 18, 2016
James M. P. Feuille

/s/ PETER GOTCHER	Director	February 18, 2016
Peter Gotcher

/s/ TIMOTHY LEIWEKE	Director	February 18, 2016
Timothy Leiweke

Director
Elizabeth A. Nelson

/s/ MICKIE ROSEN	Director	February 18, 2016
Mickie Rosen

/s/ TIM WESTERGREN	Director	February 18, 2016
Tim Westergren

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By	Filed Herewith
2.01	Agreement and Plan of Merger, dated as of October 7, 2015, among the Company, Ticketfly, Inc., Tennessee Acquisition Sub I, Inc., Tennessee Acquisition Sub II, LLC and Shareholder Representative Services LLC	8-K/A	001-35198	2.1	10/8/2015
2.02	Asset Purchase Agreement, dated as of November 16, 2015, by and between Pandora Media, Inc. and Rdio, Inc.						X
3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-172215	3.1	5/4/2011
3.02	Amended and Restated Bylaws	S-1/A	333-172215	3.2	5/4/2011
4.01	Fifth Amended and Restated Investor Rights Agreement, by and among Pandora Media, Inc. and the investors listed on Exhibit A thereto, dated May 20, 2010, as amended	S-1/A	333-172215	4.2	2/22/2011
4.02	Indenture, dated as of December 9, 2015, between Pandora Media, Inc. and Citibank, N.A., as Trustee	8-K	001-35198	4.1	12/9/2015
4.03	Form of 1.75% Convertible Senior Note due 2020 (included in Exhibit 4.02)
10.01†	2011 Long Term Incentive Plan and Form of Stock Option Agreement under 2011 Long Term Incentive Plan	S-1/A	333-172215	10.1	5/26/2011
10.02†	Ticketfly, Inc. 2008 Stock Plan	S-8	333-208005	99.1	11/13/2015
10.03†	2004 Stock Plan, as amended, and Forms of Stock Option Agreement and Restricted Stock Purchase Agreement under 2004 Stock Plan	S-1/A	333-172215	10.3	2/22/2011
10.04†	2000 Stock Incentive Plan, as amended, and Forms of NSO Stock Option Agreement and ISO Stock Option Agreement under 2000 Stock Plan	S-1/A	333-172215	10.4	2/22/2011
10.05†	Form of Indemnification Agreement by and between Pandora Media, Inc. and each of its executive officers and its directors not affiliated with an investment fund	S-1/A	333-172215	10.5	2/22/2011
10.06†	Form of Indemnification Agreement by and between Pandora Media, Inc. and each of its directors affiliated with an investment fund	S-1/A	333-172215	10.5A	2/22/2011
10.7†	Employment Agreement with Tim Westergren, dated April 28, 2004	S-1/A	333-172215	10.7	2/22/2011
10.9†	Offer Letter with John Trimble, dated February 18, 2009	S-1/A	333-172215	10.1	2/22/2011
10.10	Office Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated July 23, 2009	S-1/A	333-172215	10.12	2/22/2011
10.10A	First Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated April 13, 2010	S-1/A	333-172215	10.12A	2/22/2011
10.10B	Second Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated June 16, 2010	S-1/A	333-172215	10.12B	2/22/2011
10.10C	Third Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated December 15, 2010	10-Q	001-35198	10.12C	9/4/2012
10.10D	Fourth Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated March 10, 2011	10-Q	001-35198	10.12D	9/4/2012
10.10E	Fifth Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated July 1, 2011	10-Q	001-35198	10.12E	9/4/2012

10.10F	Sixth Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated September 27, 2011	10-Q	001-35198	10.12F	9/4/2012
10.10G	Seventh Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated July 12, 2012	10-Q	001-35198	10.12G	9/4/2012
10.10H	Eighth Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated February 1, 2013	10-Q	001-35198	10.12H	5/29/2013
10.10I	Ninth Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated August 15, 2013	10-Q	001-35198	10.12I	10/28/2014
10.10J	Tenth Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated October 1, 2014	10-Q	001-35198	10.12J	10/28/2014
10.10K	Sublease between Cerexa, Inc. and Pandora Media, Inc. dated January 1, 2015	10-K	001-35198	10.10K	2/11/2015
10.10L	First Lease Modification and Term Extension and Additional Space Agreement between 125 Park Owner LLC and Pandora Media, Inc., dated July 22, 2015	10-Q	001-35198	10.10L	7/24/2015
10.10M	Eleventh Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated July 28, 2015*					X
10.12	License Agreement by and between SESAC and Pandora Media, Inc., dated July 1, 2007	S-1/A	333-172215	10.14	2/22/2011
10.13	Credit Agreement among Pandora Media, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, dated as of May 13, 2011	S-1/A	333-172215	10.17	6/10/2011
10.13A	Amendment and Restatement Agreement to Credit Agreement among Pandora Media, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, dated as of September 12, 2013	10-Q	001-35198	10.15	11/26/2013
10.13B
Amendment No. 1 to Credit Agreement, as amended and restated as of September 12, 2013, among Pandora Media, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, dated as of December 2, 2015
						X
10.13C
Amendment and Restatement Agreement to Credit Agreement, as previously amended and restated as of September 12, 2013, among Pandora Media, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, dated as of December 21, 2015
						X
10.14†	Form of Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan	10-Q	001-35198	10.01	9/2/2011
10.15†	Amended Executive Severance and Change in Control Policy	10-K	001-35198	10.18	3/19/2012
10.16†	Offer Letter with Simon Fleming-Wood, dated August 5, 2012	10-Q	001-35198	10.19	6/4/2012
10.17†	Calendar 2014 Corporate Incentive Plan	10-Q	001-35198	10.19C	4/29/2014
10.18†	2015 Corporate Incentive Plan	10-Q	001-35198	10.17D	4/27/2015
10.20†	Australian Form of Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan	10-K	001-35198	10.22	3/18/2013
10.21†	Offer Letter with Michael Herring, dated December 21, 2012	10-K	001-35198	10.23	3/18/2013
10.22†	New Zealand Form of Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan	10-Q	001-35198	10.24	5/29/2013
10.23†	Offer Letter with Brian McAndrews, dated September 11, 2013	10-Q	001-35198	10.25	11/26/2013
10.24†	2014 Employee Stock Purchase Plan	S-8	333-193612	99.2	1/28/2014

10.25†	Offer Letter with Sara Clemens, dated January 22, 2014	10-Q	001-35198	10.25	4/27/2015
10.26†	Offer Letter with Stephen Bené, dated October 14, 2014	10-Q	001-35198	10.26	4/27/2015
10.27†	Offer Letter with Christopher Phillips, dated October 20, 2014	10-Q	001-35198	10.27	4/27/2015
10.28†	Form of MSU Grant Notice and Award Agreement	10-Q	001-35198	10.28	4/27/2015
10.29	Settlement Agreement by and among Pandora Media, Inc. and Capitol Records, LLC et al.**	10-Q	001-35198	10.29	10/26/2015
10.30	Capped call transaction confirmation, dated as of December 3, 2015, by and between Morgan Stanley & Co. LLC and Pandora Media, Inc.	8-K	001-35198	10.1	12/9/2015
10.31	Additional capped call transaction confirmation, dated as of December 4, 2015, by and between Morgan Stanley & Co. LLC and Pandora Media, Inc.	8-K	001-35198	10.2	12/9/2015
10.32	Capped call transaction confirmation, dated as of December 3, 2015, by and between JPMorgan Chase Bank, National Association, London Branch and Pandora Media, Inc.	8-K	001-35198	10.3	12/9/2015
10.33	Additional capped call transaction confirmation, dated as of December 4, 2015, by and between JPMorgan Chase Bank, National Association, London Branch and Pandora Media, Inc.	8-K	001-35198	10.4	12/9/2015
23.01	Consent of Independent Registered Public Accounting Firm					X
24.01	Power of Attorney (included on signature page of this Annual Report on Form 10-K)					X
31.01	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.02	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.01	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets as of December 31, 2015 and December 31, 2014, (ii) Statements of Operations for the Twelve months ended December 31, 2015 and 2014 and the Eleven months ended December 31, 2013, (iii) Statements of Comprehensive Loss for the Twelve months ended December 31, 2015 and 2014 and the Eleven months Ended December 31, 2013, (iv) Statements of Cash Flows for the Twelve months ended December 31, 2015 and 2014 and the Eleven months ended December 31, 2013 and (v) Notes to Financial Statements
						X
†	Indicates management contract or compensatory plan.
*
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished on a supplemental basis to the Securities and Exchange Commission upon request; provided, however that we may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

**	Confidential treatment requested as to certain portions of this exhibit, which portions have been omitted and submitted separately to the Securities and Exchange Commission.