Form 10-Q
period 2016-03-31
Pandora Media, Inc.
filed 2016-05-02
CIK 1230276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

The number of shares of registrant’s common stock outstanding as of April 28, 2016 was: 228,777,595.

Pandora Media, Inc.

FORM 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Pandora Media, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
 (unaudited)

	As of December 31, 2015	As of March 31, 2016
Assets
Current assets
Cash and cash equivalents	$334,667	$303,454
Short-term investments	35,844	45,805
Accounts receivable, net of allowance of $2,165 at December 31, 2015 and $2,739 at March 31, 2016	277,075	237,760
Prepaid expenses and other current assets	35,920	48,182
Total current assets	683,506	635,201
Long-term investments	46,369	33,238
Property and equipment, net	66,370	81,412
Goodwill	303,875	304,787
Intangible assets, net	110,745	105,843
Other long-term assets	29,792	31,860
Total assets	$1,240,657	$1,192,341
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$17,897	$9,922
Accrued liabilities	37,185	35,375
Accrued royalties	97,390	111,554
Deferred revenue	19,939	27,579
Accrued compensation	43,788	43,938
Other current liabilities	15,632	23,044
Total current liabilities	231,831	251,412
Long-term debt, net	234,577	239,011
Other long-term liabilities	30,862	31,521
Total liabilities	497,270	521,944
Stockholders’ equity
Common stock: 224,970,412 shares issued and outstanding at December 31, 2015 and 228,750,220 at March 31, 2016	23	23
Additional paid-in capital	1,110,539	1,152,577
Accumulated deficit	(366,658)	(481,760)
Accumulated other comprehensive loss	(517)	(443)
Total stockholders’ equity	743,387	670,397
Total liabilities and stockholders’ equity	$1,240,657	$1,192,341

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2015	2016
Revenue
Advertising	$178,739	$220,308
Subscription and other	52,025	54,732
Ticketing service	—	22,265
Total revenue	230,764	297,305
Cost of revenue
Cost of revenue - Content acquisition costs	126,023	171,264
Cost of revenue - Other	16,233	20,999
Cost of revenue - Ticketing service	—	14,646
Total cost of revenue	142,256	206,909
Gross profit	88,508	90,396
Operating expenses
Product development	15,875	35,846
Sales and marketing	84,274	117,622
General and administrative	36,754	46,296
Total operating expenses	136,903	199,764
Loss from operations	(48,395)	(109,368)
Interest expense	(131)	(6,175)
Other income, net	328	862
Total other income (expense), net	197	(5,313)
Loss before provision for income taxes	(48,198)	(114,681)
Provision for income taxes	(59)	(421)
Net loss	$(48,257)	$(115,102)
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	209,928	226,659
Net loss per share, basic and diluted	$(0.23)	$(0.51)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended March 31,
	2015	2016
Net loss	$(48,257)	$(115,102)
Change in foreign currency translation adjustment	(99)	(233)
Change in net unrealized gains on marketable securities	558	305
Other comprehensive income	459	72
Total comprehensive loss	$(47,798)	$(115,030)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2015	2016
Operating activities
Net loss	$(48,257)	$(115,102)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	4,340	13,277
Stock-based compensation	23,195	38,655
Amortization of premium on investments, net	619	140
Other operating activities	834	895
Amortization of debt discount	—	4,434
Changes in operating assets and liabilities
Accounts receivable	29,182	38,514
Prepaid expenses and other assets	(5,076)	(19,742)
Accounts payable, accrued and other current liabilities	8,087	(3,467)
Accrued royalties	6,896	14,152
Accrued compensation	(4,390)	2,597
Other long-term liabilities	(1,526)	659
Deferred revenue	12,328	7,640
Reimbursement of cost of leasehold improvements	749	4,244
Net cash provided by (used in) operating activities	26,981	(13,104)
Investing activities
Purchases of property and equipment	(4,339)	(14,371)
Internal-use software costs	(1,592)	(7,177)
Purchases of investments	(56,790)	(4,993)
Proceeds from maturities of investments	78,489	8,332
Proceeds from sale of investments	640	—
Payments related to acquisition, net of cash acquired	—	(676)
Net cash provided by (used in) investing activities	16,408	(18,885)
Financing activities
Proceeds from employee stock purchase plan	1,619	1,687
Proceeds from exercise of stock options	1,094	520
Tax payments from net share settlements of restricted stock units	(888)	(1,294)
Net cash provided by financing activities	1,825	913
Effect of exchange rate changes on cash and cash equivalents	(157)	(137)
Net increase (decrease) in cash and cash equivalents	45,057	(31,213)
Cash and cash equivalents at beginning of period	175,957	334,667
Cash and cash equivalents at end of period	$221,014	$303,454
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$83	$107
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$2,783	$6,356

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.                       Description of Business and Basis of Presentation

Pandora

Pandora is the world’s most powerful music discovery platform, offering a personalized experience for each of our listeners wherever and whenever they want to listen to music—whether through earbuds, car speakers or live on stage. Our vision is to be the definitive source of music discovery and enjoyment for billions. The majority of our listener hours occur on mobile devices, with the majority of our revenue generated from advertising on these devices. We offer both local and national advertisers the opportunity to deliver targeted messages to our listeners using a combination of audio, display and video advertisements. We also generate revenue by offering an advertising-free subscription service which we call Pandora One. We were incorporated as a California corporation in January 2000 and reincorporated as a Delaware corporation in December 2010. Our principal operations are located in the United States, and we also operate in Australia, New Zealand and Canada.

Ticketing Service

Ticketfly is a leading live events technology company that provides ticketing and marketing software and services for venues and event promoters across North America. Ticketfly's ticketing, digital marketing and analytics software helps promoters book talent, sell tickets and drive in-venue revenue, while Ticketfly's consumer tools help fans find and purchase tickets to events. Ticketfly’s revenue primarily consists of service and merchant processing fees from ticketing operations. We completed the acquisition of Ticketfly on October 31, 2015.

As used herein, “Pandora,” “we,” “our,” the “Company” and similar terms include Pandora Media, Inc. and its subsidiaries, unless the context indicates otherwise.

Basis of Presentation

The interim unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission ("SEC") Regulation S-X, and include the accounts of Pandora and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of our management, the interim unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position for the periods presented. These interim unaudited condensed consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any subsequent period and should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Certain changes in presentation have been made to conform the prior period presentation to current period reporting. We have reclassified certain amounts from the accounts payable, accrued and other current liabilities line item to the long-term liabilities line item of our condensed consolidated statements of cash flows. We have also reclassified internal-use software costs from the purchases of property and equipment line item to the internal-use software costs line item of our condensed consolidated statements of cash flows. Lastly, we have reclassified interest expense from the other income (expense), net line item to the interest expense line item of our condensed consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates are used in several areas including, but not limited to determining accrued royalties, selling prices for elements sold in multiple-element arrangements, the allowance for doubtful accounts, the fair value of stock options, market stock units ("MSUs") and the Employee Stock Purchase Plan ("ESPP"), the provision for (benefit from) income taxes and the impact of forfeitures on stock-based compensation. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements could be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2.                        Summary of Significant Accounting Policies

There have been no material changes to our significant accounting policies as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Concentration of Credit Risk

For the three months ended March 31, 2015 and 2016, we had no customers that accounted for more than 10% of our total revenue. As of December 31, 2015 and March 31, 2016, we had no customers that accounted for more than 10% of our total accounts receivable.

Recently Issued Accounting Standards

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718) ("ASU 2016-09)". ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. Additionally, it allows an employer to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within that fiscal year, although early adoption is permitted. We are currently evaluating implementation methods and the effect that implementation of this standard will have on our consolidated financial statements upon adoption.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires lessees to put most leases on their balance sheets but recognize expenses on their income statement and eliminates the real estate-specific provisions for all entities. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating implementation methods and the effect that implementation of this standard will have on our consolidated financial statements upon adoption.

3.                        Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments consisted of the following:

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	As of December 31, 2015	As of March 31, 2016
	(in thousands)
Cash and cash equivalents
Cash	$104,361	$109,287
Money market funds	180,021	112,561
Commercial paper	31,089	68,547
Corporate debt securities	2,000	11,058
U.S. government and government agency debt securities	17,196	2,001
Total cash and cash equivalents	$334,667	$303,454
Short-term investments
Commercial paper	$4,792	$8,795
Corporate debt securities	31,052	37,010
Total short-term investments	$35,844	$45,805
Long-term investments
Corporate debt securities	$46,369	$33,238
Total long-term investments	$46,369	$33,238
Cash, cash equivalents and investments	$416,880	$382,497

Our short-term investments have maturities of twelve months or less and are classified as available-for-sale. Our long-term investments have maturities of greater than twelve months and are classified as available-for-sale.

The following tables summarize our available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of December 31, 2015 and March 31, 2016.

	As of December 31, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$180,021	$—	$—	$180,021
Commercial paper	35,881	—	—	35,881
Corporate debt securities	79,760	8	(347)	79,421
U.S. government and government agency debt securities	17,198	—	(2)	17,196
Total cash equivalents and marketable securities	$312,860	$8	$(349)	$312,519

	As of March 31, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$112,561	$—	$—	$112,561
Commercial paper	77,342	—	—	77,342
Corporate debt securities	81,342	36	(72)	81,306
U.S. government and government agency debt securities	2,001	—	—	2,001
Total cash equivalents and marketable securities	$273,246	$36	$(72)	$273,210

The following table presents available-for-sale investments by contractual maturity date as of December 31, 2015 and March 31, 2016.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	As of December 31, 2015
	Adjusted Cost	Fair Value
	(in thousands)
Due in one year or less	$266,205	$266,150
Due after one year through three years	46,655	46,369
Total	$312,860	$312,519

	As of March 31, 2016
	Adjusted Cost	Fair Value
	(in thousands)
Due in one year or less	$239,998	$239,972
Due after one year through three years	33,248	33,238
Total	$273,246	$273,210

The following tables summarize our available-for-sale securities’ fair value and gross unrealized losses aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2015 and March 31, 2016.

	As of December 31, 2015
	Twelve Months or Less		More than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate debt securities	$64,804	$(293)	$8,531	$(54)	$73,335	$(347)
U.S. government and government agency debt securities	16,241	(2)	—	—	16,241	(2)
Total	$81,045	$(295)	$8,531	$(54)	$89,576	$(349)

	As of March 31, 2016
	Twelve Months or Less		More than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate debt securities	$24,891	$(30)	$19,488	$(42)	$44,379	$(72)
Total	$24,891	$(30)	$19,488	$(42)	$44,379	$(72)

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

The unrealized losses on our available-for-sale securities as of March 31, 2016 were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. As of March 31, 2016, we owned 37 securities that were in an unrealized loss position. Based on our cash flow needs, we may be required to sell a portion of these securities prior to maturity. However, we expect to recover the full carrying value of these securities. As a result, no portion of the unrealized losses at March 31, 2016 is deemed to be other-than-temporary and the unrealized losses are not deemed to be credit losses. When evaluating the investments for other-than-temporary impairment, we review factors such as the length of time and

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three months ended March 31, 2016, we did not recognize any impairment charges.

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

The fair value of these financial assets and liabilities was determined using the following inputs at December 31, 2015 and March 31, 2016:

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

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	As of March 31, 2016
	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(in thousands)
Assets
Money market funds	$112,561	$—	$112,561
Commercial paper	—	77,342	77,342
Corporate debt securities	—	81,306	81,306
U.S. government and government agency debt securities	—	2,001	2,001
Total assets measured at fair value	$112,561	$160,649	$273,210

Our money market funds are classified as Level 1 within the fair value hierarchy because they are valued primarily using quoted market prices. Our other cash equivalents and short-term investments are classified as Level 2 within the fair value hierarchy because they are valued using professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. As of December 31, 2015 and March 31, 2016, we held no Level 3 assets or liabilities.

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

In October 2015, the parties reached an agreement ("pre-1972 settlement") whereby we agreed to pay the plaintiffs a total of $90 million. The settlement resolves all past claims as to our use of pre-1972 recordings owned or controlled by the plaintiffs and enables us, without any additional payment, to reproduce, perform and broadcast such recordings in the United States through December 31, 2016. This agreement was approved by our board of directors and executed on October 21, 2015. Pursuant to this settlement, we paid the plaintiffs $60 million in October 2015 and the plaintiffs dismissed the case with prejudice.  As a result, cost of revenue - content acquisition costs increased by $65.4 million in the twelve months ended December 31, 2015, of which $57.9 million was related to a one-time cumulative charge to cost of revenue - content acquisition costs related to pre-1972 spins played through September 30, 2015. The remaining charge of $24.6 million will be recorded in cost of revenue - content acquisition costs in 2016 based on expected streaming of pre-1972 recordings over the period. The pre-72 settlement further requires that we make four additional installment payments of $7.5 million each. The first was paid in December 2015 and the second was paid in March 2016. The remaining two installments will be paid on or before July 1, 2016 and October 1, 2016.

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

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

6.                       Goodwill and Intangible Assets

During the three months ended March 31, 2016, we completed a business combination that was not material to our condensed consolidated financial statements. The changes in the carrying amount of goodwill for the three months ended March 31, 2016, are as follows:

Goodwill
(in thousands)
Balance as of December 31, 2015	$303,875
Goodwill resulting from business combinations and finalization of fair value	912
Balance as of March 31, 2016	$304,787

 The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangible assets.

	As of December 31, 2015			As of March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)			(in thousands)
Finite-lived intangible assets
Patents	$8,030	$(1,824)	$6,206	$8,030	$(2,007)	$6,023
Developed technology	56,050	(1,265)	54,785	56,166	(4,346)	51,820
Customer relationships - clients	37,300	(777)	36,523	37,400	(1,953)	35,447
Customer relationships - users	1,940	(318)	1,622	1,940	(561)	1,379
Trade names	11,720	(304)	11,416	11,735	(754)	10,981
Total finite-lived intangible assets	$115,040	$(4,488)	$110,552	$115,271	$(9,621)	$105,650

Indefinite-lived intangible assets
FCC license - Broadcast Radio	$193	$—	$193	$193	$—	$193

Total intangible assets	$115,233	$(4,488)	$110,745	$115,464	$(9,621)	$105,843

Amortization expense of intangible assets was $0.2 million and $5.1 million for the three months ended March 31, 2015 and 2016.

The following is a schedule of future amortization expense related to finite-lived intangible assets as of March 31, 2016.

As of March 31, 2016
(in thousands)
Remainder of 2016	$15,414
2017	20,118
2018	17,654
2019	17,129
2020	15,896
Thereafter	19,439
Total future amortization expense	$105,650

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

7.                       Debt Instruments

Long-term debt, net consisted of the following:

	As of December 31,	As of March 31,
	2015	2016
	(in thousands)
1.75% convertible senior notes due 2020	$345,000	$345,000
Unamortized discount on convertible senior notes	(110,423)	(105,989)
Long-term debt, net	$234,577	$239,011

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

The Notes are unsecured, senior obligations of Pandora, and interest is payable semi-annually at a rate of 1.75% per annum. The Notes will mature on December 1, 2020, unless earlier repurchased or redeemed by Pandora or converted in accordance with their terms prior to such date. Prior to July 1, 2020, the Notes are convertible at the option of holders only upon the occurrence of specified events or during certain periods as further described below; thereafter, until the second scheduled trading day prior to maturity, the Notes will be convertible at the option of holders at any time.

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

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

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

The following table outlines the effective interest rate, contractually stated interest expense and costs related to the amortization of the discount for the Notes:

Three months ended March 31, 2016
(in thousands except for effective interest rate)
Effective interest rate	10.18%
Contractually stated interest expense	$1,509
Amortization of discount	$4,434

The capped call transactions are expected to reduce the potential dilution to our common stock and/or offset the cash payments we would be required to make in excess of the principal amount of the converted Notes in the event that the market price of our common stock, as measured under the terms of the capped call transaction, is greater than the strike price of the capped call transaction, with such reduction and/or offset subject to a cap based on the cap price of the capped call transactions. The strike price of the capped call transactions corresponds to the initial conversion price of the Notes and is subject to certain adjustments under the terms of the capped call transactions. The capped call transactions have an initial cap price of $25.26 per share and are subject to certain adjustments under the terms of the capped call transactions. The capped call transactions have been included as a net reduction to additional paid-in capital within stockholders’ equity.

Credit Facility

We are party to a $120.0 million credit facility with a syndicate of financial institutions, which expires on September 12, 2018. As of March 31, 2016, we had no borrowings outstanding, $0.5 million in letters of credit outstanding and $119.5 million of available borrowing capacity under the credit facility. We are in compliance with all financial covenants associated with the credit facility as of March 31, 2016.

8.                       Stock-based Compensation Plans and Awards

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

The following assumptions for the Black-Scholes option pricing model were used to determine the per-share fair value of shares to be granted under the ESPP:

	Three months ended March 31,
	2015	2016
Expected life (in years)	0.5	0.5
Risk-free interest rate	0.05 - 0.07%	0.24 - 0.41%
Expected volatility	42%	41%
Expected dividend yield	0%	0%

During the three months ended March 31, 2015 and 2016, we withheld $1.6 million and $1.7 million in contributions from employees and recognized $0.6 million and $0.6 million of stock-based compensation expense related to the ESPP, respectively. In the three months ended March 31, 2015 and 2016, 282,966 and 611,348 shares of common stock were issued under the ESPP.

Employee Stock-Based Awards

Our 2011 Equity Incentive Plan (the “2011 Plan”) provides for the issuance of stock options, restricted stock units and other stock-based awards to our employees. The 2011 Plan is administered by the compensation committee of our board of directors.

Stock options

We measure stock-based compensation expenses for stock options at the grant date fair value of the award and recognize expenses on a straight-line basis over the requisite service period, which is generally the vesting period. We estimate the fair value of stock options using the Black-Scholes option-pricing model. During the three months ended March 31, 2015 and 2016, we recorded stock-based compensation expense from stock options of approximately $2.9 million and $6.8 million.

There were no options granted in the three months ended March 31, 2015 and 2016.

Restricted stock units ("RSUs")

The fair value of the restricted stock units is expensed ratably over the vesting period. RSUs typically have an initial annual cliff vest and then vest quarterly thereafter over the service period, which is generally four years. During the three months ended March 31, 2015 and 2016, we recorded stock-based compensation expense from RSUs of approximately $19.6 million and $31.0 million.

Market stock units ("MSUs")

We implemented a market stock unit program in March 2015 for certain key executives. MSUs are earned as a function of Pandora’s TSR performance measured against that of the Russell 2000 Index across three performance periods:

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

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

During the three months ended March 31, 2015 we granted 776,000 MSUs at a total grant-date fair value of $4.3 million. There were no MSUs granted in the three months ended March 31, 2016. During the three months ended March 31, 2015 and 2016, we recorded stock-based compensation expense from MSUs of approximately $0.1 million and $0.2 million.

In February 2016, the compensation committee of the board of directors certified the results of the first performance period of the 2015 MSU grant, which concluded December 31, 2015. During the first performance period, our relative TSR declined 26 percentage points relative to the Russell 2000 Index TSR for the period, which resulted in the vesting of the first MSU performance period at 22% of the one-third vesting opportunity for the performance period.

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows:

	Three months ended March 31,
	2015	2016
	(in thousands)
Stock-based compensation expense
Cost of revenue - Other	$1,207	$1,477
Cost of revenue - Ticketing service	—	60
Product development	4,605	8,501
Sales and marketing	11,344	13,613
General and administrative	6,039	15,004
Total stock-based compensation expense	$23,195	$38,655

In the three months ended March 31, 2016, we recorded stock-based compensation expense of $6.8 million related to accelerated awards in connection with executive severance. This amount is included in the general and administrative line item of our condensed consolidated statements of operations.

9.                       Net Loss Per Share

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, restricted stock units and market stock units, to the extent dilutive. Basic and diluted net loss per share were the same for the three months ended March 31, 2015 and 2016, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of historical basic and diluted net loss per share:

	Three months ended March 31,
	2015	2016
	(in thousands except per share amounts)
Numerator
Net loss	$(48,257)	$(115,102)
Denominator
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	209,928	226,659
Net loss per share, basic and diluted	$(0.23)	$(0.51)

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	As of March 31,
	2015	2016
	(in thousands)
Options to purchase common stock	10,787	12,627
Restricted stock units	15,764	22,947
Market stock units	776	776
Total common stock equivalents	27,327	36,350

On December 9, 2015, we completed an offering of our 1.75% convertible senior notes due 2020. Under the treasury stock method, the Notes will generally have a dilutive impact on earnings per share if our average stock price for the period exceeds approximately $16.42 per share of our common stock, the conversion price of the Notes. For the period from the issuance of the offering of the Notes through March 31, 2016, the conversion feature of the Notes was anti-dilutive.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, plans and objectives of management and economic, competitive and technological trends. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. We qualify all of our forward-looking statements by these cautionary statements. These and other factors could cause our results to differ materially from those expressed in this Quarterly Report on Form 10-Q.

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

Overview

Pandora - Internet Radio Service

Pandora is the world’s most powerful music discovery platform, offering a personalized experience for each of our listeners wherever and whenever they want to listen to music—whether through earbuds, car speakers or live on stage. Our vision is to be the definitive source of music discovery and enjoyment for billions. The majority of our listener hours occur on mobile devices, with the majority of our revenue generated from advertising on these devices. We offer both local and national advertisers the opportunity to deliver targeted messages to our listeners using a combination of audio, display and video advertisements. Founded by musicians, Pandora also empowers artists with valuable data and tools to help grow their careers and connect with their fans.

For the three months ended March 31, 2016, we streamed 5.52 billion hours of radio, and as of March 31, 2016, we had 79.4 million active users during the prior 30-day period. Since we launched our non-subscription, ad-supported radio service in 2005 our listeners have created over 10 billion stations.

At the heart of our service is our set of proprietary personalization technologies, including the Music Genome Project and our playlist generating algorithms. The Music Genome Project is a database of over 1,000,000 uniquely analyzed songs from over 150,000 artists, spanning over 600 genres and sub-genres, which we develop one song at a time by evaluating and cataloging each song’s particular attributes. When a listener enters a single song, artist, comedian or genre to start a station, the Pandora service instantly generates a station that plays music or comedy we think that listener will enjoy. Based on listener reactions to the recordings we pick, we further tailor the station to match the listener's preferences. Listeners also have the ability to add variety to and rename stations, which further allows for the personalization of our service.

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

Ticketing Service

Ticketfly is a leading live events technology company that provides ticketing and marketing software and services for venues and event promoters across North America. Ticketfly's ticketing, digital marketing and analytics software helps promoters book talent, sell tickets and drive in-venue revenue, while Ticketfly's consumer tools help fans find and purchase tickets to events. Tickets are primarily sold through the Ticketfly platform but are also sold through other channels such as box offices. In the three months ended March 31, 2016, Ticketfly had approximately 35 thousand live events on sale, for which approximately 3.8 million tickets, excluding box office sales were sold, to approximately 1.6 million unique ticket buyers, which resulted in more than $170 million in gross transaction value, excluding box office sales. We completed the acquisition of Ticketfly on October 31, 2015.

Factors Affecting our Business Model

Internet Radio Service

A majority of the listener hours for our internet radio service, our core business, occur on mobile devices and as such, we face challenges in optimizing our advertising products for delivery on mobile and other connected device platforms and monetizing inventory, or opportunities to sell advertisements, generated by listeners using these platforms.

In addition, our monetization strategy includes increasing the number of ad campaigns sold to local advertisers, placing us in more direct competition with broadcast radio for advertiser spending, especially for audio advertisements. Key to the success of our strategy to increase local advertising is our ability to convince a substantial base of local advertisers of the benefits of advertising on the Pandora service, including demonstrating the effectiveness and relevance of our advertising products, in particular audio advertising products.

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

•
Cost of Revenue—Content Acquisition Costs. We pay content acquisition costs, or royalties, to the copyright owners and performers, or their agents, of each sound recording that we stream, as well as to the publishers and songwriters, or their agents, for the musical works embodied in each of those sound recordings, subject to certain exclusions. Content acquisition costs are calculated based on the number of sound recordings streamed, revenue earned or other usage measures. The number of sound recordings we transmit to users of the Pandora service, as generally reflected by listener hours, drives a substantial majority of our content acquisition costs, although certain of our licensing agreements require us to pay fees for public performances of musical works based on a percentage of revenue.

Royalties for sound recordings are negotiated with and paid to record labels, rights organizations or to SoundExchange, Inc. ("SoundExchange") and Merlin Networks B.V. ("Merlin"). During 2015, we paid performance rates for the sound recordings we streamed according to the terms of the Pureplay Settlement agreement (the “2015 Pureplay Rates”). On December 16, 2015, the Copyright Royalty Board ("CRB") announced new per-performance rates that apply for commercial webcasters for calendar years 2016 through 2020 (the “Web IV Rates”). Unlike the royalty structure applicable under the Pureplay Settlement agreement, the Web IV Rates do not include an alternative calculation based on percentage of revenue, but instead are solely based on per-performance rates. The rates for non-subscription services were set at $0.0017 per play, and represent an approximate 21% increase from the 2015 Pureplay Rate for non-subscription services. The rates for subscription services were set at $0.0022 per play and represent a 12% decrease from the 2015 Pureplay Rate for subscription services. The Web IV Rates took effect January 1, 2016 and the rates for the calendar years 2017 through 2020 will be adjusted by the CRB to reflect the increases or decreases, if any, in the Consumer Price Index, applicable to that rate year.

Royalties for musical works are most often negotiated with and paid to performing rights organizations (“PROs") such as ASCAP, BMI, SESAC and Global Music Rights ("GMR") or directly to publishing companies. During the twelve months ended December 31, 2015, we entered into several direct deals with ASCAP, BMI and music publishers. The majority of the licenses are structured so that each publisher or PRO receives a pro rata share of a royalty pool equal to 20% of the royalties paid by us for sound recordings, with the pro rata share of the pool paid to each publisher or PRO being determined based on our usage of its works. These license agreements are structured differently from previous PRO and publisher licenses, which have traditionally been based on a percentage of a service’s revenue or a flat fee.

Given the per-play royalty structure of the Web IV Rates, our content acquisition costs increase with each additional listener hour, regardless of whether we are able to generate more revenue. As such, our ability to achieve and sustain profitability and operating leverage on our advertising-supported service depends on our ability to increase our revenue per hour of streaming through increased advertising revenue across all of our delivery platforms. Please refer to our discussion of these matters in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 for further information.

Other Offerings

In 2016, we expect to substantially increase our investments in our operations to drive anticipated future growth. One of our key objectives is to be the most powerful music discovery platform, which we believe will strengthen our brand and help us to convince advertisers to allocate spending towards our ad products. As such, a central focus is adding, retaining and engaging listeners to build market share and grow our listener hours. As our business has matured, our revenue growth has exceeded the growth in our listener hours. However, we expect to incur increasing annual net losses in the near term because our current strategy is to leverage improvements in gross profit by investing in broadening distribution channels and developing innovative and scalable products.

In 2016 and 2017, we intend to launch new subscription offerings that provide additional functionality, including an on-demand music streaming service. The development and launch of such additional service offerings will require significant engineering effort, as well as marketing, and other resources. In order to successfully launch such additional service offerings, we will need to obtain the associated content licensing rights and we will need to attract listeners to these new service offerings. The market for subscription-based music services, including on-demand services, is intensely competitive, and our ability to realize a return on this investment will depend on our ability to leverage brand awareness and deliver a differentiated service that listeners find attractive.

We also intend to leverage the core Pandora internet radio service to expand our ticketing service. Our ticketing service consists of the Ticketly platform, which is a fully-integrated cloud ticketing platform for live events. Ticketfly's platform provides ticketing and marketing services for venues and event promoters across North America and makes it easy for fans to find and purchase tickets to events, and also gives artists a means to more effectively promote their events.

Please refer to our discussion of these matters in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 for further information.

Key Metrics

The below key metrics do not include amounts related to our ticketing service, unless otherwise specifically stated.

Listener Hours

We track listener hours because it is a key indicator of the growth of our business. Beginning with the listener hours disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, we include listener hours related to our non-radio content offerings in the definition of listener hours. These offerings include non-music content such as podcasts, as well as custom music content such as Pandora Premiers and artist mixtapes. Historically, listener hours related to non-radio content represented a negligible number of listener hours. Including non-radio content in the listener hours we have previously reported for the three months ended March 31, 2015 would not have changed the reported listener hours. We calculate listener hours based on the total bytes served for each track that is requested and served from our servers, as measured by our internal analytics systems, whether or not a listener listens to the entire track. For non-music content such as podcasts, episodes are divided into approximately track-length parts, which are treated as tracks under this definition. To the extent that third-party measurements of listener hours are not calculated using a similar server-based approach, the third-party measurements may differ from our measurements.

The table below sets forth our total listener hours for the three months ended March 31, 2015 and 2016.

	Three months ended March 31,
	2015	2016
	(in billions)
Listener hours	5.30	5.52

Active Users
We track the number of active users as an additional indicator of the breadth of audience we are reaching at a given time. We define active users as the number of distinct registered users, including subscribers, that have requested audio from our servers within the trailing 30 days to the end of the final calendar month of the period. The number of active users may overstate the number of unique individuals who actively use our service within a month as one individual may register for, and use, multiple accounts. Beginning with the active users disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, we are also including active users who only request non-radio content offerings in the definition of active users. Including users who only request non-radio content in the calculation of active users would not have materially changed the reported active users for the three months ended March 31, 2015.
The table below sets forth our total active users as of March 31, 2015 and 2016.

	As of March 31,
	2015	2016
	(in millions)
Active users	79.2	79.4
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

The table below sets forth our users on an advertising and subscription basis as of March 31, 2015 and 2016.

	As of March 31,
	2015	2016
User type	Users (in millions)
Ad-based active users	76.1	76.3
Subscribers*	3.8	3.9
Total	79.9	80.2
* Includes subscribers that have not used our service within the trailing 30 days to the end of the final calendar month of the period.

The table below sets forth our listener hours on an advertising and subscription basis for the three months ended March 31, 2015 and 2016.

	Three months ended March 31,
	2015	2016
User type	Listener hours (in billions)
Ad-based active users	4.68	4.85
Subscribers	0.62	0.67
Total	5.30	5.52

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

Historically, we provided estimates of disaggregated ad RPMs, subscription RPMs, total RPMs and related LPMs for our computer platform as well as our mobile and other connected devices platforms. Starting in the three months ended March 31, 2016, we will no longer present disaggregated RPMs or LPMs for our computer or mobile and other connected devices platforms. Previously, we had provided this information in order to demonstrate the potential monetization expansion opportunity as mobile and other connected devices markets matured. Revenue and listener hours for mobile and other connected devices have since grown to represent the significant majority of our total revenue and listener hours. In addition, we currently manage the business to optimize revenue across our device platforms and thus we no longer assess our performance on a disaggregated basis. As such, we no longer believe this disaggregation is relevant.

Period-to-period results should not be regarded as precise nor can they be relied upon as indicative of results for future periods. In addition, as our business matures and in response to technological evolutions, we anticipate that the relevant indicators we monitor for evaluating our business may change.
The table below sets forth our RPMs and LPMs on an ad, subscription and total basis for the three months ended March 31, 2015 and 2016.

	Three months ended March 31, 2016
	2015		2016
	RPM	LPM*	RPM	LPM*

Advertising	$38.30	$21.72	$45.47	$30.48
Subscription	82.07	38.88	81.48	35.17
Total	$43.53	$23.77	$49.84	$31.05
*We pay per-performance rates for the streaming of sound recordings for our Pandora One subscription service that are higher than the per-performance rates for our advertising-supported service.

Advertising RPMs
For the three months ended March 31, 2016 compared to 2015, advertising RPMs increased primarily due to advertising revenue growth outpacing the growth in advertising listener hours as a result of an increase in the average price per ad sold.
Subscription RPMs
For the three months ended March 31, 2016 compared to 2015, subscription RPMs were flat as the growth in subscription listening hours approximated the growth in subscription revenue.
Advertising LPMs
For the three months ended March 31, 2016 compared to 2015, advertising LPMs increased as a result of royalty rate increases of 21% on our advertising-supported platform and increases in content acquisition costs paid to PROs and publishers due to the royalty structure of our new publishing licenses.
Subscription LPMs

For the three months ended March 31, 2016 compared to 2015, subscription LPMs decreased as a result of royalty rate decreases of 12% on our subscription-supported platform, offset by increases in content acquisition costs paid to PROs and publishers under the royalty structure of our new publishing licenses.
Basis of Presentation and Results of Operations

The following table presents our results of operations for the periods indicated as a percentage of total revenue. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three months ended March 31,
	2015	2016
Revenue
Advertising	77%	74%
Subscription and other	23	18
Ticketing service	—	7
Total revenue	100	100
Cost of revenue
Cost of revenue — Content acquisition costs	55	58
Cost of revenue — Other (1)	7	7
Cost of revenue — Ticketing service (1)	—	5
Total cost of revenue	62	70
Gross profit	38	30
Operating expenses
Product development (1)	7	12
Sales and marketing (1)	37	40
General and administrative (1)	16	16
Total operating expenses	59	67
Loss from operations	(21)	(37)
Interest expense	—	(2)
Other income, net	—	—
Total other income (expense), net	—	(2)
Loss before provision for income taxes	(21)	(39)
Provision for income taxes	—	—
Net loss	(21)%	(39)%

(1) Includes stock-based compensation as follows:
Cost of revenue - Other	0.5%	0.5%
Cost of revenue - Ticketing service	—	—
Product development	2.0	2.9
Sales and marketing	4.9	4.6
General and administrative	2.6	5.0
Note: Amounts may not recalculate due to rounding

Revenue

	Three months ended March 31,
	2015	2016	$ Change
	(in thousands)
Revenue
Advertising	$178,739	$220,308	$41,569
Subscription and other	52,025	54,732	2,707
Ticketing service	—	22,265	22,265
Total revenue	$230,764	$297,305	$66,541

Advertising revenue

We generate advertising revenue primarily from audio, display and video advertising, which is typically sold on a cost-per-thousand impressions, or CPM, basis. Advertising campaigns typically range from one to twelve months, and advertisers generally pay us based on the number of delivered impressions or the satisfaction of other criteria, such as click-throughs. We also have arrangements with advertising agencies under which these agencies sell advertising inventory on our service directly to advertisers. We report revenue under these arrangements net of amounts due to agencies. For the three months ended March 31, 2015 and 2016, advertising revenue accounted for 77% and 74%, of our total revenue. We expect that advertising will comprise a substantial majority of our revenue for the foreseeable future.

For the three months ended March 31, 2016 compared to 2015, advertising revenue increased $41.6 million or 23%, primarily due to an approximate 40% increase in the average price per ad due in part to our increase in relative volume of local ad sales and our focus on monetizing mobile inventory.

Subscription and other revenue

Subscription and other revenue is generated primarily through the sale of Pandora One, a premium version of the Pandora service, which currently includes advertisement-free access and higher audio quality on the devices that support it. Subscription revenue is recognized on a straight-line basis over the duration of the subscription period. For the three months ended March 31, 2015 and 2016, subscription and other revenue accounted for 23% and 18% of our total revenue.

For the three months ended March 31, 2016 compared to 2015, subscription revenue increased $2.7 million or 5%, primarily due to an approximate 5% increase in the number of subscribers.

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

For the three months ended March 31, 2016, ticketing service revenue was $22.3 million and accounted for approximately 7% of our total revenue. In the three months ended March 31, 2016, Ticketfly had approximately 35 thousand live events on sale, for which approximately 3.8 million tickets, excluding box office sales were sold, to approximately 1.6 million unique ticket buyers, which resulted in more than $170 million in gross transaction value, excluding box office sales. We had no ticketing service revenue in the three months ended March 31, 2015, given that the acquisition of Ticketfly was completed on October 31, 2015.

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

Costs and Expenses

Cost of revenue consists of cost of revenue—content acquisition costs, cost of revenue—other and cost of revenue— ticketing. Our operating expenses consist of product development, sales and marketing and general and administrative costs. Cost of revenue—content acquisition costs are the most significant component of our costs and expenses, followed by employee-related costs, which include stock-based compensation expenses. We expect to continue to hire additional employees in order to support our anticipated growth and our product development initiatives. In any particular period, the timing of additional hires could materially affect our cost of revenue and operating expenses, both in absolute dollars and as a percentage of revenue. We anticipate that our costs and expenses will increase in the future.

Cost of revenue—Content acquisition costs

	Three months ended March 31,
	2015	2016	$ Change
	(in thousands)
Cost of revenue - Content acquisition costs	$126,023	$171,264	$45,241

Cost of revenue—content acquisition costs principally consist of royalties paid for streaming music or other content to our listeners. Royalties are currently calculated using negotiated rates documented in agreements. The majority of our royalties are payable based on a fee per public performance of a sound recording, while in other cases our royalties are payable based on a percentage of our revenue, a formula that involves a combination of per performance and revenue metrics or a percentage of royalties paid for sound recordings. For certain royalty arrangements, we accrue for estimated royalties based on the available facts and circumstances and adjust these estimates as more information becomes available.

For the three months ended March 31, 2016 compared to 2015, content acquisition costs increased $45.2 million or 36%, primarily due to blended sound recording royalty rate increases of 15%, an approximate 5% increase in listener hours and an increase in content acquisition costs paid to publishers and PROs due to the royalty structure of our new publishing licenses. Content acquisition costs as a percentage of total revenue increased from 55% to 58%, primarily due to blended royalty rate increases of 15% and an increase in content acquisition costs paid to publishers and PROs due to the royalty structure of our new publishing licenses, offset by an increase in revenue.

Cost of revenue—Other

	Three months ended March 31,
	2015	2016	$ Change
	(in thousands)
Cost of revenue — Other	$16,233	$20,999	$4,766

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

For the three months ended March 31, 2016 compared to 2015, cost of revenue—other increased $4.8 million or 29%, primarily due to a $3.4 million increase in employee-related and facilities and equipment costs driven by an approximate 35% increase in headcount and a $1.9 million increase in hosting and ad serving costs driven by an increase in advertising revenue.

Cost of revenue - Ticketing service

	Three months ended March 31,
	2015	2016	$ Change
	(in thousands)
Cost of revenue — Ticketing service	$—	$14,646	$14,646

Cost of revenue—ticketing service consists primarily of ticketing revenue share costs, credit card fees and other cost of revenue and intangible amortization expense. The majority of these costs are related to revenue share costs, which consist of fees paid to clients for their share of convenience and order processing fees. Intangible amortization expense is related to amortization of developed technology acquired in connection with the Ticketfly acquisition.

For the three months ended March 31, 2016, cost of revenue—ticketing service was $14.6 million and consisted primarily of $10.1 million in ticketing revenue share costs, $2.9 million in credit card fees and other cost of revenue and $1.4 million in intangible amortization expense. We had no cost of revenue—ticketing service in the three months ended March 31, 2015, given that the acquisition of Ticketfly was completed on October 31, 2015.

Gross profit

	Three months ended March 31,
	2015	2016	$ Change
	(in thousands)
Gross profit
Total revenue	$230,764	$297,305	$66,541
Total cost of revenue	142,256	206,909	64,653
Gross profit	$88,508	$90,396	$1,888
Gross margin	38%	30%

For the three months ended March 31, 2016 compared to 2015, gross profit increased by $1.9 million or 2% and gross margin decreased from 38% to 30% as the growth in content acquisition costs outpaced the growth in revenue, primarily due to blended royalty rate increases of 15%, an approximate 5% increase in listener hours and an increase in content acquisition costs paid to publishers and PROs under the royalty structure of our new publishing licenses.

Product development

	Three months ended March 31,
	2015	2016	$ Change
	(in thousands)
Product development	$15,875	$35,846	$19,971

Product development consists primarily of employee-related and facilities and equipment costs, including salaries and benefits related to employees in software engineering, music analysis and product management departments, information technology, costs associated with supporting consumer connected-device manufacturers in implementing our service in their products and amortization expense related to acquired intangible assets. We incur product development expenses primarily for improvements to our website and the Pandora app, development of new advertising products and development and enhancement of our personalized station generating system. We have generally expensed product development as incurred. These amounts are offset by costs that we capitalize to develop software for internal use. Certain website development and internal use software development costs are capitalized when specific criteria are met. In such cases, the capitalized amounts are amortized over the useful life of the related application once the application is placed in service. We expect these capitalized costs to increase during the remainder of 2016 as we develop an on-demand streaming service. We intend to substantially increase investments in developing new products and enhancing the functionality of our existing products.

For the three months ended March 31, 2016 compared to 2015, product development expenses increased $20.0 million or 126%, primarily due to a $16.9 million increase in employee-related and facilities and equipment costs driven by an approximate 105% increase in headcount, an increase of $1.8 million in intangible amortization expense and an increase of $1.2 million in professional fees.

Sales and marketing

	Three months ended March 31,
	2015	2016	$ Change
	(in thousands)
Sales and marketing	$84,274	$117,622	$33,348

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

We are substantially increasing sales and marketing expenses to drive growth as we hire additional personnel to build out our sales and sales support teams, particularly as we continue to build out our local market sales team. In 2015, we launched advertising campaigns to increase the awareness of our brand. We anticipate that we will continue to utilize these types of advertising campaigns in the future. As such, we anticipate higher overall levels of sales and marketing expense going forward.

For the three months ended March 31, 2016 compared to 2015, sales and marketing expenses increased $33.3 million or 40%, primarily due to a $18.9 million increase in employee-related and facilities and equipment costs driven by an approximate 20% increase in headcount, an $8.7 million increase in brand marketing, advertising, direct response and search engine marketing costs driven by our advertising campaigns launched in the three months ended March 31, 2016, a $1.7 million increase in intangible amortization expense, a $1.4 million increase in costs related to music events and a $1.4 million increase in transaction processing commissions on subscription purchases through mobile app stores.

General and administrative

	Three months ended March 31,
	2015	2016	$ Change
	(in thousands)
General and administrative	$36,754	$46,296	$9,542

General and administrative consists primarily of employee-related and facilities and equipment costs, including salaries, benefits and severance expense for finance, accounting, legal, internal information technology and other administrative personnel. In addition, general and administrative expenses include professional services costs for outside legal and accounting services, infrastructure costs, credit card fees and sales and other tax expense. We expect general and administrative expenses to increase in future periods as we continue to invest in corporate infrastructure, including adding personnel and systems to our administrative functions.

For the three months ended March 31, 2016 compared to 2015, general and administrative expenses increased $9.5 million or 26%, primarily due to a $15.6 million increase in employee-related and facilities and equipment costs driven by executive severance and an approximate 35% increase in headcount and a $1.0 million increase in sales and other tax expense, offset by a $7.2 million decrease in professional fees related to royalty and other legal matters.

Interest expense

Interest expense in the three months ended March 31, 2016 consists of interest expense on our 1.75% Convertible Senior Notes due 2020. Refer to Note 7 “Debt Instruments” in the Notes to Consolidated Financial Statements for further details on our Notes.

Provision for (benefit from) income taxes

We have historically been subject to income taxes in the United States and various foreign jurisdictions. As we expand our operations to other foreign locations, we become subject to taxation based on the applicable foreign statutory rates and our effective tax rate could fluctuate accordingly.

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

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements and as of March 31, 2016 we had no such arrangements.

Contractual Obligations

There has been no material change in our contractual obligations other than in the ordinary course of business since the year ended December 31, 2015.

Quarterly Trends

Our operating results fluctuate from quarter to quarter as a result of a variety of factors. We expect our operating results to continue to fluctuate in future quarters.

Pandora

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

Ticketing Service

Ticketfly's results reflect the effects of seasonality related to the timing of events. Tickets for festivals typically go on sale during the first half of the year. As such, the Ticketfly business has historically experienced an increase in revenue in the first half of each year relative to the fourth quarter of the prior year. We expect these seasonal trends to continue to affect our operating results.

Liquidity and Capital Resources

As of March 31, 2016, we had cash, cash equivalents and investments totaling $382.5 million, which primarily consisted of cash and money market funds held at major financial institutions, commercial paper and investment-grade corporate debt securities.

Our principal uses of cash during the three months ended March 31, 2016 were funding our operations, as described below, and capital expenditures.

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

Our Indebtedness

Credit Facility

We are party to a $120.0 million credit facility with a syndicate of financial institutions, which expires on September 12, 2018. As of March 31, 2016, we had no borrowings outstanding, $0.5 million in letters of credit outstanding and $119.5 million of available borrowing capacity under the credit facility.

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

Historical Trends

The following table summarizes our cash flow data for the three months ended March 31, 2015 and 2016.

	Three months ended March 31,
	2015	2016
	(in thousands)
Net cash provided by (used in) operating activities	$26,981	$(13,104)
Net cash provided by (used in) investing activities	16,408	(18,885)
Net cash provided by financing activities	1,825	913

Operating activities

In the three months ended March 31, 2016, net cash used in operating activities was $13.1 million and primarily consisted of our net loss of $115.1 million, which was partially offset by non-cash charges of $57.4 million, primarily related to $38.7 million in stock-based compensation charges and $13.3 million in depreciation and amortization expense. Net cash used in operating activities also included an increase in prepaid expenses and other assets of $19.7 million primarily related to advance payments made for the publishing agreements signed in 2015, offset by a decrease of $38.5 million in cash from collections of accounts receivable. Net cash used in operating activities increased by $40.1 million from the three months ended March 31, 2015, primarily due to an increase in our net loss of $66.8 million.

Investing activities

In the three months ended March 31, 2016, net cash used in investing activities was $18.9 million and included $14.4 million of capital expenditures for leasehold improvements and server equipment, $7.2 million of capital expenditures for internal-use software and $5.0 million in purchases of investments, offset by $8.3 million in proceeds from sales and maturities of investments. Net cash used in investing activities increased by $35.3 million from the three months ended March 31, 2015, primarily due to a decrease in proceeds from sales and maturities of investments of $70.8 million, an increase in capital expenditures for leasehold improvements and server equipment of $10.0 million and an increase in capital expenditures for internal-use software of $5.6 million, offset by a decrease in purchases of investments of $51.8 million.

Financing activities

In the three months ended March 31, 2016, net cash provided by financing activities was $0.9 million and included $1.7 million in proceeds from our employee stock purchase plan and $0.5 million in proceeds from the exercise of stock options, offset by $1.3 million in tax payments from net share settlements of RSUs. Net cash provided by financing activities decreased $0.9 million from the three months ended March 31, 2015, primarily due to a decrease in proceeds from the exercise of stock options of $0.6 million and an increase in tax payments from net share settlements of RSUs of $0.4 million.

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

There have been no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2015 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Fluctuation Risk

There have been no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The material set forth in Note 5 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before deciding to invest in our common stock, you should carefully consider each of the risk factors described in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and all information set forth in this Quarterly Report on Form 10-Q. Those risks and the risks described in this Quarterly Report on Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” could materially harm our business, financial condition, operating results, cash flow and prospects. If that occurs, the trading price of our common stock could decline, and you may lose all or part of your investment.

There have been no material changes to the Risk Factors described under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By	Filed Herewith
10.19	2016 Corporate Incentive Plan						X
10.34†	Severance and Release Agreement between Simon Fleming-Wood and Pandora Media, Inc., dated April 3, 2016						X
10.35†	Severance and Release Agreement between Brian McAndrews and Pandora Media, Inc., dated April 13, 2016						X
31.01	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						X
31.02	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						X
32.01	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 8 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Condensed Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Condensed Statements of Comprehensive Loss for the three months ended March 31, 2016 and 2015, (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (v) Notes to Condensed Financial Statements
X

†   Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Pandora Media, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANDORA MEDIA, INC.

Date: May 2, 2016	By:	/s/ Michael S. Herring
Michael S. Herring
President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)