Form 10-Q
period 2016-06-30
Pandora Media, Inc.
filed 2016-07-26
CIK 1230276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The number of shares of registrant’s common stock outstanding as of July 22, 2016 was: 231,041,580.

Pandora Media, Inc.

FORM 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Pandora Media, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
 (unaudited)

	As of December 31, 2015	As of June 30, 2016
Assets
Current assets
Cash and cash equivalents	$334,667	$238,367
Short-term investments	35,844	54,800
Accounts receivable, net of allowance of $2,165 at December 31, 2015 and $2,345 at June 30, 2016	277,075	263,654
Prepaid expenses and other current assets	35,920	43,286
Total current assets	683,506	600,107
Long-term investments	46,369	18,153
Property and equipment, net	66,370	102,016
Goodwill	303,875	306,715
Intangible assets, net	110,745	100,705
Other long-term assets	29,792	31,478
Total assets	$1,240,657	$1,159,174
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$17,897	$6,132
Accrued liabilities	37,185	29,723
Accrued royalties	97,390	123,583
Accrued compensation	43,788	48,971
Deferred revenue	19,939	28,751
Other current liabilities	15,632	17,432
Total current liabilities	231,831	254,592
Long-term debt, net	234,577	243,483
Other long-term liabilities	30,862	32,804
Total liabilities	497,270	530,879
Stockholders’ equity
Common stock: 224,970,412 shares issued and outstanding at December 31, 2015 and 231,030,303 at June 30, 2016	23	23
Additional paid-in capital	1,110,539	1,186,777
Accumulated deficit	(366,658)	(558,093)
Accumulated other comprehensive loss	(517)	(412)
Total stockholders’ equity	743,387	628,295
Total liabilities and stockholders’ equity	$1,240,657	$1,159,174

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2016	2015	2016
Revenue
Advertising	$230,921	$265,126	$409,660	$485,434
Subscription and other	54,639	55,125	106,664	109,857
Ticketing service	—	22,771	—	45,036
Total revenue	285,560	343,022	516,324	640,327
Cost of revenue
Cost of revenue - Content acquisition costs	130,134	176,633	256,157	347,897
Cost of revenue - Other	20,043	24,833	36,276	45,832
Cost of revenue - Ticketing service	—	15,259	—	29,905
Total cost of revenue	150,177	216,725	292,433	423,634
Gross profit	135,383	126,297	223,891	216,693
Operating expenses
Product development	18,742	33,808	34,617	69,654
Sales and marketing	94,035	123,812	178,309	241,434
General and administrative	38,812	40,562	75,566	86,858
Total operating expenses	151,589	198,182	288,492	397,946
Loss from operations	(16,206)	(71,885)	(64,601)	(181,253)
Interest expense	(124)	(6,247)	(255)	(12,422)
Other income, net	380	255	708	1,117
Total other income (expense), net	256	(5,992)	453	(11,305)
Loss before benefit from (provision for) income taxes	(15,950)	(77,877)	(64,148)	(192,558)
Benefit from (provision for) income taxes	(115)	1,544	(174)	1,123
Net loss	$(16,065)	$(76,333)	$(64,322)	$(191,435)
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	211,742	229,745	210,840	228,202
Net loss per share, basic and diluted	$(0.08)	$(0.33)	$(0.31)	$(0.84)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2016	2015	2016
Net loss	$(16,065)	$(76,333)	$(64,322)	$(191,435)
Change in foreign currency translation adjustment	(48)	(55)	(147)	(288)
Change in net unrealized gains on marketable securities	(283)	88	275	393
Other comprehensive income (loss)	(331)	33	128	105
Total comprehensive loss	$(16,396)	$(76,300)	$(64,194)	$(191,330)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2015	2016
Operating activities
Net loss	$(64,322)	$(191,435)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	9,365	27,637
Stock-based compensation	50,679	71,087
Amortization of premium on investments, net	1,229	247
Other operating activities	944	1,474
Amortization of debt discount	—	8,938
Changes in operating assets and liabilities
Accounts receivable	(16,123)	12,139
Prepaid expenses and other assets	(2,104)	(16,140)
Accounts payable, accrued and other current liabilities	11,959	(17,409)
Accrued royalties	7,697	26,177
Accrued compensation	5,897	5,497
Other long-term liabilities	(1,596)	1
Deferred revenue	12,685	8,812
Reimbursement of cost of leasehold improvements	749	4,397
Net cash provided by (used in) operating activities	17,059	(58,578)
Investing activities
Purchases of property and equipment	(14,578)	(34,564)
Internal-use software costs	(3,369)	(14,310)
Changes in restricted cash	—	(250)
Purchases of investments	(111,541)	(11,091)
Proceeds from maturities of investments	132,119	20,007
Proceeds from sale of investments	3,662	500
Payments related to acquisition, net of cash acquired	(200)	(676)
Net cash provided by (used in) investing activities	6,093	(40,384)
Financing activities
Proceeds from employee stock purchase plan	3,275	3,837
Proceeds from exercise of stock options	2,862	1,873
Payment of debt issuance costs	—	(32)
Tax payments from net share settlements of restricted stock units	(907)	(2,761)
Net cash provided by financing activities	5,230	2,917
Effect of exchange rate changes on cash and cash equivalents	(236)	(255)
Net increase (decrease) in cash and cash equivalents	28,146	(96,300)
Cash and cash equivalents at beginning of period	175,957	334,667
Cash and cash equivalents at end of period	$204,103	$238,367
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$219	$3,228
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$3,637	$5,308

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates are used in several areas including, but not limited to determining accrued royalties, selling prices for elements sold in multiple-element arrangements, the allowance for doubtful accounts, the fair value of stock options, market stock units ("MSUs"), stock-settled performance-based RSUs (“PSUs”) and the Employee Stock Purchase Plan ("ESPP"), the provision for (benefit from) income taxes and the impact of forfeitures on stock-based compensation. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements could be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

2.                        Summary of Significant Accounting Policies

There have been no material changes to our significant accounting policies as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Concentration of Credit Risk

For the three and six months ended June 30, 2015 and 2016, we had no customers that accounted for more than 10% of our total revenue. As of December 31, 2015 and June 30, 2016, we had no customers that accounted for more than 10% of our total accounts receivable.

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

3.                        Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments consisted of the following:

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	As of December 31, 2015	As of June 30, 2016
	(in thousands)
Cash and cash equivalents
Cash	$104,361	$67,756
Money market funds	180,021	112,607
Commercial paper	31,089	47,684
Corporate debt securities	2,000	10,320
U.S. government and government agency debt securities	17,196	—
Total cash and cash equivalents	$334,667	$238,367
Short-term investments
Commercial paper	$4,792	$3,998
Corporate debt securities	31,052	50,802
Total short-term investments	$35,844	$54,800
Long-term investments
Corporate debt securities	$46,369	$18,153
Total long-term investments	$46,369	$18,153
Cash, cash equivalents and investments	$416,880	$311,320

Our short-term investments have maturities of twelve months or less and are classified as available-for-sale. Our long-term investments have maturities of greater than twelve months and are classified as available-for-sale.

The following tables summarize our available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of December 31, 2015 and June 30, 2016.

	As of December 31, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$180,021	$—	$—	$180,021
Commercial paper	35,881	—	—	35,881
Corporate debt securities	79,760	8	(347)	79,421
U.S. government and government agency debt securities	17,198	—	(2)	17,196
Total cash equivalents and marketable securities	$312,860	$8	$(349)	$312,519

	As of June 30, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$112,607	$—	$—	$112,607
Commercial paper	51,682	—	—	51,682
Corporate debt securities	79,223	69	(17)	79,275
Total cash equivalents and marketable securities	$243,512	$69	$(17)	$243,564

The following table presents available-for-sale investments by contractual maturity date as of December 31, 2015 and June 30, 2016.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	As of December 31, 2015
	Adjusted Cost	Fair Value
	(in thousands)
Due in one year or less	$266,205	$266,150
Due after one year through three years	46,655	46,369
Total	$312,860	$312,519

	As of June 30, 2016
	Adjusted Cost	Fair Value
	(in thousands)
Due in one year or less	$225,395	$225,411
Due after one year through three years	18,117	18,153
Total	$243,512	$243,564

The following tables summarize our available-for-sale securities’ fair value and gross unrealized losses aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2015 and June 30, 2016.

	As of December 31, 2015
	Twelve Months or Less		More than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate debt securities	$64,804	$(293)	$8,531	$(54)	$73,335	$(347)
U.S. government and government agency debt securities	16,241	(2)	—	—	16,241	(2)
Total	$81,045	$(295)	$8,531	$(54)	$89,576	$(349)

	As of June 30, 2016
	Twelve Months or Less		More than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate debt securities	$17,796	$(7)	$9,763	$(10)	$27,559	$(17)
Total	$17,796	$(7)	$9,763	$(10)	$27,559	$(17)

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

The unrealized losses on our available-for-sale securities as of June 30, 2016 were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. As of June 30, 2016, we owned 25 securities that were in an unrealized loss position. Based on our cash flow needs, we may be required to sell a portion of these securities prior to maturity. However, we expect to recover the full carrying value of these securities. As a result, no portion of the unrealized losses at June 30, 2016 is deemed to be other-than-temporary and the unrealized losses are not deemed to be credit losses. When evaluating the investments for other-than-temporary impairment, we review factors such as the length of time and extent

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three and six months ended June 30, 2016, we did not recognize any impairment charges. During the three and six months ended June 30, 2016, we had proceeds from the sale of available-for-sale securities of $0.5 million. We did not recognize a realized gain or loss in connection with these sales.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

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

The fair value of these financial assets and liabilities was determined using the following inputs at December 31, 2015 and June 30, 2016:

	As of December 31, 2015
	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(in thousands)
Assets
Money market funds	$180,021	$—	$180,021
Commercial paper	—	35,881	35,881
Corporate debt securities	—	79,421	79,421
U.S. government and government agency debt securities	—	17,196	17,196
Total assets measured at fair value	$180,021	$132,498	$312,519

	As of June 30, 2016
	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(in thousands)
Assets
Money market funds	$112,607	$—	$112,607
Commercial paper	—	51,682	51,682
Corporate debt securities	—	79,275	79,275
Total assets measured at fair value	$112,607	$130,957	$243,564

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Our money market funds are classified as Level 1 within the fair value hierarchy because they are valued primarily using quoted market prices. Our other cash equivalents and short-term investments are classified as Level 2 within the fair value hierarchy because they are valued using professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. As of December 31, 2015 and June 30, 2016, we held no Level 3 assets or liabilities.

Refer to Note 7, "Debt Instruments," for the carrying amount and estimated fair value of our convertible senior notes, which are not recorded at fair value as of June 30, 2016.

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

In October 2015, the parties reached an agreement ("pre-1972 settlement") whereby we agreed to pay the plaintiffs a total of $90 million. The settlement resolves all past claims as to our use of pre-1972 recordings owned or controlled by the plaintiffs and enables us, without any additional payment, to reproduce, perform and broadcast such recordings in the United States through December 31, 2016. This agreement was approved by our board of directors and executed on October 21, 2015. Pursuant to this settlement, we paid the plaintiffs $60 million in October 2015 and the plaintiffs dismissed the case with prejudice. As a result, cost of revenue - content acquisition costs increased by $65.4 million in the twelve months ended December 31, 2015, of which $57.9 million was related to a one-time cumulative charge to cost of revenue - content acquisition costs related to pre-1972 spins played through September 30, 2015. The remaining charge of $24.6 million will be recorded in cost of revenue - content acquisition costs in 2016 based on expected streaming of pre-1972 recordings over the period. The pre-72 settlement further requires that we make four additional installment payments of $7.5 million each. The first was paid in December 2015, the second was paid in March 2016 and the third was paid in June 2016. The remaining installment will be paid on or before October 1, 2016.

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

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

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

On October 19, 2015, Arthur and Barbara Sheridan, et al filed a fourth class action suit against us in the federal district court for the District of New Jersey (“Fourth Class Action Suit”). The complaint alleges common law copyright infringement, unfair competition and unjust enrichment arising from allegations that we owe royalties for the public performance of sound recordings recorded prior to February 15, 1972. On December 29, 2015, Pandora filed a motion to dismiss and motion to stay the case pending the Second Circuit’s decision. On March 16, 2016, the district court granted the motion to stay.

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

6.                       Goodwill and Intangible Assets

During the six months ended June 30, 2016, we completed a business combination that was not material to our condensed consolidated financial statements. During the three months ended June 30, 2016, we made an adjustment to goodwill and deferred tax liabilities as a result of the impact of final pre-acquisition Ticketfly income tax returns filed. The changes in the carrying amount of goodwill for the six months ended June 30, 2016, are as follows:

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Goodwill
(in thousands)
Balance as of December 31, 2015	$303,875
Goodwill resulting from business combination and purchase price adjustments	2,840
Balance as of June 30, 2016	$306,715

 The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangible assets.

	As of December 31, 2015			As of June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)			(in thousands)
Finite-lived intangible assets
Patents	$8,030	$(1,824)	$6,206	$8,030	$(2,190)	$5,840
Developed technology	56,050	(1,265)	54,785	56,166	(7,431)	48,735
Customer relationships - clients	37,300	(777)	36,523	37,400	(3,131)	34,269
Customer relationships - users	1,940	(318)	1,622	1,940	(803)	1,137
Trade names	11,720	(304)	11,416	11,735	(1,204)	10,531
Total finite-lived intangible assets	$115,040	$(4,488)	$110,552	$115,271	$(14,759)	$100,512

Indefinite-lived intangible assets
FCC license - Broadcast Radio	$193	$—	$193	$193	$—	$193

Total intangible assets	$115,233	$(4,488)	$110,745	$115,464	$(14,759)	$100,705

Amortization expense of intangible assets was $0.2 million and $5.1 million for the three months ended June 30, 2015 and 2016. Amortization expense of intangible assets was $0.4 million and $10.3 million for the six months ended June 30, 2015 and 2016.

The following is a schedule of future amortization expense related to finite-lived intangible assets as of June 30, 2016.

As of June 30, 2016
(in thousands)
Remainder of 2016	$10,276
2017	20,118
2018	17,654
2019	17,129
2020	15,896
Thereafter	19,439
Total future amortization expense	$100,512

7.                       Debt Instruments

Long-term debt, net consisted of the following:

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	As of December 31,	As of June 30,
	2015	2016
	(in thousands)
1.75% convertible senior notes due 2020	$345,000	$345,000
Unamortized discount on convertible senior notes	(110,423)	(101,517)
Long-term debt, net	$234,577	$243,483

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

The following table outlines the effective interest rate, contractually stated interest expense and costs related to the amortization of the discount for the Notes:

	Three months ended June 30,	Six months ended June 30,
	2016
	(in thousands except for effective interest rate)
Effective interest rate	10.18%	10.18%
Contractually stated interest expense	$1,509	$3,019
Amortization of discount	$4,503	$8,938

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

The total estimated fair value of the Notes as of June 30, 2016 was $345.1 million. The fair value was determined using a methodology that combines direct market observations with quantitative pricing models to generate evaluated prices. We consider the fair value of the Notes to be a Level 2 measurement due to the limited trading activity of the Notes.

The closing price of our common stock was $12.45 on June 30, 2016, which was less than the initial conversion price for the Notes of approximately $16.42 per share. As such, the if-converted value of the Notes was less than the principal amount of $345.0 million.

Credit Facility

We are party to a $120.0 million credit facility with a syndicate of financial institutions, which expires on September 12, 2018. As of June 30, 2016, we had no borrowings outstanding, $1.2 million in letters of credit outstanding and $118.8 million of available borrowing capacity under the credit facility. We are in compliance with all financial covenants associated with the credit facility as of June 30, 2016.

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

The following assumptions for the Black-Scholes option pricing model were used to determine the per-share fair value of shares to be granted under the ESPP:

	Three months ended June 30,		Six months ended June 30,
	2015	2016	2015	2016
Expected life (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	0.07%	0.41%	0.05 - 0.07%	0.24 - 0.41%
Expected volatility	42%	41%	42%	41%
Expected dividend yield	0%	0%	0%	0%

During the three months ended June 30, 2015 and 2016, we withheld $1.7 million and $2.2 million in contributions from employees and recognized $0.6 million and $0.7 million of stock-based compensation expense related to the ESPP, respectively. During the six months ended June 30, 2015 and 2016, we withheld $3.3 million and $3.8 million in contributions from employees and recognized $1.2 million and $1.4 million of stock-based compensation expense related to the ESPP, respectively. In the six months ended June 30, 2015 and 2016, 282,966 and 611,348 shares of common stock were issued under the ESPP. There were no shares of common stock issued under the ESPP in the three months ended June 30, 2015 and 2016.

Employee Stock-Based Awards

Our 2011 Equity Incentive Plan (the “2011 Plan”) provides for the issuance of stock options, restricted stock units and other stock-based awards to our employees. The 2011 Plan is administered by the compensation committee of our board of directors.

Stock options

We measure stock-based compensation expenses for stock options at the grant date fair value of the award and recognize expenses on a straight-line basis over the requisite service period, which is generally the vesting period. We estimate the fair value of stock options using the Black-Scholes option-pricing model. During the three months ended June 30, 2015 and 2016, we recorded stock-based compensation expense from stock options of approximately $2.4 million and $2.3 million. During the six months ended June 30, 2015 and 2016, we recorded stock-based compensation expense from stock options of approximately $5.2 million and $9.2 million.

There were no options granted in the three and six months ended June 30, 2015 and 2016.

Restricted stock units ("RSUs")

The fair value of the restricted stock units is expensed ratably over the vesting period. RSUs typically have an initial annual cliff vest and then vest quarterly thereafter over the service period, which is generally four years. During the three

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

months ended June 30, 2015 and 2016, we recorded stock-based compensation expense from RSUs of approximately $24.1 million and $28.1 million. During the six months ended June 30, 2015 and 2016, we recorded stock-based compensation expense from RSUs of approximately $43.7 million and $59.1 million.

MSUs

In March 2015, the compensation committee of the board of directors granted performance awards consisting of market stock units to certain key executives under our 2011 Plan.

MSUs granted in March 2015 are earned as a function of Pandora’s total stock return ("TSR") measured against that of the Russell 2000 Index across three performance periods:

•	One-third of the target MSUs are eligible to be earned for a performance period that is the first calendar year of the MSU grant (the “One-Year Performance Period”);

•	One-third of the target MSUs are eligible to be earned for a performance period that is the first two calendar years of the MSU grant (the “Two-Year Performance Period”); and

•	Any remaining portion of the total potential MSUs are eligible to be earned for a performance period that is the entire three calendar years of the MSU grant (the “Three-Year Performance Period”).

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

During the six months ended June 30, 2015 we granted 776,000 MSUs at a total grant-date fair value of $4.3 million. There were no MSUs granted in the three or six months ended June 30, 2016. During the three months ended June 30, 2015 and 2016, we recorded stock-based compensation expense from MSUs of approximately $0.5 million and $0.2 million. During the six months ended June 30, 2015 and 2016, we recorded stock-based compensation expense from MSUs of approximately $0.6 million and $0.4 million.

In February 2016, the compensation committee of the board of directors certified the results of the One-Year Performance Period of the 2015 MSU grant, which concluded December 31, 2015. During the One-Year Performance Period, our relative TSR declined 26 percentage points relative to the Russell 2000 Index TSR for the period, which resulted in the vesting of the One-Year Performance Period at 22% of the one-third vesting opportunity for the period.

PSUs

In April 2016, the compensation committee of the board of directors granted 2016 Performance Awards consisting of stock-settled performance-based RSUs to certain key executives under our 2011 Plan.

PSUs granted in April 2016 have a vesting period that includes a four year service period, during which one fourth of the awards will vest after one year and the remainder will vest quarterly thereafter. The PSUs are earned when our trailing average ninety-day stock price is equal to or greater than $20.00. If the trailing average ninety-day stock price does not equal or exceed $20.00 on the applicable vesting date, then the portion of the award that was scheduled to vest on such vesting date shall not

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

vest but shall vest on the next vesting date on which the trailing average ninety-day stock price equals or exceeds $20.00. Any portion of the award that remains unvested as of the final vesting date shall be canceled and forfeited.

We have determined the grant-date fair value of the PSUs granted in April 2016 using a Monte Carlo simulation performed by a third-party valuation firm. We recognize stock-based compensation for the PSUs over the requisite service period, which is approximately four years, using the accelerated attribution method.

During the three and six months ended June 30, 2016 we granted 1,725,000 PSUs at a total grant-date fair value of $8.7 million. There were no PSUs granted in the three or six months ended June 30, 2015. During the three and six months ended June 30, 2016, we recorded stock-based compensation expense from PSUs of approximately $1.1 million. There was no stock-based compensation expense from PSUs in the three or six months ended June 30, 2015.

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2016	2015	2016
	(in thousands)		(in thousands)
Stock-based compensation expense
Cost of revenue - Other	$1,406	$1,544	$2,613	$3,021
Cost of revenue - Ticketing service	—	67	—	127
Product development	5,354	7,243	9,959	15,744
Sales and marketing	13,327	15,128	24,671	28,741
General and administrative	7,397	8,450	13,436	23,454
Total stock-based compensation expense	$27,484	$32,432	$50,679	$71,087

In the six months ended June 30, 2016, we recorded stock-based compensation expense of $6.8 million related to accelerated awards in connection with executive severance. This amount is included in the general and administrative line item of our condensed consolidated statements of operations.

9.                       Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, restricted stock units, market stock units and performance-based RSUs, to the extent dilutive. Basic and diluted net loss per share were the same for the three and six months ended June 30, 2015 and 2016, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table sets forth the computation of historical basic and diluted net loss per share:

	Three months ended June 30,		Six months ended June 30,
	2015	2016	2015	2016
	(in thousands except per share amounts)		(in thousands except per share amounts)
Numerator
Net loss	$(16,065)	$(76,333)	$(64,322)	$(191,435)
Denominator
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	211,742	229,745	210,840	228,202
Net loss per share, basic and diluted	$(0.08)	$(0.33)	$(0.31)	$(0.84)

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	As of June 30,
	2015	2016
	(in thousands)
Options to purchase common stock	10,478	10,027
Restricted stock units	16,189	23,906
Performance awards*	776	2,416
Total common stock equivalents	27,443	36,349
*Includes potential common shares outstanding for MSUs and PSUs

On December 9, 2015, we completed an offering of our 1.75% convertible senior notes due 2020. Under the treasury stock method, the Notes will generally have a dilutive impact on earnings per share if our average stock price for the period exceeds approximately $16.42 per share of our common stock, the conversion price of the Notes. For the period from the issuance of the offering of the Notes through June 30, 2016, the conversion feature of the Notes was anti-dilutive.

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

For the three months ended June 30, 2016, we streamed 5.66 billion hours of radio, and as of June 30, 2016, we had 78.1 million active users during the prior 30-day period. Since we launched our non-subscription, ad-supported radio service in 2005 our listeners have created over 10 billion stations.

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

A key element of our strategy is to make the Pandora service available everywhere that there is internet connectivity. To this end, we make the Pandora service available through a variety of distribution channels. In addition to streaming our service to computers, we have developed Pandora mobile device applications (“apps”) for smartphones and mobile operating systems, such as the iPhone, Android and the Windows Phone and for tablets including the iPad and Android tablets. We distribute those mobile apps free to listeners via app stores. In addition to smartphones and tablets, Pandora is now integrated with more than 1,800 connected devices, including automobiles, automotive aftermarket devices and consumer electronic devices.

Ticketing Service

Ticketfly is a leading live events technology company that provides ticketing and marketing software and services for venues and event promoters across North America. Ticketfly's ticketing, digital marketing and analytics software helps promoters book talent, sell tickets and drive in-venue revenue, while Ticketfly's consumer tools help fans find and purchase tickets to events. Tickets are primarily sold through the Ticketfly platform but are also sold through other channels such as box offices. In the three months ended June 30, 2016, Ticketfly had approximately 38 thousand live events on sale, for which approximately 3.7 million tickets, excluding box office sales, were sold to approximately 1.6 million unique ticket buyers, which resulted in more than $160 million in gross transaction value, excluding box office sales. We completed the acquisition of Ticketfly on October 31, 2015.

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

Royalties for sound recordings are negotiated with and paid to record labels, rights organizations or to SoundExchange, Inc. ("SoundExchange") and Merlin Networks B.V. ("Merlin"). During 2015, we paid performance rates for the sound recordings we streamed according to the terms of the Pureplay Settlement agreement (the “2015 Pureplay Rates”). On December 16, 2015, the Copyright Royalty Board ("CRB") announced new per-performance rates that apply for commercial webcasters for calendar years 2016 through 2020 (the “Web IV Rates”). Unlike the royalty structure applicable under the Pureplay Settlement agreement, the Web IV Rates do not include an alternative calculation based on percentage of revenue, but instead are solely based on per-performance rates. The rates for non-subscription services were set at $0.0017 per play, and represent an approximate 21% increase from the 2015 Pureplay Rate for non-subscription services. The rates for subscription services were set at $0.0022 per play and represent a 12% decrease from the 2015 Pureplay Rate for subscription services. The Web IV Rates took effect January 1, 2016 and the rates for the calendar years 2017 through 2020 will be adjusted by the CRB to reflect the increases or decreases, if any, in the Consumer Price Index, applicable to that rate year, but will otherwise be the same as the rates for calendar year 2016.

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

Other Offerings

In 2016, we have substantially increased our investments in our operations to drive anticipated future growth. One of our key objectives is to maintain our position as the most powerful music discovery platform, which we believe will strengthen our brand and help us to convince advertisers to allocate spending towards our ad products. As such, a central focus is adding, retaining and engaging listeners to build market share and grow our listener hours. As our business has matured, our revenue growth has exceeded the growth in our listener hours. However, we expect to incur increasing annual net losses in the near term because our current strategy is to leverage improvements in gross profit by investing in broadening distribution channels and developing innovative and scalable products.

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

We also intend to leverage the core Pandora internet radio service to expand our ticketing service. Our ticketing service consists of the Ticketfly platform, which is a fully-integrated cloud ticketing platform for live events. Ticketfly's platform provides ticketing and marketing services for venues and event promoters across North America and makes it easy for fans to find and purchase tickets to events, and also gives artists a means to more effectively promote their events.

Please refer to our discussion of these matters in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 for further information.

Key Metrics

The below key metrics do not include amounts related to our ticketing service, unless otherwise specifically stated.

Listener Hours

We track listener hours because it is a key indicator of the growth of our business. Beginning with the listener hours disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, we include listener hours related to our non-radio content offerings in the definition of listener hours. These offerings include non-music content such as podcasts, as well as custom music content such as Pandora Premiers and artist mixtapes. Historically, listener hours related to non-radio content represented a negligible number of listener hours. Including non-radio content in the listener hours we have previously reported for the three and six months ended June 30, 2015 would not have changed the reported listener hours. We calculate listener hours based on the total bytes served for each track that is requested and served from our servers, as measured by our internal analytics systems, whether or not a listener listens to the entire track. For non-music content such as podcasts, episodes are divided into approximately track-length parts, which are treated as tracks under this definition. To the extent that third-party measurements of listener hours are not calculated using a similar server-based approach, the third-party measurements may differ from our measurements.

The table below sets forth our total listener hours for the three and six months ended June 30, 2015 and 2016.

	Three months ended June 30,		Six months ended June 30,
	2015	2016	2015	2016
	(in billions)		(in billions)
Listener hours	5.30	5.66	10.60	11.18

Active Users
We track the number of active users as an additional indicator of the breadth of audience we are reaching at a given time. We define active users as the number of distinct registered users, including subscribers, that have requested audio from our servers within the trailing 30 days to the end of the final calendar month of the period. The number of active users may overstate the number of unique individuals who actively use our service within a month as one individual may register for, and use, multiple accounts. Beginning with the active users disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, we are also including active users who only request non-radio content offerings in the definition of active users. Including users who only request non-radio content in the calculation of active users would not have materially changed the reported active users as of June 30, 2015.
The table below sets forth our total active users as of June 30, 2015 and 2016.

	As of June 30,
	2015	2016
	(in millions)
Active users	79.4	78.1
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

The table below sets forth our users on an advertising and subscription basis as of June 30, 2015 and 2016.

	As of June 30,
	2015	2016
User type	Users (in millions)
Ad-based active users	76.0	74.7
Subscribers*	3.9	3.9
Total	79.9	78.6
* Includes subscribers that have not used our service within the trailing 30 days to the end of the final calendar month of the period.

The table below sets forth our listener hours on an advertising and subscription basis for the three and six months ended June 30, 2015 and 2016.

	Three months ended June 30,		Six months ended June 30,
	2015	2016	2015	2016
User type	Listener hours (in billions)		Listener hours (in billions)
Ad-based active users	4.63	4.97	9.30	9.82
Subscribers	0.67	0.69	1.30	1.36
Total	5.30	5.66	10.60	11.18

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
Licensing Costs per Thousand Listener Hours (“LPMs”)

We track LPMs and analyze them in combination with our analysis of RPMs as they provide a key indicator of our profitability. LPMs are relatively fixed licensing costs with scheduled annual rate adjustments that drive period-over-period changes in LPMs. As such, the margin on our business varies principally with variances in ad RPMs and subscription RPMs.

Historically, we provided estimates of disaggregated ad RPMs, subscription RPMs, total RPMs and related LPMs for our computer platform as well as our mobile and other connected devices platforms. Starting in the three months ended March 31, 2016, we no longer present disaggregated RPMs or LPMs for our computer or mobile and other connected devices platforms. Previously, we had provided this information in order to demonstrate the potential monetization expansion opportunity as mobile and other connected devices markets matured. Revenue and listener hours for mobile and other connected devices have since grown to represent the significant majority of our total revenue and listener hours. In addition, we currently manage the business to optimize revenue across our device platforms and thus we no longer assess our performance on a disaggregated basis. As such, we no longer believe this disaggregation is relevant.

Period-to-period results should not be regarded as precise nor can they be relied upon as indicative of results for future periods. In addition, as our business matures and in response to technological evolutions, we anticipate that the relevant indicators we monitor for evaluating our business may change.
The table below sets forth our RPMs and LPMs on an ad, subscription and total basis for the three months ended June 30, 2015 and 2016.

	Three months ended June 30,
	2015		2016
	RPM	LPM*	RPM	LPM*

Advertising	$49.94	$22.54	$53.34	$30.65
Subscription	81.15	38.49	79.79	35.30
Total	$53.91	$24.57	$56.56	$31.21
*We pay per-performance rates for the streaming of sound recordings for our Pandora One subscription service that are higher than the per-performance rates for our advertising-supported service.

The table below sets forth our RPMs and LPMs on an ad, subscription and total basis for the six months ended June 30, 2015 and 2016.

	Six months ended June 30,
	2015		2016
	RPM	LPM*	RPM	LPM*

Advertising	$44.09	$22.13	$49.46	$30.56
Subscription	81.60	38.68	80.62	35.24
Total	$48.72	$24.17	$53.25	$31.13
*We pay per-performance rates for the streaming of sound recordings for our Pandora One subscription service that are higher than the per-performance rates for our advertising-supported service.

Advertising RPMs
For the three and six months ended June 30, 2016 compared to 2015, the increase in advertising RPMs was primarily due to the growth in advertising revenue outpacing the growth in advertising listener hours as a result of an increase in the average price per ad.
Subscription RPMs
For the three and six months ended June 30, 2016 compared to 2015, the decrease in subscription RPMs was due to the growth in subscription listening hours outpacing the growth in subscription revenue.
Advertising LPMs
For the three and six months ended June 30, 2016 compared to 2015, advertising LPMs increased as a result of royalty rate increases of 21% on our advertising-supported platform and increases in content acquisition costs paid to PROs and publishers due to the royalty structure of our new publishing licenses.
Subscription LPMs

For the three and six months ended June 30, 2016 compared to 2015, subscription LPMs decreased as a result of royalty rate decreases of 12% on our subscription-supported platform, offset by increases in content acquisition costs paid to PROs and publishers under the royalty structure of our new publishing licenses.
Basis of Presentation and Results of Operations

The following table presents our results of operations for the periods indicated as a percentage of total revenue. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three months ended June 30,		Six months ended June 30,
	2015	2016	2015	2016
Revenue
Advertising	81%	77%	79%	76%
Subscription and other	19	16	21	17
Ticketing service	—	7	—	7
Total revenue	100	100	100	100
Cost of revenue
Cost of revenue — Content acquisition costs	46	51	50	54
Cost of revenue — Other (1)	7	7	7	7
Cost of revenue — Ticketing service (1)	—	4	—	5
Total cost of revenue	53	63	57	66
Gross profit	47	37	43	34
Operating expenses
Product development (1)	7	10	7	11
Sales and marketing (1)	33	36	35	38
General and administrative (1)	14	12	15	14
Total operating expenses	53	58	56	62
Loss from operations	(6)	(21)	(13)	(28)
Interest expense	—	(2)	—	(2)
Other income, net	—	—	—	—
Total other expense, net	—	(2)	—	(2)
Loss before provision for income taxes	(6)	(23)	(12)	(30)
Provision for income taxes	—	—	—	—
Net loss	(6)%	(22)%	(12)%	(30)%

(1) Includes stock-based compensation as follows:
Cost of revenue - Other	0.5%	0.5%	0.5%	0.5%
Cost of revenue - Ticketing service	—	—	—	—
Product development	1.9	2.1	1.9	2.5
Sales and marketing	4.7	4.4	4.8	4.5
General and administrative	2.6	2.5	2.6	3.7
Note: Amounts may not recalculate due to rounding

Revenue

	Three months ended June 30,			Six months ended June 30,
	2015	2016	$ Change	2015	2016	$ Change
	(in thousands)			(in thousands)
Revenue
Advertising	$230,921	$265,126	$34,205	$409,660	$485,434	$75,774
Subscription and other	54,639	55,125	486	106,664	109,857	3,193
Ticketing service	—	22,771	22,771	—	45,036	45,036
Total revenue	$285,560	$343,022	$57,462	$516,324	$640,327	$124,003

Advertising revenue

We generate advertising revenue primarily from audio, display and video advertising, which is typically sold on a cost-per-thousand impressions, or CPM, basis. Advertising campaigns typically range from one to twelve months, and advertisers generally pay us based on the number of delivered impressions or the satisfaction of other criteria, such as click-throughs. We also have arrangements with advertising agencies under which these agencies sell advertising inventory on our service directly to advertisers. We report revenue under these arrangements net of amounts due to agencies. For the three months ended June 30, 2015 and 2016 and the six months ended June 30, 2015 and 2016, advertising revenue accounted for 81%, 77%, 79% and 76%, of our total revenue, respectively. We expect that advertising will comprise a substantial majority of our revenue for the foreseeable future.

For the three months ended June 30, 2016 compared to 2015, advertising revenue increased $34.2 million or 15%, primarily due to an approximate 20% increase in the average price per ad due in part to our increase in relative volume of local ad sales and our focus on monetizing mobile inventory.

For the six months ended June 30, 2016 compared to 2015, advertising revenue increased $75.8 million or 18%, primarily due to an approximate 30% increase in the average price per ad due in part to our increase in relative volume of local ad sales and our focus on monetizing mobile inventory.

Subscription and other revenue

Subscription and other revenue is generated primarily through the sale of Pandora One, a premium version of the Pandora service, which currently includes advertisement-free access and higher audio quality on the devices that support it. Subscription revenue is recognized on a straight-line basis over the duration of the subscription period. For the three months ended June 30, 2015 and 2016 and the six months ended June 30, 2015 and 2016, subscription and other revenue accounted for 19%, 16%, 21% and 17% of our total revenue, respectively.

For the three months ended June 30, 2016 compared to 2015, subscription revenue increased $0.5 million or 1%, primarily due to a 1% increase in the number of subscribers.

For the six months ended June 30, 2016 compared to 2015, subscription revenue increased $3.2 million or 3%, primarily due to an approximate 2% increase in the average price per subscription and a 1% increase in the number of subscribers.

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

For the three and six months ended June 30, 2016, ticketing service revenue was $22.8 million and $45.0 million and accounted for approximately 7% of our total revenue. In the three months ended June 30, 2016, Ticketfly had approximately 38 thousand live events on sale, for which approximately 3.7 million tickets, excluding box office sales, were sold to approximately 1.6 million unique ticket buyers, which resulted in more than $160 million in gross transaction value, excluding box office sales. In the six months ended June 30, 2016, Ticketfly had approximately 74 thousand live events on sale, for which approximately 7.5 million tickets, excluding box office sales, were sold to approximately 3.2 million unique ticket buyers, which resulted in more than $330 million in gross transaction value, excluding box office sales. We had no ticketing service revenue in the three and six months ended June 30, 2015, given that the acquisition of Ticketfly was completed on October 31, 2015.

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

Cost of revenue—Content acquisition costs

	Three months ended June 30,			Six months ended June 30,
	2015	2016	$ Change	2015	2016	$ Change
	(in thousands)			(in thousands)
Cost of revenue - Content acquisition costs	$130,134	$176,633	$46,499	$256,157	$347,897	$91,740

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

For the three months ended June 30, 2016 compared to 2015, content acquisition costs increased $46.5 million or 36% and content acquisition costs as a percentage of total revenue increased from 46% to 51%, primarily due to blended sound recording royalty rate increases of 15%, an approximate 5% increase in listener hours and an increase in content acquisition costs paid to publishers and PROs due to the royalty structure of our new publishing licenses.

For the six months ended June 30, 2016 compared to 2015, content acquisition costs increased $91.7 million or 36% and content acquisition costs as a percentage of total revenue increased from 50% to 54%, primarily due to blended sound recording royalty rate increases of 15%, an approximate 5% increase in listener hours and an increase in content acquisition costs paid to publishers and PROs due to the royalty structure of our new publishing licenses.

Cost of revenue—Other

	Three months ended June 30,			Six months ended June 30,
	2015	2016	$ Change	2015	2016	$ Change
	(in thousands)			(in thousands)
Cost of revenue — Other	$20,043	$24,833	$4,790	$36,276	$45,832	$9,556

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

For the three months ended June 30, 2016 compared to 2015, cost of revenue—other increased $4.8 million or 24%, primarily due to a $3.7 million increase in hosting and ad serving costs driven by an increase in advertising revenue and a $2.4 million increase in employee-related and facilities and equipment costs driven by an approximate 25% increase in headcount, offset by a decrease of $1.5 million in costs related to music events that are sold as part of advertising arrangements.

For the six months ended June 30, 2016 compared to 2015, cost of revenue—other increased $9.6 million or 26%, primarily due to a $5.9 million increase in employee-related and facilities and equipment costs driven by an approximate 25% increase in headcount and a $5.6 million increase in hosting and ad serving costs driven by an increase in advertising revenue, offset by a decrease of $2.1 million in costs related to music events that are sold as part of advertising arrangements.

Cost of revenue - Ticketing service

	Three months ended June 30,			Six months ended June 30,
	2015	2016	$ Change	2015	2016	$ Change
	(in thousands)			(in thousands)
Cost of revenue — Ticketing service	$—	$15,259	$15,259	$—	$29,905	$29,905

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

For the three months ended June 30, 2016, cost of revenue—ticketing service was $15.3 million and consisted primarily of $10.0 million in ticketing revenue share costs, $3.4 million in credit card fees and other cost of revenue and $1.4 million in intangible amortization expense. We had no cost of revenue—ticketing service in the three months ended June 30, 2015, given that the acquisition of Ticketfly was completed on October 31, 2015.

For the six months ended June 30, 2016, cost of revenue—ticketing service was $29.9 million and consisted primarily of $20.2 million in ticketing revenue share costs, $6.3 million in credit card fees and other cost of revenue and $2.8 million in intangible amortization expense. We had no cost of revenue—ticketing service in the six months ended June 30, 2015, given that the acquisition of Ticketfly was completed on October 31, 2015.

Gross profit

	Three months ended June 30,			Six months ended June 30,
	2015	2016	$ Change	2015	2016	$ Change
	(in thousands)			(in thousands)
Gross profit
Total revenue	$285,560	$343,022	$57,462	$516,324	$640,327	$124,003
Total cost of revenue	150,177	216,725	66,548	292,433	423,634	131,201
Gross profit	$135,383	$126,297	$(9,086)	$223,891	$216,693	$(7,198)
Gross margin	47%	37%		43%	34%

For the three months ended June 30, 2016 compared to 2015, gross profit decreased by $9.1 million or 7% and gross margin decreased from 47% to 37% as the growth in content acquisition costs outpaced the growth in revenue, primarily due to blended royalty rate increases of 15%, an approximate 5% increase in listener hours and an increase in content acquisition costs paid to publishers and PROs under the royalty structure of our new publishing licenses.

For the six months ended June 30, 2016 compared to 2015, gross profit decreased by $7.2 million or 3% and gross margin decreased from 43% to 34% as the growth in content acquisition costs outpaced the growth in revenue, primarily due to blended royalty rate increases of 15%, an approximate 5% increase in listener hours and an increase in content acquisition costs paid to publishers and PROs under the royalty structure of our new publishing licenses.

Product development

	Three months ended June 30,			Six months ended June 30,
	2015	2016	$ Change	2015	2016	$ Change
	(in thousands)			(in thousands)
Product development	$18,742	$33,808	$15,066	$34,617	$69,654	$35,037

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

For the three months ended June 30, 2016 compared to 2015, product development expense increased by $15.1 million or 80%, primarily due to a $17.9 million increase in employee-related and facilities and equipment costs driven by an approximate 90% increase in headcount, a $1.8 million increase in intangible amortization expense and an increase of $1.1 million in professional fees, offset by a $5.8 million increase in costs that we capitalized to develop software for internal use.

For the six months ended June 30, 2016 compared to 2015, product development expenses increased $35.0 million or 101%, primarily due to a $40.3 million increase in employee-related and facilities and equipment costs driven by an approximate 90% increase in headcount, a $3.6 million increase in intangible amortization expense and an increase of $2.3 million in professional fees, offset by an $11.2 million increase in costs that we capitalized to develop software for internal use.

Sales and marketing

	Three months ended June 30,			Six months ended June 30,
	2015	2016	$ Change	2015	2016	$ Change
	(in thousands)			(in thousands)
Sales and marketing	$94,035	$123,812	$29,777	$178,309	$241,434	$63,125

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

For the three months ended June 30, 2016 compared to 2015, sales and marketing expenses increased $29.8 million or 32%, primarily due to a $14.3 million increase in brand marketing, advertising, direct response and search engine marketing costs driven by our advertising campaigns launched in the three months ended June 30, 2016, a $13.6 million increase in employee-related and facilities and equipment costs driven by an approximate 20% increase in headcount and a $1.7 million increase in intangible amortization expense.

For the six months ended June 30, 2016 compared to 2015, sales and marketing expenses increased $63.1 million or 35%, primarily due to a $32.5 million increase in employee-related and facilities and equipment costs driven by an approximate 20% increase in headcount, a $23.0 million increase in brand marketing, advertising, direct response and search engine marketing costs driven by our advertising campaigns launched in the six months ended June 30, 2016, a $3.4 million increase in intangible amortization expense and a $1.6 million increase in transaction processing commissions on subscription purchases through mobile app stores.

General and administrative

	Three months ended June 30,			Six months ended June 30,
	2015	2016	$ Change	2015	2016	$ Change
	(in thousands)			(in thousands)
General and administrative	$38,812	$40,562	$1,750	$75,566	$86,858	$11,292

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

For the three months ended June 30, 2016 compared to 2015, general and administrative expenses increased $1.8 million or 5%, primarily due to an increase of $6.3 million in employee-related and facilities and equipment costs driven by an approximate 30% increase in headcount and a $0.8 million increase in sales and other tax expense, offset by a $6.7 million decrease in professional fees related to royalty and other legal matters.

For the six months ended June 30, 2016 compared to 2015, general and administrative expenses increased $11.3 million or 15%, primarily due to a $22.0 million increase in employee-related and facilities and equipment costs driven by executive severance and an approximate 30% increase in headcount and a $1.8 million increase in sales and other tax expense, offset by a $14.0 million decrease in professional fees related to royalty and other legal matters.

Interest expense

Interest expense in the three and six months ended June 30, 2016 consists of interest expense on our 1.75% Convertible Senior Notes due 2020. Refer to Note 7 “Debt Instruments” in the Notes to Consolidated Financial Statements for further details on our Notes.

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

As a result of acquisitions, deferred tax liabilities were established for the book-tax basis difference related to acquired intangible assets. The net deferred tax liabilities provided an additional source of income to support the realizability of pre-existing deferred tax assets. During the three months ended June 30, 2016, we made an adjustment to goodwill and deferred tax liabilities as a result of the impact of final pre-acquisition Ticketfly income tax returns filed. As a result, during the three and six months ended June 30, 2016, we released $1.9 million of our valuation allowance and recorded an income tax benefit.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements and as of June 30, 2016 we had no such arrangements.

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

Liquidity and Capital Resources

As of June 30, 2016, we had cash, cash equivalents and investments totaling $311.3 million, which primarily consisted of cash and money market funds held at major financial institutions, commercial paper and investment-grade corporate debt securities.

Our principal uses of cash during the three and six months ended June 30, 2016 were funding our operations, as described below, and capital expenditures.

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

Our Indebtedness

Credit Facility

We are party to a $120.0 million credit facility with a syndicate of financial institutions, which expires on September 12, 2018. As of June 30, 2016, we had no borrowings outstanding, $1.2 million in letters of credit outstanding and $118.8 million of available borrowing capacity under the credit facility.

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

Historical Trends

The following table summarizes our cash flow data for the six months ended June 30, 2015 and 2016.

	Six months ended June 30,
	2015	2016
	(in thousands)
Net cash provided by (used in) operating activities	$17,059	$(58,578)
Net cash provided by (used in) investing activities	6,093	(40,384)
Net cash provided by financing activities	5,230	2,917

Operating activities

In the six months ended June 30, 2016, net cash used in operating activities was $58.6 million and primarily consisted of our net loss of $191.4 million, which was partially offset by non-cash charges of $109.4 million, primarily related to $71.1 million in stock-based compensation charges and $27.6 million in depreciation and amortization expense. Net cash used in operating activities also included a decrease in accounts payable of $17.4 million and an increase in prepaid expenses and other assets of $16.1 million primarily related to advance payments made for the publishing agreements signed in 2015, offset by an increase in accrued royalties of $26.2 million and a decrease of $12.1 million in cash from collections of accounts receivables. Net cash used in operating activities increased by $75.6 million from the six months ended June 30, 2015, primarily due to an increase in our net loss of $127.1 million.

Investing activities

In the six months ended June 30, 2016, net cash used in investing activities was $40.4 million and included $34.6 million of capital expenditures for leasehold improvements and server equipment, $14.3 million of capital expenditures for internal-use software and $11.1 million in purchases of investments, offset by $20.5 million in proceeds from sales and maturities of investments. Net cash used in investing activities increased by $46.5 million from the six months ended June 30, 2015, primarily due to a decrease in proceeds from sales and maturities of investments of $115.3 million, an increase in capital expenditures for leasehold improvements and server equipment of $20.0 million and an increase in capital expenditures for internal-use software of $10.9 million, offset by a decrease in purchases of investments of $100.5 million.

Financing activities

In the six months ended June 30, 2016, net cash provided by financing activities was $2.9 million and included $3.8 million in proceeds from our employee stock purchase plan and $1.9 million in proceeds from the exercise of stock options, offset by $2.8 million in tax payments from net share settlements of RSUs. Net cash provided by financing activities decreased $2.3 million from the six months ended June 30, 2015, primarily due to an increase in tax payments from net share settlements of RSUs of $1.9 million and a decrease in proceeds from the exercise of stock options of $1.0 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 5. Other Information

On April 21, 2016, the Board of Directors of the Company (the “Board”) conditionally approved an amendment to the Company’s Amended and Restated Bylaws (the “Bylaw Amendment”) to require all directors and officers of the Company to comply with all applicable requirements of the Communications Act of 1934, as amended, and the rules and policies of the Federal Communications Commission. The Board also authorized the officers of the Company to cause the Bylaw Amendment to become effective contingent upon the approval of the Charter Amendment by the Company’s stockholders at the 2016 annual meeting of stockholders.

As with the previously disclosed amendment to our Amended and Restated Certificate of Incorporation (the “Charter Amendment”), the Bylaw Amendment was conditionally approved in order to comply with the conditions imposed by the Federal Communications Commission in the Declaratory Ruling issued on May 1, 2015 in connection with our acquisition of the license to operate the FM radio station KXMZ.

The Company’s officers caused the Bylaw Amendment to be executed and effective July 21, 2016.

The foregoing summary of the Bylaw Amendment is not complete and is subject to, and qualified in its entirety by, the full text of the Bylaw Amendment, which is filed as Exhibit 3.04 hereto and incorporated by reference herein.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-172215	3.1	4/4/2011
3.02	Certificate of Amendment to the Amended and Restated Certificate of Incorporation						X
3.03	Amended and Restated Bylaws	S-1/A	333-172215	3.2	4/4/2011
3.04	Certificate of Amendment to the Amended and Restated Bylaws						X
10.01†	Form of Performance Award Agreement under the 2011 Equity Incentive Plan						X
31.01	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						X
31.02	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						X
32.01	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 8 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X
101. INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document						X
101. SCH	XBRL Taxonomy Schema Linkbase Document						X
101.CAL	XBRL Taxonomy Calculation Linkbase Document						X
101. DEF	XBRL Taxonomy Definition Linkbase Document						X
101.LAB	XBRL Taxonomy Labels Linkbase Document						X
101.PRE	XBRL Taxonomy Presentation Linkbase Document						X

†   Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Pandora Media, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANDORA MEDIA, INC.

Date: July 26, 2016	By:	/s/ Michael S. Herring
Michael S. Herring
President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)