Form 10-Q
period 2016-09-30
Pandora Media, Inc.
filed 2016-10-27
CIK 1230276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of registrant’s common stock outstanding as of October 25, 2016 was: 233,335,503.

Pandora Media, Inc.

FORM 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Pandora Media, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
 (unaudited)

	As of December 31, 2015	As of September 30, 2016
Assets
Current assets
Cash and cash equivalents	$334,667	$207,695
Short-term investments	35,844	50,052
Accounts receivable, net of allowance of $2,165 at December 31, 2015 and $3,023 at September 30, 2016	277,075	282,802
Prepaid content acquisition costs	2,099	102,623
Prepaid expenses and other current assets	33,821	34,166
Total current assets	683,506	677,338
Long-term investments	46,369	6,273
Property and equipment, net	66,370	118,453
Goodwill	303,875	306,706
Intangible assets, net	110,745	95,565
Other long-term assets	29,792	32,528
Total assets	$1,240,657	$1,236,863
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$17,897	$13,983
Accrued liabilities	37,185	33,968
Accrued content acquisition costs	97,390	106,275
Accrued compensation	43,788	52,089
Deferred revenue	19,939	31,971
Other current liabilities	15,632	20,739
Total current liabilities	231,831	259,025
Long-term debt, net	234,577	337,429
Other long-term liabilities	30,862	33,402
Total liabilities	497,270	629,856
Stockholders’ equity
Common stock: 224,970,412 shares issued and outstanding at December 31, 2015 and 233,312,446 at September 30, 2016	23	23
Additional paid-in capital	1,110,539	1,227,197
Accumulated deficit	(366,658)	(619,627)
Accumulated other comprehensive loss	(517)	(586)
Total stockholders’ equity	743,387	607,007
Total liabilities and stockholders’ equity	$1,240,657	$1,236,863

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2016	2015	2016
Revenue
Advertising	$254,656	$273,716	$664,316	$759,150
Subscription and other	56,906	56,100	163,570	165,957
Ticketing service	—	22,085	—	67,121
Total revenue	311,562	351,901	827,886	992,228
Cost of revenue
Cost of revenue - Content acquisition costs	211,272	174,334	467,429	522,231
Cost of revenue - Other	21,414	25,556	57,690	71,388
Cost of revenue - Ticketing service	—	15,318	—	45,223
Total cost of revenue	232,686	215,208	525,119	638,842
Gross profit	78,876	136,693	302,767	353,386
Operating expenses
Product development	21,849	33,657	56,466	103,311
Sales and marketing	107,286	116,475	285,595	357,909
General and administrative	35,603	41,768	111,169	128,626
Total operating expenses	164,738	191,900	453,230	589,846
Loss from operations	(85,862)	(55,207)	(150,463)	(236,460)
Interest expense	(131)	(6,494)	(386)	(18,916)
Other income, net	95	579	803	1,696
Total other income (expense), net	(36)	(5,915)	417	(17,220)
Loss before benefit from (provision for) income taxes	(85,898)	(61,122)	(150,046)	(253,680)
Benefit from (provision for) income taxes	(32)	(412)	(206)	711
Net loss	$(85,930)	$(61,534)	$(150,252)	$(252,969)
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	212,760	232,139	211,487	229,524
Net loss per share, basic and diluted	$(0.40)	$(0.27)	$(0.71)	$(1.10)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2016	2015	2016
Net loss	$(85,930)	$(61,534)	$(150,252)	$(252,969)
Change in foreign currency translation adjustment	(127)	(129)	(274)	(417)
Change in net unrealized gains (loss) on marketable securities	50	(45)	324	348
Other comprehensive income (loss)	(77)	(174)	50	(69)
Total comprehensive loss	$(86,007)	$(61,708)	$(150,202)	$(253,038)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2015	2016
Operating activities
Net loss	$(150,252)	$(252,969)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	15,194	43,480
Stock-based compensation	79,473	103,841
Amortization of premium on investments, net	1,712	339
Other operating activities	1,610	2,884
Amortization of debt discount	—	13,587
Changes in operating assets and liabilities
Accounts receivable	(45,796)	(8,338)
Prepaid content acquisition costs	(167)	(100,524)
Prepaid expenses and other assets	(6,397)	(12,655)
Accounts payable, accrued and other current liabilities	29,601	(4,990)
Accrued content acquisition costs	89,423	8,875
Accrued compensation	4,333	10,370
Other long-term liabilities	1,500	598
Deferred revenue	7,689	12,032
Reimbursement of cost of leasehold improvements	1,014	4,397
Net cash provided by (used in) operating activities	28,937	(179,073)
Investing activities
Purchases of property and equipment	(21,336)	(46,400)
Internal-use software costs	(5,997)	(22,339)
Changes in restricted cash	—	(250)
Purchases of investments	(138,721)	(12,413)
Proceeds from maturities of investments	179,799	34,816
Proceeds from sale of investments	41,317	3,507
Payments related to acquisitions, net of cash acquired	(23,028)	(676)
Net cash provided by (used in) investing activities	32,034	(43,755)
Financing activities
Borrowings under debt arrangements	—	90,000
Proceeds from employee stock purchase plan	5,089	6,395
Proceeds from exercise of stock options	3,718	3,011
Payment of debt issuance costs	—	(32)
Tax payments from net share settlements of restricted stock units	(2,295)	(3,126)
Net cash provided by financing activities	6,512	96,248
Effect of exchange rate changes on cash and cash equivalents	(459)	(392)
Net increase (decrease) in cash and cash equivalents	67,024	(126,972)
Cash and cash equivalents at beginning of period	175,957	334,667
Cash and cash equivalents at end of period	$242,981	$207,695
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$343	$3,336
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$1,328	$8,321

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.                       Description of Business and Basis of Presentation

Pandora

Pandora is the world’s most powerful music discovery platform, offering a personalized experience for each of our listeners wherever and whenever they want to listen to music—whether through earbuds, car speakers or live on stage. Our vision is to be the definitive source of music discovery and enjoyment for billions. The majority of our listener hours occur on mobile devices, with the majority of our revenue generated from advertising on these devices. We offer both local and national advertisers the opportunity to deliver targeted messages to our listeners using a combination of audio, display and video advertisements. We also generate revenue by offering an advertising-free subscription service which we call Pandora Plus. We were incorporated as a California corporation in January 2000 and reincorporated as a Delaware corporation in December 2010. Our principal operations are located in the United States, and we also operate in Australia, New Zealand and Canada.

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

As used herein, "Pandora," "we," "our," "the Company" and similar terms include Pandora Media, Inc. and its subsidiaries, unless the context indicates otherwise.

Basis of Presentation

The interim unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission ("SEC") Regulation S-X, and include the accounts of Pandora and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of our management, the interim unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position for the periods presented. These interim unaudited condensed consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any subsequent period and should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Certain changes in presentation have been made to conform the prior period presentation to current period reporting. We have reclassified certain amounts from the accounts payable, accrued and other current liabilities line item to the long-term liabilities line item of our condensed consolidated statements of cash flows. We have also reclassified internal-use software costs from the purchases of property and equipment line item to the internal-use software costs line item of our condensed consolidated statements of cash flows. We have also reclassified prepaid content acquisition costs from the prepaid expenses and other assets line item to the prepaid content acquisition costs line item of our condensed consolidated balance sheets and our condensed consolidated statements of cash flows. Lastly, we have reclassified interest expense from the other income (expense), net line item to the interest expense line item of our condensed consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates are used in several areas including, but not limited to determining accrued content acquisition costs, amortization of minimum guarantees under content acquisition agreements, selling prices for elements sold in multiple-element arrangements, the allowance for doubtful accounts, the fair value of stock options, market stock units ("MSUs"), stock-settled performance-based RSUs ("PSUs") and the Employee Stock Purchase Plan ("ESPP"), the provision for (benefit from) income taxes and the impact of forfeitures on stock-based compensation. To the extent there are material differences between these estimates, judgments

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

or assumptions and actual results, our financial statements could be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

2.                        Summary of Significant Accounting Policies

Other than discussed below, there have been no material changes to our significant accounting policies as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Prepaid Content Acquisition Costs

Prepaid content acquisition costs are primarily comprised of minimum guarantees under content acquisition agreements. From November 2015 through September 2016, we signed direct license agreements for recorded music with major and independent labels, distributors and publishers. Certain of these license agreements include minimum guarantee payments, some of which are paid in advance. These minimum guarantees may take the form of either a contractually obligated minimum over a specified period of time that requires a true-up payment at the end of the specified period if the cumulative payments have not met or exceeded the specified minimum, or cash advance payments made at the beginning of, or at intervals during, the specified period, which cash payments are then recoupable against content acquisition costs over the specified period. On a quarterly basis, we record the greater of the cumulative actual content acquisition costs incurred or the cumulative minimum guarantee based on forecasted usage for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasted usage considers factors such as listening hours, revenue, subscribers and other terms of each agreement that impact our expected attainment or recoupment of the minimum guarantees on a non-straight line basis.

Concentration of Credit Risk

For the three and nine months ended September 30, 2015 and 2016, we had no customers that accounted for more than 10% of our total revenue. As of December 31, 2015 and September 30, 2016, we had no customers that accounted for more than 10% of our total accounts receivable.

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board ("the FASB") issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718) ("ASU 2016-09"). ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. Additionally, it allows an employer to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within that fiscal year, although early adoption is permitted. We are currently evaluating implementation methods and the effect that implementation of this standard will have on our consolidated financial statements upon adoption.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Going Concern (Subtopic 205-40) ("ASU 2014-15"). ASU 2014-15 requires management of all entities to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable). The guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within that fiscal year. We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-9, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-9"). ASU 2014-9 outlines a single comprehensive model for entities to use in accounting for revenue. Under the guidance, revenue is recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard may be effective for public entities with annual and interim reporting periods beginning after December 15, 2017. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. We are

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

currently evaluating implementation methods and the effect that implementation of this standard will have on our consolidated financial statements upon adoption.

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

3.                        Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments consisted of the following:

	As of December 31, 2015	As of September 30, 2016
	(in thousands)
Cash and cash equivalents
Cash	$104,361	$130,132
Money market funds	180,021	33,446
Commercial paper	31,089	35,904
Corporate debt securities	2,000	8,213
U.S. government and government agency debt securities	17,196	—
Total cash and cash equivalents	$334,667	$207,695
Short-term investments
Commercial paper	$4,792	$1,000
Corporate debt securities	31,052	49,052
Total short-term investments	$35,844	$50,052
Long-term investments
Corporate debt securities	$46,369	$6,273
Total long-term investments	$46,369	$6,273
Cash, cash equivalents and investments	$416,880	$264,020

Our short-term investments have maturities of twelve months or less and are classified as available-for-sale. Our long-term investments have maturities of greater than twelve months and are classified as available-for-sale.

The following tables summarize our available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of December 31, 2015 and September 30, 2016.

	As of December 31, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$180,021	$—	$—	$180,021
Commercial paper	35,881	—	—	35,881
Corporate debt securities	79,760	8	(347)	79,421
U.S. government and government agency debt securities	17,198	—	(2)	17,196
Total cash equivalents and marketable securities	$312,860	$8	$(349)	$312,519

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	As of September 30, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$33,446	$—	$—	$33,446
Commercial paper	36,904	—	—	36,904
Corporate debt securities	63,531	26	(19)	63,538
Total cash equivalents and marketable securities	$133,881	$26	$(19)	$133,888

The following table presents available-for-sale investments by contractual maturity date as of December 31, 2015 and September 30, 2016.

	As of December 31, 2015
	Adjusted Cost	Fair Value
	(in thousands)
Due in one year or less	$266,205	$266,150
Due after one year through three years	46,655	46,369
Total	$312,860	$312,519

	As of September 30, 2016
	Adjusted Cost	Fair Value
	(in thousands)
Due in one year or less	$127,629	$127,615
Due after one year through three years	6,252	6,273
Total	$133,881	$133,888

The following tables summarize our available-for-sale securities’ fair value and gross unrealized losses aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2015 and September 30, 2016.

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

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	As of September 30, 2016
	Twelve Months or Less		More than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate debt securities	$33,240	$(12)	$8,843	$(7)	$42,083	$(19)
Total	$33,240	$(12)	$8,843	$(7)	$42,083	$(19)

Our investment policy requires investments to be investment grade, primarily rated "A1" by Standard & Poor’s or "P1" by Moody’s or better for short-term investments and rated "A" by Standard & Poor’s or "A2" by Moody’s or better for long-term investments, with the objective of minimizing the potential risk of principal loss. In addition, the investment policy limits the amount of credit exposure to any one issuer.

The unrealized losses on our available-for-sale securities as of September 30, 2016 were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. As of September 30, 2016, we owned 32 securities that were in an unrealized loss position. Based on our cash flow needs, we may be required to sell a portion of these securities prior to maturity. However, we expect to recover the full carrying value of these securities. As a result, no portion of the unrealized losses at September 30, 2016 is deemed to be other-than-temporary and the unrealized losses are not deemed to be credit losses. When evaluating the investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three and nine months ended September 30, 2016, we did not recognize any impairment charges. During the three and nine months ended September 30, 2016, we had proceeds from the sale of available-for-sale securities of $3.0 million and $3.5 million. We did not recognize a realized gain or loss in connection with these sales.

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

The fair value of these financial assets and liabilities was determined using the following inputs at December 31, 2015 and September 30, 2016:

	As of December 31, 2015
	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(in thousands)
Assets
Money market funds	$180,021	$—	$180,021
Commercial paper	—	35,881	35,881
Corporate debt securities	—	79,421	79,421
U.S. government and government agency debt securities	—	17,196	17,196
Total assets measured at fair value	$180,021	$132,498	$312,519

	As of September 30, 2016
	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(in thousands)
Assets
Money market funds	$33,446	$—	$33,446
Commercial paper	—	36,904	36,904
Corporate debt securities	—	63,538	63,538
Total assets measured at fair value	$33,446	$100,442	$133,888

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Our money market funds are classified as Level 1 within the fair value hierarchy because they are valued primarily using quoted market prices. Our other cash equivalents and short-term investments are classified as Level 2 within the fair value hierarchy because they are valued using professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. As of December 31, 2015 and September 30, 2016, we held no Level 3 assets or liabilities.

Refer to Note 7, "Debt Instruments," for the carrying amount and estimated fair value of our convertible senior notes, which are not recorded at fair value as of September 30, 2016.

5.                       Commitments and Contingencies

Minimum Guarantees - Content Acquisition Costs

Certain of our content acquisition agreements contain minimum guarantees, and require that we make upfront minimum guarantee payments. As of September 30, 2016, we have future minimum guarantee commitments of $780.1 million, of which $18.1 million will be paid in the three months ended December 31, 2016, $354.9 million will be paid in 2017 and the remainder will be paid thereafter. On a quarterly basis, we record the greater of the cumulative actual content acquisition costs incurred or the cumulative minimum guarantee based on forecasted usage for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasted usage considers factors such as listening hours, revenue, subscribers and other terms of each agreement that impact our expected attainment or recoupment of the minimum guarantees on a non-straight line basis.

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

In October 2015, the parties reached an agreement ("pre-1972 settlement") whereby we agreed to pay the plaintiffs a total of $90 million. The settlement resolves all past claims as to our use of pre-1972 recordings owned or controlled by the plaintiffs and enables us, without any additional payment, to reproduce, perform and broadcast such recordings in the United States through December 31, 2016. This agreement was approved by our board of directors and executed on October 21, 2015. Pursuant to this settlement, we paid the plaintiffs $60 million in October 2015 and the plaintiffs dismissed the case with prejudice. As a result, cost of revenue - content acquisition costs increased by $65.4 million in the twelve months ended December 31, 2015, of which $57.9 million was related to a one-time cumulative charge to cost of revenue - content acquisition costs related to pre-1972 spins played through September 30, 2015. The remaining charge of $24.6 million will be recorded in cost of revenue - content acquisition costs in 2016 based on the allocation of pre-1972 listening throughout the remainder of the settlement period. The pre-72 settlement further required that we make four additional installment payments of $7.5 million each. The first was paid in December 2015, the second was paid in March 2016, the third was paid in June 2016 and the final installment was paid in September 2016.

On October 2, 2014, Flo & Eddie Inc. filed a class action suit against Pandora Media Inc. in the federal district court for the Central District of California. The complaint alleges misappropriation and conversion in connection with the public performance of sound recordings recorded prior to February 15, 1972. On December 19, 2014, Pandora filed a motion to strike

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

the complaint pursuant to California’s Anti-Strategic Lawsuit Against Public Participation ("Anti-SLAPP") statute. This motion was denied, and we have appealed the ruling to the Ninth Circuit Court of Appeals. As a result, the district court litigation has been stayed pending the Ninth Circuit's review. The Ninth Circuit has scheduled oral argument on December 8, 2016.

On September 14, 2015, Arthur and Barbara Sheridan, et al. filed a class action suit against Pandora Media, Inc. in the federal district court for the Northern District of California. The complaint alleges common law misappropriation, unfair competition, conversion, unjust enrichment and violation of California rights of publicity arising from allegations that we owe royalties for the public performance of sound recordings recorded prior to February 15, 1972. On October 28, 2015, the Court granted the parties’ stipulation to stay the district court action pending the Ninth Circuit’s review of Pandora’s appeal in Flo & Eddie et al. v. Pandora Media, Inc., which involves similar allegations.

On September 16, 2015, Arthur and Barbara Sheridan, et al. filed a second class action suit against Pandora Media, Inc. in the federal district court for the Southern District of New York. The complaint alleges common law copyright infringement, violation of New York right of publicity, unfair competition and unjust enrichment arising from allegations that we owe royalties for the public performance of sound recordings recorded prior to February 15, 1972. On October 28, 2015 the Court granted the parties’ stipulation to stay the district court action pending the Second Circuit’s review of Sirius XM’s appeal in the Flo & Eddie et al. v. Sirius XM matter, which involves similar allegations.

On October 17, 2015, Arthur and Barbara Sheridan, et al. filed a third class action suit against Pandora Media, Inc. in the federal district court for the Northern District of Illinois. The complaint alleges common law copyright infringement, violation of the Illinois Uniform Deceptive Trade Practices Act, conversion, and unjust enrichment arising from allegations that we owe royalties for the public performance of sound recordings recorded prior to February 15, 1972. On December 29, 2015, Pandora filed a motion to dismiss and a motion to stay the case pending the Second Circuit’s decision. The motion to stay was denied, and the motion to dismiss remains pending.

On October 19, 2015, Arthur and Barbara Sheridan, et al. filed a fourth class action suit against Pandora Media, Inc. in the federal district court for the District of New Jersey. The complaint alleges common law copyright infringement, unfair competition and unjust enrichment arising from allegations that we owe royalties for the public performance of sound recordings recorded prior to February 15, 1972. On December 29, 2015, Pandora filed a motion to dismiss and motion to stay the case pending the Second Circuit’s decision. On March 16, 2016, the district court granted the motion to stay. The motion to dismiss remains pending.

On September 7, 2016, Ponderosa Twins Plus One et al. filed a class action suit against Pandora Media, Inc. in the federal district court for the Southern District of California. The complaint alleges common law copyright infringement, violation of the California Civil Code, misappropriation, unfair business practices and conversion arising from allegations that we owe royalties for the public performance of sound recordings recorded prior to February 15, 1972. On October 5, 2016, the district court transferred the case to the federal district court for the Northern District of California. On October 21, 2016, the Court granted the parties’ stipulation to stay the district court action pending the Ninth Circuit’s review of Pandora’s appeal in Flo & Eddie et al. v. Pandora Media, Inc., which involves similar allegations.

The outcome of any litigation is inherently uncertain. Except as noted above, we do not believe it is probable that the final outcome of the matters discussed above will, individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations or cash flows; however, in light of the uncertainties involved in such matters, there can be no assurance that the outcome of each case or the costs of litigation, regardless of outcome, will not have a material adverse effect on our business. In particular, rate court proceedings could take years to complete, could be very costly and may result in current and past rates for content acquisition costs that are materially less favorable than rates we currently pay or have paid in the past.

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

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

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

6.                       Goodwill and Intangible Assets

During the nine months ended September 30, 2016, we completed a business combination that was not material to our condensed consolidated financial statements. During the nine months ended September 30, 2016, we made an adjustment to goodwill and deferred tax liabilities as a result of the impact of final pre-acquisition Ticketfly income tax returns filed. The changes in the carrying amount of goodwill for the nine months ended September 30, 2016, are as follows:

Goodwill
(in thousands)
Balance as of December 31, 2015	$303,875
Goodwill resulting from business combination and purchase price adjustments	2,831
Balance as of September 30, 2016	$306,706

 The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangible assets.

	As of December 31, 2015			As of September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)			(in thousands)
Finite-lived intangible assets
Patents	$8,030	$(1,824)	$6,206	$8,030	$(2,373)	$5,657
Developed technology	56,050	(1,265)	54,785	56,165	(10,515)	45,650
Customer relationships - clients	37,300	(777)	36,523	37,399	(4,309)	33,090
Customer relationships - users	1,940	(318)	1,622	1,940	(1,046)	894
Trade names	11,720	(304)	11,416	11,735	(1,654)	10,081
Total finite-lived intangible assets	$115,040	$(4,488)	$110,552	$115,269	$(19,897)	$95,372

Indefinite-lived intangible assets
FCC license - Broadcast Radio	$193	$—	$193	$193	$—	$193

Total intangible assets	$115,233	$(4,488)	$110,745	$115,462	$(19,897)	$95,565

Amortization expense of intangible assets was $0.4 million and $5.1 million for the three months ended September 30, 2015 and 2016. Amortization expense of intangible assets was $0.8 million and $15.4 million for the nine months ended September 30, 2015 and 2016.

The following is a schedule of future amortization expense related to finite-lived intangible assets as of September 30, 2016.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

As of September 30, 2016
(in thousands)
Remainder of 2016	$5,138
2017	20,116
2018	17,654
2019	17,129
2020	15,896
Thereafter	19,439
Total future amortization expense	$95,372

7.                       Debt Instruments

Long-term debt, net consisted of the following:

	As of December 31,	As of September 30,
	2015	2016
	(in thousands)
1.75% convertible senior notes due 2020	$345,000	$345,000
Credit facility	—	90,000
Unamortized discount and deferred issuance costs	(110,423)	(97,571)
Long-term debt, net	$234,577	$337,429

Convertible Debt Offering

On December 9, 2015, we completed an unregistered Rule 144A offering for the issuance of $345.0 million aggregate principal amount of our 1.75% Convertible Senior Notes due 2020 (the "Notes"). In connection with the issuance of the Notes, we entered into capped call transactions with the initial purchaser of the Notes and an additional financial institution ("capped call transactions").

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

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

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

•
Prior to the close of business on the business day immediately preceding July 1, 2020, during the five business day period after any ten consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day;

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

The following table outlines the effective interest rate, contractually stated interest expense and costs related to the amortization of the discount for the Notes:

	Three months ended September 30,	Nine months ended September 30,
	2016
	(in thousands except for effective interest rate)
Effective interest rate	10.18%	10.18%
Contractually stated interest expense	$1,505	$4,536
Amortization of discount	$4,649	$13,587

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

The total estimated fair value of the Notes as of September 30, 2016 was $362.1 million. The fair value was determined using a methodology that combines direct market observations with quantitative pricing models to generate evaluated prices. We consider the fair value of the Notes to be a Level 2 measurement due to the limited trading activity of the Notes.

The closing price of our common stock was $14.33 on September 30, 2016, which was less than the initial conversion price for the Notes of approximately $16.42 per share. As such, the if-converted value of the Notes was less than the principal amount of $345.0 million.

Credit Facility

We are party to a $120.0 million credit facility with a syndicate of financial institutions, which expires on September 12, 2018. In September 2016, we borrowed $90.0 million from the credit facility to enhance our working capital position. The amount borrowed is included in long-term debt on our balance sheet. Interest is payable quarterly at the applicable annual interest rate of 3.81% through September 2017. The applicable interest rate will be adjusted in September 2017.

As of September 30, 2016, we had $1.2 million in letters of credit outstanding and $28.8 million of available borrowing capacity under the credit facility. We are in compliance with all financial covenants associated with the credit facility as of September 30, 2016.

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

The following assumptions for the Black-Scholes option pricing model were used to determine the per-share fair value of shares to be granted under the ESPP:

	Three months ended September 30,		Nine months ended September 30,
	2015	2016	2015	2016
Expected life (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	0.07 - 0.24%	0.41 - 0.44%	0.05 - 0.24%	0.24 - 0.44%
Expected volatility	29 - 42%	41 - 52%	29 - 42%	41 - 52%
Expected dividend yield	0%	0%	0%	0%

During the three months ended September 30, 2015 and 2016, we withheld $1.8 million and $2.6 million in contributions from employees and recognized $0.6 million and $0.9 million of stock-based compensation expense related to the ESPP, respectively. During the nine months ended September 30, 2015 and 2016, we withheld $5.1 million and $6.4 million in contributions from employees and recognized $1.9 million and $2.3 million of stock-based compensation expense related to the ESPP, respectively. In the three months ended September 30, 2015 and 2016, 255,432 and 643,562 shares of common stock

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

were issued under the ESPP. In the nine months ended September 30, 2015 and 2016, 538,398 and 1,254,910 shares of common stock were issued under the ESPP.

Employee Stock-Based Awards

Our 2011 Equity Incentive Plan (the "2011 Plan") provides for the issuance of stock options, restricted stock units and other stock-based awards to our employees. The 2011 Plan is administered by the compensation committee of our board of directors.

Stock options

We measure stock-based compensation expense for stock options at the grant date fair value of the award and recognize expense on a straight-line basis over the requisite service period, which is generally the vesting period. We estimate the fair value of stock options using the Black-Scholes option-pricing model. During the three months ended September 30, 2015 and 2016, we recorded stock-based compensation expense from stock options of approximately $2.3 million and $2.2 million. During the nine months ended September 30, 2015 and 2016, we recorded stock-based compensation expense from stock options of approximately $7.5 million and $11.3 million.

There were no options granted in the three and nine months ended September 30, 2016.

Restricted stock units ("RSUs")

The fair value of RSUs is expensed ratably over the vesting period. RSUs typically have an initial annual cliff vest and then vest quarterly thereafter over the service period, which is generally four years. During the three months ended September 30, 2015 and 2016, we recorded stock-based compensation expense from RSUs of approximately $25.4 million and $28.2 million. During the nine months ended September 30, 2015 and 2016, we recorded stock-based compensation expense from RSUs of approximately $69.1 million and $87.2 million.

MSUs

In March 2015, the compensation committee of the board of directors granted performance awards consisting of market stock units to certain key executives under our 2011 Plan.

MSUs granted in March 2015 are earned as a function of Pandora’s total stock return ("TSR") measured against that of the Russell 2000 Index across three performance periods:

•	One-third of the target MSUs are eligible to be earned for a performance period that is the first calendar year of the MSU grant (the "One-Year Performance Period");

•	One-third of the target MSUs are eligible to be earned for a performance period that is the first two calendar years of the MSU grant (the "Two-Year Performance Period"); and

•	Any remaining portion of the total potential MSUs are eligible to be earned for a performance period that is the entire three calendar years of the MSU grant (the "Three-Year Performance Period").

For each performance period, a "performance multiplier" is calculated by comparing Pandora’s TSR for the period to the Russell 2000 Index TSR for the same period, using the average adjusted closing stock price of Pandora stock, and the Russell 2000 Index, for ninety calendar days prior to the beginning of the performance period and the last ninety calendar days of the performance period. In each period, the target number of shares will vest if the Pandora TSR is equal to the Russell 2000 Index TSR. For each percentage point that the Pandora TSR falls below the Russell 2000 Index TSR for the period, the performance multiplier is decreased by three percentage points. The performance multiplier is capped at 100% for the One-Year and Two-Year Performance Periods. However, the full award is eligible for a payout up to 200% of target, less any shares earned in prior periods, in the Three-Year Performance Period. Specifically, for each percentage point that the Pandora TSR exceeds the Russell 2000 Index TSR for the Three-Year Performance Period, the performance multiplier is increased by 2%. As such, the ability to exceed the target number of shares is determined exclusively with respect to Pandora's three-year TSR during the term of the award.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

We have determined the grant-date fair value of the MSUs using a Monte Carlo simulation performed by a third-party valuation firm. We recognize stock-based compensation for the MSUs over the requisite service period, which is approximately three years, using the accelerated attribution method.

During the nine months ended September 30, 2015 we granted 776,000 MSUs at a total grant-date fair value of $4.3 million. There were no MSUs granted in the three or nine months ended September 30, 2016. During the three months ended September 30, 2015 and 2016, we recorded stock-based compensation expense from MSUs of approximately $0.5 million and $0.2 million. During the nine months ended September 30, 2015 and 2016, we recorded stock-based compensation expense from MSUs of approximately $1.0 million and $0.6 million.

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

PSUs granted in April 2016 have a vesting period that includes a four year service period, during which one fourth of the awards will vest after one year and the remainder will vest quarterly thereafter. The PSUs are earned when our trailing average ninety-day stock price is equal to or greater than $20.00. If the trailing average ninety-day stock price does not equal or exceed $20.00 on the applicable vesting date, then the portion of the award that was scheduled to vest on such vesting date shall not vest but shall vest on the next vesting date on which the trailing average ninety-day stock price equals or exceeds $20.00. Any portion of the award that remains unvested as of the final vesting date shall be canceled and forfeited.

We have determined the grant-date fair value of the PSUs granted in April 2016 using a Monte Carlo simulation performed by a third-party valuation firm. We recognize stock-based compensation for the PSUs over the requisite service period, which is approximately four years, using the accelerated attribution method.

During the nine months ended September 30, 2016 we granted 1,725,000 PSUs at a total grant-date fair value of $8.7 million. There were no PSUs granted in the three or nine months ended September 30, 2015. During the three and nine months ended September 30, 2016, we recorded stock-based compensation expense from PSUs of approximately $1.3 million and $2.4 million. There was no stock-based compensation expense from PSUs in the three or nine months ended September 30, 2015.

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2016	2015	2016
	(in thousands)		(in thousands)
Stock-based compensation expense
Cost of revenue - Other	$1,427	$1,538	$4,040	$4,559
Cost of revenue - Ticketing service	—	27	—	154
Product development	6,189	7,347	16,148	23,091
Sales and marketing	13,732	14,932	38,403	43,673
General and administrative	7,446	8,910	20,882	32,364
Total stock-based compensation expense	$28,794	$32,754	$79,473	$103,841

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

In the nine months ended September 30, 2016, we recorded stock-based compensation expense of $6.8 million related to accelerated awards in connection with executive severance. This amount is included in the general and administrative line item of our condensed consolidated statements of operations.

9.                       Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, restricted stock units, market stock units and performance-based RSUs, to the extent dilutive. Basic and diluted net loss per share were the same for the three and nine months ended September 30, 2015 and 2016, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of historical basic and diluted net loss per share:

	Three months ended September 30,		Nine months ended September 30,
	2015	2016	2015	2016
	(in thousands except per share amounts)		(in thousands except per share amounts)
Numerator
Net loss	$(85,930)	$(61,534)	$(150,252)	$(252,969)
Denominator
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	212,760	232,139	211,487	229,524
Net loss per share, basic and diluted	$(0.40)	$(0.27)	$(0.71)	$(1.10)

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	As of September 30,
	2015	2016
	(in thousands)
Options to purchase common stock	10,492	9,665
Restricted stock units	16,653	23,554
Performance awards*	776	2,315
Total common stock equivalents	27,921	35,534
*Includes potential common shares outstanding for MSUs and PSUs

On December 9, 2015, we completed an offering of our 1.75% convertible senior notes due 2020. Under the treasury stock method, the Notes will generally have a dilutive impact on earnings per share if our average stock price for the period exceeds approximately $16.42 per share of our common stock, the conversion price of the Notes. For the period from the issuance of the offering of the Notes through September 30, 2016, the conversion feature of the Notes was anti-dilutive.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act").

This Quarterly Report on Form 10-Q contains "forward-looking statements" that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, plans and objectives of management and economic, competitive and technological trends. In some cases, you can identify forward-looking statements by terms such as "anticipate," "believe," "estimate," "expect," "intend," "may," "might," "plan," "project," "will," "would," "should," "could," "can," "predict," "potential," "continue," "objective," or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Risk Factors" included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. We qualify all of our forward-looking statements by these cautionary statements. These and other factors could cause our results to differ materially from those expressed in this Quarterly Report on Form 10-Q.

Some of the industry and market data contained in this Quarterly Report on Form 10-Q are based on independent industry publications, including those generated by Triton Digital Media ("Triton") or other publicly available information. This information involves a number of assumptions and limitations. Although we believe that each source is reliable as of its respective date, we have not independently verified the accuracy or completeness of this information.

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

For the three months ended September 30, 2016, we streamed 5.40 billion hours of radio, and as of September 30, 2016, we had 77.9 million active users during the prior 30-day period. Since we launched our non-subscription, ad-supported radio service in 2005 our listeners have created over 10 billion stations.

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

We currently provide the Pandora service through two models:

•
Ad-Supported Service. Our advertising-supported service allows listeners to access our music and comedy catalogs and personalized playlist generating system for free across all of our delivery platforms.

•
Subscription Service. Our new subscription service, Pandora Plus, launched on September 15, 2016. Prior to September 15, 2016, our subscription service was Pandora One. Our subscription service is a premium monthly or annual paid version of the Pandora service, which currently includes advertisement-free access, higher quality audio on supported devices and longer timeout-free listening. Pandora Plus also includes additional features such as replays, unlimited skips and offline listening.

A key element of our strategy is to make the Pandora service available everywhere that there is internet connectivity. To this end, we make the Pandora service available through a variety of distribution channels. In addition to streaming our service to computers, we have developed Pandora mobile device applications ("apps") for smartphones and mobile operating systems, such as the iPhone, Android and the Windows Phone and for tablets including the iPad and Android tablets. We distribute those mobile apps free to listeners via app stores.

Our new subscription service, Pandora Plus, launched on September 15, 2016 and we intend to unveil a subscription-based on-demand music streaming service in the coming months. The development and launch of our recent and planned new service offerings have and will continue to require significant engineering effort, as well as marketing, and other resources. In addition, to support the launch of these services we have entered into direct license agreements with the major and independent record labels, some of which include substantial minimum guarantee payments. To successfully launch such additional service offerings, we will need to attract subscribers to these new service offerings. The market for subscription-based music services, including on-demand services, is intensely competitive, and our ability to realize a return on our investments in these new service offerings will depend on our ability to leverage the existing audience of our ad-supported service, our brand awareness and deliver differentiated subscription services with features and functionality that listeners find attractive. Refer to our discussion of these matters in Item 1A - "Risk factors".

Ticketing Service

Our ticketing service consists of Ticketfly, a leading live events technology company that provides ticketing and marketing software and services for venues and event promoters across North America. Ticketfly's ticketing, digital marketing and analytics software helps promoters book talent, sell tickets and drive in-venue revenue, while Ticketfly's consumer tools help fans find and purchase tickets to events. Tickets are primarily sold through the Ticketfly platform but are also sold through other channels such as box offices. In the three months ended September 30, 2016, Ticketfly had approximately 40 thousand live events on sale, for which approximately 3.9 million tickets, excluding box office sales, were sold to approximately 1.7 million unique ticket buyers, which resulted in more than $155 million in gross transaction value, excluding box office sales. We completed the acquisition of Ticketfly on October 31, 2015.

Ticketfly's platform provides ticketing and marketing services for venues and event promoters across North America and makes it easy for fans to find and purchase tickets to events, and also gives artists a means to more effectively promote their events. We intend to expand our ticketing service by connecting our listeners to events through our internet radio service.

Recent Events

Content Acquisition License Agreements
From November 2015 to September 2016, we signed direct license agreements for recorded music with major and independent labels, distributors and publishers. These agreements allow us to provide new and improved products to the market that include enhanced features such as replays, offline stations and on-demand listening. Certain of these license agreements include minimum guarantee payments, some of which are paid in advance. These minimum guarantee payments resulted in a material impact to the prepaid content acquisition costs line item in our condensed consolidated balance sheets. Refer to Note 2 "Summary of Significant Accounting Policies" in the Notes to Condensed Consolidated Financial Statements for further details on our prepaid content acquisition costs policy and minimum guarantees.

Pandora Plus and New Ad-Supported Service Features

On September 15, 2016, we announced the launch of Pandora Plus, an updated version of our subscription service. The updated service includes replays, additional skipping and offline listening. In addition, new features were also added to our ad-supported service, allowing listeners to skip more songs and replay songs by viewing a video ad.
Factors Affecting our Business Model

Content Acquisition Costs
Prior to the launch of Pandora Plus on September 15, 2016, we paid performance rates for the sound recordings we streamed on our ad-supported service and our Pandora One subscription service according to the Web IV rates set by the Copyright Royalty Board on December 16, 2015. The rates for non-subscription services were set at $0.0017 per play and the rates for subscription services were set at $0.0022 per play for 2016.
During the three and nine months ended September 30, 2016, we entered into direct license agreements with major and independent music labels. Subsequent to the launch of Pandora Plus on September 15, 2016, we began paying content acquisition costs based on the terms of these license agreements for the significant majority of the sound recordings we stream on our ad-supported service and Pandora Plus. These agreements are structured so that content acquisition costs for our ad-supported service are based on the number of sound recordings we transmit or a percentage of advertising revenue, subject to certain discounts, and content acquisition costs for our subscription service are determined as the greater of a percentage of subscription revenue or a per subscriber minimum amount, subject to certain discounts. Certain of these license agreements require minimum guarantee payments, some of which are paid in advance. Refer to Note 2 "Summary of Significant Accounting Policies" in the Notes to Condensed Consolidated Financial Statements for further details on our prepaid content acquisition costs policy and minimum guarantees.
If we have not entered into a license agreement with the copyright owner of a particular sound recording that is streamed on our ad-supported service or our subscription service, our content acquisition costs for such sound recordings are calculated based on the number of sound recordings streamed at the per-performance rates that apply to commercial webcasters under the Web IV rates set by the Copyright Royalty Board on December 16, 2015.
Content acquisition costs for musical works are most often negotiated with and paid to performing rights organizations ("PROs") such as ASCAP, BMI, SESAC and Global Music Rights ("GMR") and directly to publishing companies. During the twelve months ended December 31, 2015 and the nine months ended September 30, 2016, we entered into direct licenses with ASCAP, BMI, SESAC and thousands of music publishers. These licenses are structured so that, for our ad-supported service, each publisher or PRO receives its usage-based share of a content acquisition cost pool equal to 20% of the content acquisition costs paid by us for sound recordings. Prior to the launch of Pandora Plus on September 15, 2016, these licenses were structured so that, for our subscription service, each publisher or PRO receives its usage-based share of a content acquisition cost pool equal to 20% of the content acquisition costs paid by us for sound recordings. Subsequent to the launch of Pandora Plus, content acquisition costs for our subscription services are determined in accordance with the statutory license set forth in 17 U.S.C. Sec. 115 based on a percentage of revenue or a per subscriber minimum amount.
Ad-Supported Service
Our ad-supported service is monetized through the sale of display, audio and video advertisements to national, regional and local advertisers. We compete with digital advertising networks such as Google and Facebook, other digital media companies and local broadcast radio stations in our advertising business.
Our total number of listener hours is a key driver for both advertising revenue generation opportunities and content acquisition costs, which are the largest component of our expenses.

•
Advertising Revenue. Listener hours define the number of opportunities we have to sell advertisements, which we refer to as inventory. Our ability to attract advertisers depends in large part on our ability to offer sufficient inventory within desired demographics.

•
Cost of Revenue—Content Acquisition Costs—Ad-Supported Service. We pay content acquisition costs to the copyright owners and performers, or their agents, of each sound recording that we stream, as well as to the publishers and songwriters, or their agents, for the musical works embodied in each of those sound recordings, subject to certain exclusions. Subsequent to the launch of Pandora Plus on September 15, 2016, the majority of the content acquisition costs related to our ad-supported service are driven by license agreements that require us to pay fees based on the number of sound recordings we transmit to users of the Pandora service or a percentage of advertising revenue, subject to certain discounts. These license agreements include minimum guarantee payments of content acquisition costs, some of which are paid in advance. Refer to Note 2 "Summary of Significant

Accounting Policies" in the Notes to Condensed Consolidated Financial Statements for further details on our prepaid content acquisition costs policy and minimum guarantees.

Given the per-play cost structure of our license agreements for our ad-supported service, our content acquisition costs related to our ad-supported service increase with each additional listener hour, regardless of whether we are able to generate more revenue. As such, our ability to achieve and sustain profitability and operating leverage on our ad-supported service depends on our ability to increase our revenue per hour of streaming through increased advertising revenue across all of our delivery platforms.
Subscription Service
We monetize our subscription service through subscription payments made by users of the service. We drive subscriber growth in our subscription service by providing the world's most powerful music discovery platform, offering a personalized experience for each of our listeners. In addition, we invest in marketing and free-trials to promote our service.
Our total number of paid subscriptions is a key driver for both subscription revenue and, subsequent to the launch of Pandora Plus on September 15, 2016, for content acquisition costs related to our subscription service, which is the largest component of our subscription-related expenses. In order to drive greater subscription revenue, we must increase the number of new subscribers to our subscription service and minimize the number of current subscribers who discontinue their subscriptions.

•
Subscription Revenue. Our subscription revenue depends upon the number of paid subscriptions we are able to sell and the price that our subscribers pay for those subscriptions. Our ability to attract subscribers depends in large part on our ability to offer features and functionality on our subscription service that are valued by consumers within desired demographics, on terms that are attractive to those consumers, and still enable us to maintain adequate gross margins.

•
Cost of Revenue—Content Acquisition Costs—Subscription Service. We pay content acquisition costs to the copyright owners, performers, songwriters, or their agents, subject to certain exclusions. Subsequent to the launch of Pandora Plus on September 15, 2016, the majority of our content acquisition costs for our subscription service are calculated based on subscription revenue earned and subject to per subscriber minimum amounts, both of which are subject to certain discounts. These license agreements include minimum guarantee payments, some of which are paid in advance. Refer to Note 2 "Summary of Significant Accounting Policies" in the Notes to Condensed Consolidated Financial Statements for further details on our prepaid content acquisition costs policy and minimum guarantees.

Given the structure of our license agreements for our subscription service, the majority of our content acquisition costs increase as subscription revenue increases and are subject to minimum guarantee payments. As such, our ability to achieve and sustain profitability and operating leverage on our subscription service depends on our ability to increase our revenue through increased paid subscriptions on terms that maintain an adequate gross margin. Refer to our discussion of these matters in Item 1A - "Risk factors".

Key Metrics

The below key metrics do not include amounts related to our ticketing service, unless otherwise specifically stated.

Listener Hours

We track listener hours because it is a key indicator of the growth of our business. Beginning with the listener hours disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, we include listener hours related to our non-radio content offerings in the definition of listener hours. These offerings include non-music content such as podcasts, as well as custom music content such as Pandora Premiers and artist mixtapes. Historically, listener hours related to non-radio content represented a negligible number of listener hours. Including non-radio content in the listener hours we have previously reported for the three and nine months ended September 30, 2015 would not have changed the reported listener hours. We calculate listener hours based on the total bytes served for each track that is requested and served from our servers, as measured by our internal analytics systems, whether or not a listener listens to the entire track. For non-music content such as podcasts, episodes are divided into approximately track-length parts, which are treated as tracks under this definition. To the extent that third-party measurements of listener hours are not calculated using a similar server-based approach, the third-party measurements may differ from our measurements.

The table below sets forth our total listener hours for the three and nine months ended September 30, 2015 and 2016.

	Three months ended September 30,		Nine months ended September 30,
	2015	2016	2015	2016
	(in billions)		(in billions)
Listener hours	5.14	5.40	15.74	16.57

Active Users
We track the number of active users as an additional indicator of the breadth of audience we are reaching at a given time. We define active users as the number of distinct registered users, including subscribers, that have requested audio from our servers within the trailing 30 days to the end of the final calendar month of the period. The number of active users may overstate the number of unique individuals who actively use our service within a month as one individual may register for, and use, multiple accounts. Beginning with the active users disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, we are also including active users who only request non-radio content offerings in the definition of active users. Including users who only request non-radio content in the calculation of active users would not have materially changed the reported active users as of September 30, 2015.
The table below sets forth our total active users as of September 30, 2015 and 2016.

	As of September 30,
	2015	2016
	(in millions)
Active users	78.1	77.9
We define advertising-based active users ("ad-based active users") as the number of users, excluding subscribers, that have requested audio from our servers within the trailing 30 days to the end of the final calendar month of the period. We define subscribers as the number of distinct users at the end of the period that have paid for our service. Inactive subscribers are included as they contribute towards RPMs, which are described in further detail below.

The table below sets forth our users on an advertising and subscription basis as of September 30, 2015 and 2016.

	As of September 30,
	2015	2016
User type	Users (in millions)
Ad-based active users	74.7	74.5
Subscribers*	3.9	4.0
Total	78.6	78.5
* Includes subscribers that have not used our service within the trailing 30 days to the end of the final calendar month of the period.

The table below sets forth our listener hours on an advertising and subscription basis for the three and nine months ended September 30, 2015 and 2016.

	Three months ended September 30,		Nine months ended September 30,
	2015	2016	2015	2016
User type	Listener hours (in billions)		Listener hours (in billions)
Ad-based active users	4.48	4.71	13.77	14.53
Subscribers	0.66	0.69	1.97	2.04
Total	5.14	5.40	15.74	16.57

Advertising Revenue per Thousand Listener Hours ("ad RPMs")

We track ad RPMs for our ad-supported service because it is a key indicator of our ability to monetize advertising inventory created by our listener hours. We believe ad RPMs to be the central top-line indicator for evaluating the results of our monetization efforts. Ad RPMs are calculated by dividing advertising revenue by the number of thousands of listener hours of our advertising-based service.

Subscription and Other Revenue per Thousand Listener Hours ("subscription RPMs")

We track subscription RPMs because it is a key indicator of the performance of our subscription service. Subscription RPMs are calculated by dividing subscription and other revenue by the number of thousands of listener hours of our subscription service.

Total Revenue per Thousand Listener Hours ("total RPMs")

We track total RPMs for our service, which includes ad and subscription RPMs, because it is a key indicator of our ability to monetize our listener hours. Total RPMs compare advertising and subscription and other revenue in a given period to total listener hours in the period. We calculate total RPMs by dividing the total revenue by the number of thousands of listener hours.
LPMs

Prior to the launch of Pandora Plus on September 15, 2016, LPMs were relatively fixed content acquisition costs with scheduled annual rate adjustments, per thousands of listener hours. Subsequent to September 15, 2016, LPMs are our content acquisition costs as calculated either under the rates set by our license agreements with record labels, PROs and music publishers or under the Web IV rates if we have not entered into a license agreement with the copyright owner of a particular sound recording, in each case per thousands of listener hours.

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
The table below sets forth our RPMs and LPMs on an ad, subscription and total basis for the three months ended September 30, 2015 and 2016.

	Three months ended September 30,
	2015		2016
	RPM	LPM	RPM	LPM
Advertising	$56.84	$36.46	$58.10	$31.60
Subscription	85.28	72.10	81.69	37.16
Total	$60.52	$41.06	$61.09	$32.31

The table below sets forth our RPMs and LPMs on an ad, subscription and total basis for the nine months ended September 30, 2015 and 2016.

	Nine months ended September 30,
	2015		2016
	RPM	LPM	RPM	LPM
Advertising	$48.24	$26.79	$52.26	$30.90
Subscription	82.84	49.95	80.98	35.88
Total	$52.57	$29.69	$55.80	$31.52

Advertising RPMs
For the three months ended September 30, 2016 compared to 2015, the increase in advertising RPMs was primarily due to the growth in advertising revenue outpacing the growth in advertising listener hours as a result of an increase in the number of ads sold.
For the nine months ended September 30, 2016 compared to 2015, the increase in advertising RPMs was primarily due to the growth in advertising revenue outpacing the growth in advertising listener hours as a result of an increase in the average price per ad.
Subscription RPMs
For the three months ended September 30, 2016 compared to 2015, the decrease in subscription RPMs was due to growth in subscription listening hours and a decrease in subscription and other revenue.
For the nine months ended September 30, 2016 compared to 2015, the decrease in subscription RPMs was due to the growth in subscription listening hours outpacing the growth in subscription and other revenue.
Advertising LPMs
For the three months ended September 30, 2016 compared to 2015, advertising LPMs decreased as a result of the one-time cumulative charges in the three months ended September 30, 2015 of $57.9 million for the pre-1972 sound recordings settlement and $23.9 million as a result of management’s decision to forgo the application of the RMLC publisher royalty rate from June 2013 to September 2015, offset by an increase in the rate for content acquisition costs of 21% on our advertising-supported platform related to the Web IV rates set by the Copyright Royalty Board on December 16, 2015 and increases in content acquisition costs paid to PROs and publishers due to the cost structure of our new publishing licenses.
For the nine months ended September 30, 2016 compared to 2015, advertising LPMs increased as a result of royalty rate increases of 21% on our advertising-supported platform related to the Web IV rates set by the Copyright Royalty Board on December 16, 2015 and increases in content acquisition costs paid to PROs and publishers due to the cost structure of our new publishing licenses. This increase was offset by the one-time cumulative charges in the three months ended September 30, 2015 of $57.9 million for the pre-1972 sound recordings settlement and $23.9 million as a result of management’s decision to forgo the application of the RMLC publisher royalty rate from June 2013 to September 2015.
Subscription LPMs

For the three and nine months ended September 30, 2016 compared to 2015, subscription LPMs decreased as a result of the one-time cumulative charges in the three months ended September 30, 2015 of $57.9 million for the pre-1972 sound recordings settlement and $23.9 million as a result of management’s decision to forgo the application of the RMLC publisher royalty rate from June 2013 to September 2015 and a decrease in the rate for content acquisition costs of 12% on our subscription-supported platform related to the Web IV rates set by the Copyright Royalty Board on December 16, 2015, offset by increases in content acquisition costs paid to PROs and publishers under the content acquisition cost structure of our new publishing licenses.
Basis of Presentation and Results of Operations

The following table presents our results of operations for the periods indicated as a percentage of total revenue. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three months ended September 30,		Nine months ended September 30,
	2015	2016	2015	2016
Revenue
Advertising	82%	78%	80%	77%
Subscription and other	18	16	20	17
Ticketing service	—	6	—	7
Total revenue	100	100	100	100
Cost of revenue
Cost of revenue — Content acquisition costs	68	50	56	53
Cost of revenue — Other (1)	7	7	7	7
Cost of revenue — Ticketing service (1)	—	4	—	5
Total cost of revenue	75	61	63	64
Gross profit	25	39	37	36
Operating expenses
Product development (1)	7	10	7	10
Sales and marketing (1)	34	33	34	36
General and administrative (1)	11	12	13	13
Total operating expenses	53	55	55	59
Loss from operations	(28)	(16)	(18)	(24)
Interest expense	—	(2)	—	(2)
Other income, net	—	—	—	—
Total other expense, net	—	(2)	—	(2)
Loss before provision for income taxes	(28)	(17)	(18)	(26)
Provision for income taxes	—	—	—	—
Net loss	(28)%	(17)%	(18)%	(25)%

(1) Includes stock-based compensation as follows:
Cost of revenue - Other	0.5%	0.4%	0.5%	0.5%
Cost of revenue - Ticketing service	—	—	—	—
Product development	2.0	2.1	2.0	2.3
Sales and marketing	4.4	4.2	4.6	4.4
General and administrative	2.4	2.5	2.5	3.3
Note: Amounts may not recalculate due to rounding

Revenue

	Three months ended September 30,			Nine months ended September 30,
	2015	2016	$ Change	2015	2016	$ Change
	(in thousands)			(in thousands)
Revenue
Advertising	$254,656	$273,716	$19,060	$664,316	$759,150	$94,834
Subscription and other	56,906	56,100	(806)	163,570	165,957	2,387
Ticketing service	—	22,085	22,085	—	67,121	67,121
Total revenue	$311,562	$351,901	$40,339	$827,886	$992,228	$164,342

Advertising revenue

We generate advertising revenue primarily from audio, display and video advertising, which is typically sold on a cost-per-thousand impressions, or CPM, basis. Advertising campaigns typically range from one to twelve months, and advertisers generally pay us based on the number of delivered impressions or the satisfaction of other criteria, such as click-throughs. We also have arrangements with advertising agencies under which these agencies sell advertising inventory on our service directly to advertisers. We report revenue under these arrangements net of amounts due to agencies. For the three months ended September 30, 2015 and 2016 and the nine months ended September 30, 2015 and 2016, advertising revenue accounted for 82%, 78%, 80% and 77%, of our total revenue, respectively. We expect that advertising will comprise a substantial majority of our revenue for the foreseeable future.

For the three months ended September 30, 2016 compared to 2015, advertising revenue increased $19.1 million or 7%, primarily due to an approximate 5% increase in the number of ads sold.

For the nine months ended September 30, 2016 compared to 2015, advertising revenue increased $94.8 million or 14%, primarily due to an approximate 15% increase in the average price per ad due in part to our increase in relative volume of local ad sales and our focus on monetizing mobile inventory.

Subscription and other revenue

Prior to the launch of Pandora Plus on September 15, 2016, subscription and other revenue was generated primarily through the sale of Pandora One. Subsequent to September 15, 2016, subscription and other revenue is generated primarily through the sale of Pandora Plus. Pandora Plus is an enhanced version of the Pandora service, which currently includes enhanced product features such as replays, additional skipping and offline listening, together with our advertisement-free access and higher audio quality on the devices that support it. Subscription revenue is recognized on a straight-line basis over the duration of the subscription period. For the three months ended September 30, 2015 and 2016 and the nine months ended September 30, 2015 and 2016, subscription and other revenue accounted for 18%, 16%, 20% and 17% of our total revenue, respectively.

For the three months ended September 30, 2016 compared to 2015, subscription and other revenue decreased $0.8 million or 1%, primarily due to an agreement for which the term expired in December 2015, which was recorded in other revenue, offset by an increase in the average price per subscriber.

For the nine months ended September 30, 2016 compared to 2015, subscription and other revenue increased $2.4 million or 1%, primarily due to an increase in the average price per subscriber, offset by an agreement for which the term expired in December 2015, which was recorded in other revenue.

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

For the three and nine months ended September 30, 2016, ticketing service revenue was $22.1 million and $67.1 million and accounted for approximately 6% and 7% of our total revenue. In the three months ended September 30, 2016, Ticketfly had approximately 40 thousand live events on sale, for which approximately 3.9 million tickets, excluding box office sales, were sold to approximately 1.7 million unique ticket buyers, which resulted in more than $155 million in gross transaction value, excluding box office sales. In the nine months ended September 30, 2016, Ticketfly had approximately 113 thousand live events on sale, for which approximately 11.4 million tickets, excluding box office sales, were sold to approximately 4.9 million unique ticket buyers, which resulted in more than $485 million in gross transaction value, excluding box office sales. We had no ticketing service revenue in the three and nine months ended September 30, 2015, given that the acquisition of Ticketfly was completed on October 31, 2015.

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

Cost of revenue—Content acquisition costs

	Three months ended September 30,			Nine months ended September 30,
	2015	2016	$ Change	2015	2016	$ Change
	(in thousands)			(in thousands)
Cost of revenue - Content acquisition costs	$211,272	$174,334	$(36,938)	$467,429	$522,231	$54,802

Cost of revenue—content acquisition costs principally consist of royalties paid for streaming music or other content to our listeners. Content acquisition costs are currently calculated using negotiated rates documented in direct license agreements with major and independent record labels, music publishers and PROs. Prior to the launch of Pandora Plus on September 15, 2016, the majority of our content acquisition costs for sound recordings were based on a fee per public performance of a sound recording, and the majority of our content acquisition costs for the underlying musical works were based on a percentage of content acquisition costs paid for sound recordings. Subsequent to September 15, 2016, content acquisition costs for our ad-supported service are determined in the same way as described in the preceding sentence, though the fee per public performance of sound recordings is now determined by our direct licenses, rather than by the Web IV rate. The majority of the content acquisition costs for the sound recordings streamed on our subscription service are determined as the greater of a percentage of subscription revenue or a per subscriber minimum amount, subject to certain discounts, and the content acquisition costs for the underlying musical works are determined in the same manner as they were prior to September 15, 2016. Certain of our direct license agreements are also subject to minimum guarantee payments, some of which are paid in advance and amortized over the minimum guarantee period. For certain content acquisition arrangements, we accrue for estimated content acquisition costs based on the available facts and circumstances and adjust these estimates as more information becomes available.

For the three months ended September 30, 2016 compared to 2015, content acquisition costs decreased $36.9 million or 17% and content acquisition costs as a percentage of total revenue decreased from 68% to 50%, primarily due to the one-time cumulative charges in the three months ended September 30, 2015 of $57.9 million for the pre-1972 sound recordings settlement and $23.9 million as a result of management’s decision to forgo the application of the RMLC publisher royalty rate from June 2013 to September 2015. The decrease was offset by blended sound recording royalty rate increases of 15% related to the Web IV rates set by the Copyright Royalty Board on December 16, 2015, an approximate 5% increase in listener hours and an increase in content acquisition costs paid to publishers and PROs due to the cost structure of our publishing licenses.

For the nine months ended September 30, 2016 compared to 2015, content acquisition costs increased $54.8 million or 12% and content acquisition costs as a percentage of total revenue decreased from 56% to 53%, primarily due to the one-time cumulative charges in the three months ended September 30, 2015 of $57.9 million for the pre-1972 sound recordings settlement and $23.9 million as a result of management’s decision to forgo the application of the RMLC publisher royalty rate from June 2013 to September 2015. The decrease was offset by blended sound recording royalty rate increases of 15% related to the Web IV rates set by the Copyright Royalty Board on December 16, 2015, an approximate 5% increase in listener hours and an increase in content acquisition costs paid to publishers and PROs due to the cost structure of our publishing licenses.

Cost of revenue—Other

	Three months ended September 30,			Nine months ended September 30,
	2015	2016	$ Change	2015	2016	$ Change
	(in thousands)			(in thousands)
Cost of revenue — Other	$21,414	$25,556	$4,142	$57,690	$71,388	$13,698

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

For the three months ended September 30, 2016 compared to 2015, cost of revenue—other increased $4.1 million or 19%, primarily due to a $1.9 million increase in employee-related and facilities and equipment costs driven by an approximate 10% increase in headcount and a $1.8 million increase in hosting and ad serving costs driven by an increase in advertising revenue.

For the nine months ended September 30, 2016 compared to 2015, cost of revenue—other increased $13.7 million or 24%, primarily due to an $7.7 million increase in employee-related and facilities and equipment costs driven by an approximate 10% increase in headcount, a $4.4 million increase in hosting and ad serving costs driven by an increase in advertising revenue and a $1.3 million increase in costs related to music events that are sold as part of advertising arrangements.

Cost of revenue - Ticketing service

	Three months ended September 30,			Nine months ended September 30,
	2015	2016	$ Change	2015	2016	$ Change
	(in thousands)			(in thousands)
Cost of revenue — Ticketing service	$—	$15,318	$15,318	$—	$45,223	$45,223

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

For the three months ended September 30, 2016, cost of revenue—ticketing service was $15.3 million and consisted primarily of $10.2 million in ticketing revenue share costs, $3.3 million in credit card fees and other cost of revenue and $1.4 million in intangible amortization expense. We had no cost of revenue—ticketing service in the three months ended September 30, 2015, given that the acquisition of Ticketfly was completed on October 31, 2015.

For the nine months ended September 30, 2016, cost of revenue—ticketing service was $45.2 million and consisted primarily of $30.3 million in ticketing revenue share costs, $9.5 million in credit card fees and other cost of revenue and $4.3 million in intangible amortization expense. We had no cost of revenue—ticketing service in the nine months ended September 30, 2015, given that the acquisition of Ticketfly was completed on October 31, 2015.

Gross profit

	Three months ended September 30,			Nine months ended September 30,
	2015	2016	$ Change	2015	2016	$ Change
	(in thousands)			(in thousands)
Gross profit
Total revenue	$311,562	$351,901	$40,339	$827,886	$992,228	$164,342
Total cost of revenue	232,686	215,208	(17,478)	525,119	638,842	113,723
Gross profit	$78,876	$136,693	$57,817	$302,767	$353,386	$50,619
Gross margin	25%	39%		37%	36%

For the three months ended September 30, 2016 compared to 2015, gross profit increased by $57.8 million or 73% and gross margin increased from 25% to 39% as the growth in revenue outpaced the growth in content acquisition costs, primarily due to the one-time cumulative charges in the three months ended September 30, 2015 of $57.9 million for the pre-1972 sound recordings settlement and $23.9 million as a result of management’s decision to forgo the application of the RMLC publisher royalty rate from June 2013 to September 2015, offset by blended royalty rate increases of 15% related to the Web IV rates set by the Copyright Royalty Board on December 16, 2015, an approximate 5% increase in listener hours and an increase in content acquisition costs paid to publishers and PROs under the cost structure of our publishing licenses.

For the nine months ended September 30, 2016 compared to 2015, gross profit increased by $50.6 million or 17% and gross margin decreased from 37% to 36% as the growth in revenue outpaced the growth in content acquisition costs, primarily due to the one-time cumulative charges in the nine months ended September 30, 2015 of $57.9 million for the pre-1972 sound recordings settlement and $23.9 million as a result of management’s decision to forgo the application of the RMLC publisher royalty from June 2013 to September 2015, offset by blended royalty rate increases of 15% related to the Web IV rates set by the Copyright Royalty Board on December 16, 2015, an approximate 5% increase in listener hours and an increase in content acquisition costs paid to publishers and PROs under the cost structure of our publishing licenses.

Product development

	Three months ended September 30,			Nine months ended September 30,
	2015	2016	$ Change	2015	2016	$ Change
	(in thousands)			(in thousands)
Product development	$21,849	$33,657	$11,808	$56,466	$103,311	$46,845

Product development consists primarily of employee-related and facilities and equipment costs, including salaries and benefits related to employees in software engineering, music analysis and product management departments, information technology, costs associated with supporting consumer connected-device manufacturers in implementing our service in their products and amortization expense related to acquired intangible assets. We incur product development expenses primarily for improvements to our website and the Pandora app, development of new services and enhancement of existing services, development of new advertising products and development and enhancement of our personalized playlisting system. We have generally expensed product development as incurred. These amounts are offset by costs that we capitalize to develop software for internal use. Certain website development and internal use software development costs are capitalized when specific criteria are met. In such cases, the capitalized amounts are amortized over the useful life of the related application once the application is placed in service. We expect these capitalized costs to increase during the remainder of 2016 as we develop an on-demand streaming service. We intend to substantially increase investments in developing new products and enhancing the functionality of our existing products.

For the three months ended September 30, 2016 compared to 2015, product development expense increased by $11.8 million or 54%, primarily due to a $15.0 million increase in employee-related and facilities and equipment costs driven by an approximate 65% increase in headcount and a $1.6 million increase in intangible amortization expense, offset by a $5.7 million increase in costs that we capitalized to develop software for internal use.

For the nine months ended September 30, 2016 compared to 2015, product development expenses increased $46.8 million or 83%, primarily due to a $55.3 million increase in employee-related and facilities and equipment costs driven by an approximate 65% increase in headcount, a $5.2 million increase in intangible amortization expense and an increase of $3.2 million in professional fees, offset by a $17.0 million increase in costs that we capitalized to develop software for internal use.

Sales and marketing

	Three months ended September 30,			Nine months ended September 30,
	2015	2016	$ Change	2015	2016	$ Change
	(in thousands)			(in thousands)
Sales and marketing	$107,286	$116,475	$9,189	$285,595	$357,909	$72,314

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

For the three months ended September 30, 2016 compared to 2015, sales and marketing expenses increased $9.2 million or 9%, primarily due to a $15.4 million increase in employee-related and facilities and equipment costs driven by an approximate 20% increase in headcount and a $1.7 million increase in intangible amortization expense, offset by a $7.7 million decrease in brand marketing, advertising, direct response and search engine marketing costs driven by a decrease in advertising campaigns and a $1.8 million decrease in transaction processing commissions on subscription purchases through mobile app stores due to reduced commission rates from our third-party subscription platform providers.

For the nine months ended September 30, 2016 compared to 2015, sales and marketing expenses increased $72.3 million or 25%, primarily due to a $47.9 million increase in employee-related and facilities and equipment costs driven by an approximate 20% increase in headcount, a $15.2 million increase in brand marketing, advertising, direct response and search engine marketing costs driven by our advertising campaigns launched in the nine months ended September 30, 2016, a $5.1 million increase in intangible amortization expense, a $1.6 million increase in costs related to music events and a $1.2 million increase in agency platform fees and media measurement.

General and administrative

	Three months ended September 30,			Nine months ended September 30,
	2015	2016	$ Change	2015	2016	$ Change
	(in thousands)			(in thousands)
General and administrative	$35,603	$41,768	$6,165	$111,169	$128,626	$17,457

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

For the three months ended September 30, 2016 compared to 2015, general and administrative expenses increased $6.2 million or 17%, primarily due to an increase of $7.1 million in employee-related and facilities and equipment costs driven by an approximate 25% increase in headcount, offset by a $2.9 million decrease in professional fees related to content acquisition and other legal matters.

For the nine months ended September 30, 2016 compared to 2015, general and administrative expenses increased $17.5 million or 16%, primarily due to a $29.1 million increase in employee-related and facilities and equipment costs driven by executive severance and an approximate 25% increase in headcount and a $2.5 million increase in sales and other tax expense, offset by a $16.9 million decrease in professional fees related to content acquisition and other legal matters.

Interest expense

Interest expense in the three and nine months ended September 30, 2016 consists primarily of interest expense on our 1.75% Convertible Senior Notes due 2020. Refer to Note 7 "Debt Instruments" in the Notes to Consolidated Financial Statements for further details on our Notes.

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

As a result of acquisitions, deferred tax liabilities were established for the book-tax basis difference related to acquired intangible assets. The net deferred tax liabilities provided an additional source of income to support the realizability of pre-existing deferred tax assets. During the three months ended June 30, 2016, we made an adjustment to goodwill and deferred tax liabilities as a result of the impact of final pre-acquisition Ticketfly income tax returns filed. As a result, during the nine months ended September 30, 2016, we released $1.9 million of our valuation allowance and recorded an income tax benefit.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements and as of September 30, 2016 we had no such arrangements.

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

Liquidity and Capital Resources

As of September 30, 2016, we had cash, cash equivalents and investments totaling $264.0 million, which primarily consisted of cash and money market funds held at major financial institutions, commercial paper and investment-grade corporate debt securities.

Our principal uses of cash during the three and nine months ended September 30, 2016 were funding our operations, as described below, and capital expenditures.

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

Our Indebtedness

Credit Facility

We are party to a $120.0 million credit facility with a syndicate of financial institutions, which expires on September 12, 2018. In September 2016, we borrowed $90.0 million from the credit facility to enhance our working capital position. The amount borrowed is included in long-term debt on our balance sheet. Interest is payable quarterly at the applicable annual interest rate of 3.81% through September 2017. The applicable interest rate will be adjusted in September 2017.

As of September 30, 2016, we had $1.2 million in letters of credit outstanding and $28.8 million of available borrowing capacity under the credit facility. We are in compliance with all financial covenants associated with the credit facility as of September 30, 2016.

1.75% Convertible Senior Notes Due 2020

On December 9, 2015, we completed an unregistered Rule 144A offering of $345.0 million aggregate principal amount of our 1.75% Convertible Senior Notes due 2020. The net proceeds from the sale of the Notes were approximately $336.5 million, after deducting the initial purchaser’s fees and other estimated expenses. We used approximately $43.2 million of the net proceeds to pay the cost of the capped call transactions. Refer to Note 7 "Debt Instruments" in the Notes to Consolidated Financial Statements for further details on our Notes.

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

Historical Trends

The following table summarizes our cash flow data for the nine months ended September 30, 2015 and 2016.

	Nine months ended September 30,
	2015	2016
	(in thousands)
Net cash provided by (used in) operating activities	$28,937	$(179,073)
Net cash provided by (used in) investing activities	32,034	(43,755)
Net cash provided by financing activities	6,512	96,248

Operating activities

In the nine months ended September 30, 2016, net cash used in operating activities was $179.1 million and primarily consisted of our net loss of $253.0 million, which was partially offset by non-cash charges of $164.1 million, primarily related to $103.8 million in stock-based compensation charges and $43.5 million in depreciation and amortization expense. Net cash used in operating activities also included an increase in prepaid content acquisition costs related to minimum guarantee payments of $100.5 million and an increase in prepaid expenses and other assets of $12.7 million, offset by an increase in deferred revenue of $12.0 million and an increase in accrued compensation of $10.4 million. Net cash used in operating activities increased by $208.0 million from the nine months ended September 30, 2015, primarily due to an increase in our net loss of $102.7 million and an increase in prepaid content acquisition costs of $100.4 million.

Investing activities

In the nine months ended September 30, 2016, net cash used in investing activities was $43.8 million and included $46.4 million of capital expenditures for leasehold improvements and server equipment, $22.3 million of capital expenditures for internal-use software and $12.4 million in purchases of investments, offset by $38.3 million in proceeds from sales and maturities of investments. Net cash used in investing activities increased by $75.8 million from the nine months ended September 30, 2015, primarily due to a decrease in proceeds from sales and maturities of investments of $182.8 million, an increase in capital expenditures for leasehold improvements and server equipment of $25.1 million and an increase in capital expenditures for internal-use software of $16.3 million, offset by a decrease in purchases of investments of $126.3 million.

Financing activities

In the nine months ended September 30, 2016, net cash provided by financing activities was $96.2 million and included $90.0 million in borrowings under debt arrangements, $6.4 million in proceeds from our employee stock purchase plan and $3.0 million in proceeds from the exercise of stock options, offset by $3.1 million in tax payments from net share settlements of RSUs. Net cash provided by financing activities increased $89.7 million from the nine months ended September 30, 2015, primarily due to borrowings under debt arrangements of $90.0 million.

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

Other than those discussed below, there have been no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2015 under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates."

Prepaid Content Acquisition Costs

Prepaid content acquisition costs are primarily comprised of minimum guarantees under content acquisition agreements. From November 2015 through September 2016, we signed direct license agreements for recorded music with major and independent labels, distributors and publishers. Certain of these license agreements include minimum guarantee payments, some of which are paid in advance. These minimum guarantees may take the form of either a contractually obligated minimum over a specified period of time that requires a true-up payment at the end of the specified period if the cumulative payments have not met or exceeded the specified minimum, or cash advance payments made at the beginning of, or at intervals during, the specified period, which cash payments are then recoupable against content acquisition costs over the specified period. On a quarterly basis, we record the greater of the cumulative actual content acquisition costs incurred or the cumulative minimum guarantee based on forecasted usage for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasted usage considers factors such as listening hours, revenue, subscribers and other terms of each agreement that impact our expected attainment or recoupment of the minimum guarantees on a non-straight line basis. If we are unable to accurately estimate the forecasted usage for the minimum guarantee period, our content acquisition costs could increase and materially adversely affect our business, financial condition and results of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before deciding to invest in our common stock, you should carefully consider each of the risk factors described below, which include any material changes to, and supersede the description of, risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. The below risks, and other risks described in this Quarterly Report on Form 10-Q, including in the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," could materially harm our business, financial condition, operating results, cash flow and prospects. If that occurs, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

Our ability to offer interactive features in our services depends upon maintaining commercially viable direct licenses with copyright owners of the music we play. If we are not able to maintain these direct licenses, we could lose the right to provide interactive features in our current services, or launch an on-demand music service. If we are not able to renew these direct licenses on similar terms when they expire, our profitability may be negatively affected.

Prior to September 15, 2016, we obtained the right to publicly perform music sound recordings on our services in the U.S. primarily through a statutory license at rates set by the Copyright Royalty Board. From November 2015 to September 2016, we entered into direct license agreements with dozens of music sound recording copyright owners, commonly known as "record labels", with thousands of musical work copyright owners, commonly known as "publishers", and with ASCAP, BMI and SESAC, the three largest performing rights organizations, commonly known as "PROs". In total, these agreements give us the right to add interactive features such as replays, additional skips and offline play to our current ad-supported and subscription radio services in the U.S., which features we introduced on September 15, 2016, and they also give us the right to launch an on-demand music service in the U.S., which we intend to do in the future. We continue to rely on the U.S. statutory license to publicly perform music sound recordings that are not covered by our direct licenses with record labels, but those recordings now constitute a small portion of the music that we stream. The direct licenses we have entered into with record labels and publishers are complex and require significant on-going efforts to operationalize, and there is risk that we may not be able to comply with the terms of these licenses, which could result in the loss of some or all of these licenses and some or all of the rights they convey. Similarly, many of these licenses provide that if the licensor loses rights in a portion of the content licensed under the agreement, that content may be removed from the license going-forward. In addition, if we are acquired, certain terms of our direct licenses, including favorable rates for content acquisition costs that currently apply to us, may not be available to an acquiror. If we were to fail to maintain any of these direct licenses, or if rights to certain music were no longer available under these licenses, then we may have to remove the affected music from our services, or discontinue certain interactive features for such music, or it might become commercially impractical for us to launch an on-demand music service. Any of these occurrences could have a material adverse effect on our business, financial condition and results of operations.

Several of these direct licenses also include so-called "most favored nations" provisions, which, if triggered, could cause our payments under those agreements to escalate substantially. In addition, record labels, publishers and PROs with whom we have entered into direct licenses have the right to audit our content acquisition payments, and any such audit could result in disputes over whether we have paid the proper content acquisition costs. If such a dispute were to occur, we could be required to pay additional content acquisition costs, audit fees and interest or penalties, and the amounts involved could materially and adversely affect our business, financial condition and results of operations. Pursuant to the statutory license under which we streamed most of our sound recordings prior to September 15, 2016, and under which we will stream a small portion of our sound recordings going forward, SoundExchange, Inc. ("SoundExchange") has the right to audit our content acquisition payments thereunder. SoundExchange is currently conducting audits of our payments for the years 2010 to 2014.

Further, there is no guarantee that the direct licenses we have now will be renewed in the future or that such licenses will be available at the rates for content acquisition costs associated with the current licenses. If we are unable to secure and maintain direct licenses for the rights to provide music on our services at rates that are similar to those under our current direct licenses, or other commercially viable rates, our content costs could rise and materially adversely affect our business, financial condition and results of operations.

The rates we must pay for "mechanical rights" to use musical works on our services are set by the Copyright Royalty Board, which is currently in the process of determining these rates for the five-year period beginning January 1, 2018. If these rates increase significantly, it will adversely affect our business.

Our direct licenses with thousands of music publishers provide that the content acquisition payments for the so-called "mechanical rights"—which are implicated in the interactive features that we introduced on September 15, 2016 to our current ad-supported and subscription radio services, and will similarly apply to our forthcoming on-demand music service—are determined in accordance with the rate formula set by the Copyright Royalty Board for the compulsory license made available by Section 115 of the Copyright Act. Further, these rates are also applicable to our use of musical works for which we do not have a direct license with the copyright owners. The current rate structure for the Section 115 compulsory license expires at the end of 2017. The Copyright Royalty Board has commenced a proceeding to set the rates for the Section 115 compulsory license for calendar years 2018 to 2022 (the "115 Proceedings"), and we are a participant in the 115 Proceedings. The trial under this proceeding will begin in March 2017. The rates established by the Copyright Royalty Board in the 115 Proceedings may be higher, lower or the same as the rates currently in effect. If the 115 Proceedings yield rates that exceed the rates that are currently in place, our content acquisition costs may significantly increase, which could materially harm our financial condition and hinder our ability to provide interactive features in our services, or make an on-demand music service not economically viable.

If our efforts to attract and retain subscribers or convert ad-supported listeners into subscribers of our subscription offerings are not successful, our business will be adversely affected.

Our ability to continue to attract and retain users of our paid subscription services will depend in part on our ability to consistently provide our subscribers with a quality experience through Pandora Plus and our on-demand music service that we intend to launch. If Pandora Plus subscribers do not perceive that offering to be of value, or if we introduce new or adjust existing features or pricing in a manner that is not favorably received by them, we may not be able to attract and retain subscribers or be able to convince listeners to become subscribers of such additional service offerings. Subscribers may cancel their subscription to our service for many reasons, including a perception that they do not use the service sufficiently, the need to cut household expenses, competitive services that provide a better value or experience or as a result in changes in pricing. Further, in a number of cases, the rates that we pay pursuant to our direct license agreements with record labels are significantly affected by the number of subscribers we are able to attract and retain. If our efforts to attract and retain subscribers are not successful, our business, operating results and financial condition may be adversely affected.

If we are unsuccessful at launching our on-demand subscription offering our business may be adversely affected.

Our acquisition of certain assets of Rdio in December 2015 was intended to facilitate our launch of new subscription offerings that provide additional functionality, including our Pandora Plus service, launched on September 15, 2016, and an on-demand offering. In addition to the cost of the Rdio assets, the development and launch of such additional service offerings has required and will continue to require significant engineering as well as marketing and other resources. In addition, to support the launch of these services we have entered into direct license agreements with the major record labels, which agreements entail substantial minimum guaranteed content acquisition cost payments by us. There is no assurance that we will be able to successfully develop and launch our on-demand subscription offering, obtain and maintain the content license rights to enable the offering of such services. Further, in a number of cases, our direct license agreements with record labels require that we launch an on-demand subscription service, and the rates for content acquisition costs payable under certain of our direct license agreements with record labels are significantly affected by the number of subscribers we are able to attract and retain to our subscription services, including our planned on-demand subscription service. If we fail to accomplish any of the foregoing and the additional service offerings are unsuccessful, we will not realize the benefits of the Rdio asset acquisition or the substantial investment made in the development of such additional product offerings.

Our inability to obtain accurate and comprehensive information necessary to identify the ownership of sound recordings and musical works used on our services may impact our ability to perform our obligations under our licenses from the copyright holders, may require us to remove or decrease the number of performances of certain music on our services, and may subject us to potential copyright infringement claims and difficulties in controlling content acquisition costs.

We currently rely on the assistance of third parties to determine comprehensive and accurate rightsholder information for the sound recordings and the musical works underlying the sound recordings that we use on our services. If the information provided to us does not comprehensively or accurately identify which labels, artists, composers, songwriters or publishers own or administer sound recordings or musical works, or if we are unable to determine which musical works correspond to specific sound recordings, it may be difficult to identify the appropriate rightsholders to pay under our direct licenses, and it may also be difficult to comply with other obligations under those agreements. Further, our inability to accurately identify rights holders may prevent us from obtaining necessary additional licenses, which could lead to a reduction in the music available to stream on our service, adversely impacting our ability to retain and expand our listener base. Such a lack of ownership data may also make it difficult to identify the sound recordings that we should remove from our service, which may subject us to significant liability for copyright infringement.

We also rely on the assistance of third parties to provide notices of intent ("NOIs") for a compulsory license under Section 115 of the Copyright Act to those copyright owners with whom we do not have a direct license agreement or whose contact information is unavailable or unknown. If the third parties on which we rely do not provide NOIs to the correct parties (including the United States Copyright Office for unknown copyright owners), or to all parties who should receive an NOI, or do not serve the NOI in a timely manner, we may be subject to significant liability for copyright infringement.

Minimum guarantees required under certain of our music license agreements may limit our operating flexibility and could adversely affect our liquidity and results of operations.

As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 5, Commitments and Contingencies", certain of our music license agreements contain minimum guarantees and require that we make upfront minimum guarantee payments. As of September 30, 2016, we have future minimum guarantee commitments of $780.1 million. Such minimum guarantees related to our content acquisition costs are not tied to our number of subscribers, active users or the number of sound recordings used on our services. As such, our ability to achieve and sustain profitability and operating leverage on our services depends on our ability to increase our revenue through increased paid subscriptions and advertising sales on terms that maintain an adequate gross margin. Given the multiple-year duration and largely fixed cost nature of these minimum guarantees, if subscriber acquisition and retention or advertising sales do not meet our expectations, our margins may be materially and adversely affected. To the extent subscriber and subscription revenue growth or advertising sales do not meet our expectations, our liquidity and results of operations could also be adversely affected as a result of such minimum guarantees. In addition, the long-term and fixed cost nature of these minimum guarantees may limit our flexibility in planning for, or reacting to, changes in our business and the market segments in which we operate.

We rely on estimates of the market share of licenseable content controlled by each content provider to forecast whether such minimum guarantees will be recoupable against our actual content acquisition costs incurred over the duration of the license agreement. To the extent that these market share estimates are incorrect and our actual content acquisition costs for a particular content provider is less than the amount of the minimum guarantee, our margins may be materially and adversely affected.

We are not able to obtain licenses for the underlying literary works for the sound recordings of spoken-word comedy content that we stream. Third parties could assert copyright claims against us as a result.

We stream spoken word comedy content, for which the underlying literary works are not currently entitled to eligibility for licensing by any performing rights organization in the United States. Rather, pursuant to industry-wide custom and practice, this content is performed absent a specific license from any such performing rights organization or individual rights owners, although content acquisition costs are paid to SoundExchange for the public performance of the sound recordings in which such literary works are embodied. There can be no assurance that this industry custom will not change or that we will not otherwise become subject to additional licensing costs for spoken word comedy content imposed by performing rights organizations or individual copyright owners in the future or be subject to claims of copyright infringement.

If we are unable to maintain revenue growth from our advertising products, particularly in mobile advertising, our results of operations will be materially adversely affected.

Our number of listener hours on mobile devices comprised approximately 86% of our total listener hours for the nine months ended September 30, 2016, and we expect that mobile listener hours will continue to grow more quickly than computer listener hours. The percentage of advertising spending allocated to digital advertising on mobile devices still lags behind that allocated to traditional online advertising. According to eMarketer, the percentage of U.S. advertising spending allocated to advertising on mobile devices was approximately 23% in 2016, compared to approximately 37% for all online advertising. We must therefore continue to convince advertisers of the capabilities of mobile digital advertising opportunities so that they migrate their advertising spend toward demographics and ad solutions that more effectively utilize mobile inventory.

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

We continue to work on initiatives that, if successfully implemented, would increase our number of listener hours on mobile and other connected devices, including efforts to expand the reach of our service by making it available on an increasing number of devices, such as smartphones and devices connected to or installed in automobiles. In order to effectively monetize such increased listener hours, we must, among other things, convince advertisers to migrate spending to nascent advertising markets, penetrate local advertising markets and develop compelling ad product solutions. We may not be able to effectively monetize inventory generated by listeners using mobile and connected devices, or do so in a time frame that supports our business plans.

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

The digital advertising marketplace is introducing new ways to measure and price advertising inventory. Specifically, the Media Ratings Council released the Viewable Ad Impression Measurement Guidelines in 2014 pursuant to which web display and web video advertising inventory will be transacted upon based on the number of "viewable" impressions delivered in connection with an applicable advertising campaign (instead of the number of ads served by the applicable ad server). The industry is in the early stages of this transition and we are still determining its potential impact on our inventory, operational resources, pricing, and revenue. In addition, the current measurement solutions are limited to web display and web video inventory and do not include mobile and audio inventory. Nonetheless, advertisers have been aggressively pushing to transact advertising purchases for audio advertising and mobile placement on a measured "viewable" basis. As these trends in the industry continue to evolve, our advertising revenue may be adversely affected by the availability, accuracy and utility of the available analytics and measurement technologies.

Our failure to convince advertisers of the benefits of our ad-supported service in the future could harm our business.

For the nine months ended September 30, 2016, we derived 77% of our revenue from the sale of advertising and expect to continue to derive a substantial majority of our revenue from the sale of advertising in the future. Our ability to attract and retain advertisers, and ultimately to sell our advertising inventory to generate advertising revenue, depends on a number of factors, including:

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

Our ability to increase the number of our listeners and listener hours will depend on effectively addressing a number of challenges. Some of these challenges include:

•	providing listeners with a consistent high quality, user-friendly and personalized experience;

•	successfully expanding our share of listening in cars;

•	continuing to build and maintain availability of catalogs of music and comedy and other content that our listeners enjoy;

•	continuing to innovate and keep pace with changes in technology and our competitors;

•	maintaining and building our relationships with makers of consumer products such as mobile devices and other consumer electronic products to make our service available through their products;

•	maintaining positive listener perception of our service while managing ad-load to optimize inventory utilization; and

•	minimizing listener churn and attracting lapsed listeners back to the service.

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

We compete for the time and attention of our listeners with other content providers on the basis of a number of factors, including quality of experience, relevance, acceptance and perception of content quality, ease of use, price, accessibility, perception of ad load, brand awareness and reputation. Such competition affects the amount of quality advertising inventory available which we can offer to advertisers on our ad-supported service.

Many of our competitors may leverage their existing infrastructure, brand recognition and content collections to augment their services by offering competing internet radio features within a more comprehensive digital music streaming service. We face increasing competition for listeners from a growing variety of music services that deliver music content through mobile phones and other wireless devices. Our direct competitors in the internet radio segment include iHeart Radio, iTunes Radio, Beats 1 Radio, LastFM and other companies in the traditional broadcast and internet radio market. We also directly compete with the non-interactive, Internet radio offerings provided by digital music streaming services such as Spotify, Google Play Music and Slacker, and we compete more broadly with the interactive music services offered by these companies and others, such as Apple Music, YouTube and Amazon Music Unlimited.

Our competitors also include terrestrial radio and satellite radio services, many of which also broadcast on the internet. Terrestrial radio providers offer their content for free, are well established and accessible to listeners and offer content, such as news, sports, traffic, weather and talk that we currently do not offer. In addition, many terrestrial radio stations have begun broadcasting digital signals, which provide high-quality audio transmission. Satellite radio providers may offer extensive and oftentimes exclusive news, comedy, sports and talk content, national signal coverage and long-established automobile integration. In addition, terrestrial radio pays no content acquisition costs for its use of sound recordings and satellite radio pays a much lower percentage of revenue, 10% in 2015 and 10.5% in 2016, than internet radio providers for use of sound recordings, giving broadcast and satellite radio companies a significant cost advantage. We also compete directly with other emerging non-interactive internet radio providers, which may offer more extensive content libraries than we offer and some of which may be accessed internationally.

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

We acquired Ticketfly in October 2015, which was our first major acquisition and represents an entirely new line of business for us. Ticketfly’s business is highly sensitive to rapidly changing public tastes and is dependent on the availability of popular artists and events. Ticketfly’s revenue is derived from ticketing services under client contracts with venues and event promoters across North America, which consist primarily of per ticket convenience fees, credit card processing and shipping fees as well as per order "order processing" fees. If Ticketfly’s clients fail to anticipate the tastes of consumers and to offer events that appeal to them, the business may not grow or succeed. We cannot provide assurances that Ticketfly will be able to maintain or expand arrangements with clients and other third parties on acceptable terms, if at all. Furthermore, a decline in attendance at or reduction in the number of live entertainment, sporting and leisure events for any reason may have an adverse effect on our Ticketfly business. If we fail to successfully operate and grow our Ticketfly business, we will not realize the benefits anticipated when we acquired the business, and any such failure could result in substantial impairment charges.

Our ability to expand our services into countries outside the United States is dependent on our ability to obtain necessary licenses from content owners, which we currently do not have.

We currently operate our services in the United States, Australia and New Zealand. In Australia and New Zealand, we have licenses from copyright owners to provide our ad-supported and subscription radio services without the additional interactive features that we introduced in the U.S. on September 15, 2016, and we do not yet have the necessary licenses from copyright owners to launch an on-demand music service in Australia or New Zealand. Therefore, in order to introduce interactive features into our existing services in Australia and New Zealand, or to launch an on-demand music service there, or to launch any interactive or non-interactive music streaming service anywhere else in the world, we will need to negotiate and execute license agreements with the necessary rights holders. We may not be able to obtain all of the necessary rights to expand our service offerings on commercially viable terms, or at all. If we are not able to obtain the necessary licenses on commercially viable terms, then we will not be able to proceed with our international service expansion plans, and our growth could suffer materially. This could adversely affect our business, financial condition and results of operations.

We face many risks associated with our long-term plan to further expand our operations outside of the United States, including difficulties obtaining rights to music and other content on favorable terms.

Expanding our operations into international markets is an element of our long-term strategy. For example, in June 2012 we began providing our service in New Zealand, Australia and their associated territories. However, offering our service outside of the United States involves numerous risks and challenges. Most importantly, while United States copyright law provides a statutory licensing regime for the public performance of sound recordings to listeners within the United States, there is no equivalent statutory licensing regime available outside of the United States, and direct licenses from rights organizations and other content owners may not be available on commercially viable terms. Addressing licensing structure and issues with the rate for content acquisition costs in the United States required us to make very substantial investments of time, capital and other resources, and our business could have failed if such investments had not succeeded. Addressing these issues in foreign jurisdictions may require a commensurate investment by us, and there can be no assurance that we would succeed or achieve any return on this investment.

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

Expansion of our operations into delivery of content beyond pre-recorded music involves numerous risks and challenges, including increased capital requirements, new competitors and the need to develop new strategic relationships. Growth into these new areas may require changes to our existing business model and cost structure, modifications to our infrastructure and exposure to new regulatory and legal risks, including infringement liability, any of which may require additional expertise that we currently do not have. There is no guarantee that we will be able to generate sufficient revenue from advertising sales associated with comedy, live events, podcasts or other non-prerecorded-music content to offset the costs of maintaining these stations or the content acquisition costs paid for such stations. Further, we have established a reputation as a music format internet radio provider and our ability to gain acceptance and listenership for comedy, live events, podcasts or other non-music content stations, and thus our ability to attract advertisers on these stations, is not certain. Failure to obtain or retain rights to comedy, live events, podcasts or other non-music content on acceptable terms, or at all, to successfully monetize and generate revenues from such content, or to effectively manage the numerous risks and challenges associated with such expansion could adversely affect our business and financial condition.

We have acquired, and may continue to acquire, other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.

We have recently acquired and may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our service, enhance our technical capabilities or otherwise offer growth opportunities. For example, in 2015, we acquired Next Big Sound, Ticketfly and certain assets of Rdio. These acquisitions, and our pursuit of future potential acquisitions, may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. In addition, we have limited experience acquiring and integrating other businesses. We may be unsuccessful in integrating our recently acquired businesses or any additional business we may acquire in the future. For instance, our acquisition in December 2015 of certain assets of Rdio in order to facilitate our intention to launch an on-demand service, will require time and resources. There is no assurance that we will be able to successfully launch an on-demand service, if at all, and if we fail to launch an on-demand service or a new service is unsuccessful, we will not realize the benefits of this acquisition.

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

Digital music streaming continues to develop as an industry and our near- and long-term business prospects are difficult to evaluate. The marketplace for digital music streaming is subject to significant challenges and new competitors. As a result, the future revenue, income and growth potential of our business is uncertain. Investors should consider our business and prospects in light of the risks and difficulties we encounter in this evolving business, which risks and difficulties include, among others, risks related to:

•	our evolving business model and new licensing models for content as well as the potential need for additional types of content;

•	our ability to develop additional products and services, or products and services in adjacent markets, in order to maintain revenue growth, and the resource requirements of doing so;

•	our ability to retain current levels of active listeners, build our listener base and increase listener hours;

•
our ability to effectively monetize listener hours by growing our sales of advertising inventory created from developing new and compelling ad product solutions that successfully deliver advertisers’ messages across the range of our delivery platforms while maintaining our listener experience;

•	our ability to attract new advertisers, retain existing advertisers and prove to advertisers that our advertising platform is effective enough to justify a pricing structure that is profitable for us;

•	our ability to maintain relationships with platform providers, makers of mobile devices, consumer electronic products and automobiles;

•	our ability to continue to secure the rights to music that attracts listeners to the service on fair and reasonable economic terms.

Failure to successfully address these risks and difficulties and other challenges associated with operating in an evolving marketplace could materially and adversely affect our business, financial condition and results of operations.

We have incurred significant operating losses in the past and may not be able to generate sufficient revenue to be profitable.

Since our inception in 2000, we have incurred significant net operating losses and, as of September 30, 2016, we had an accumulated deficit of $619.6 million. A key element of our strategy is to increase the number of listeners and listener hours to increase our industry penetration, including the number of listener hours on mobile and other connected devices. However, as our number of listener hours increases, the royalties we pay for content acquisition also increase. In addition, we have adopted a strategy to invest in our operations in advance of, and to drive, future revenue growth. This strategy includes recently completed acquisitions and other initiatives. As a result of these trends, we have not in the past generated, and may not in the future generate, sufficient revenue from the sale of advertising and subscriptions, or new revenue sources, to offset our expenses. In addition, we plan to continue to invest heavily in our operations to support anticipated future growth. As a result of these factors, we expect to incur annual net losses in the near term.

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

Maintaining and enhancing the "Pandora", "Ticketfly" and "Next Big Sound" brands is critical to expanding our base of listeners, advertisers, venue partners, concertgoers, content owners and other partners. Maintaining and enhancing our brands will depend largely on our ability to continue to develop and provide an innovative and high quality experience for our listeners and concertgoers and attract advertisers, content owners, venue partners and automobile, mobile device and other consumer electronic product manufacturers to work with us, which we may not do successfully.

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

Federal copyright protection does not apply to sound recordings created prior to February 15, 1972 ("pre-1972 sound recordings"). The protection of such recordings is instead governed by a patchwork of state statutory and common laws. Copyright owners of pre-1972 sound recordings have commenced litigation against us in New York, California, Illinois, and New Jersey alleging violations of state statutory and common laws arising from the reproduction and public performance of pre-1972 sound recordings. Despite settling one such suit with the major record labels in October 2015, and entering into direct license agreements for recorded music with major and independent labels, distributors and publishers during the first nine months of 2016 that also permit us to stream certain pre-1972 sound recordings, we still face a number of class-action suits brought by various plaintiffs who seek, among other things, restitution, disgorgement of profits, and punitive damages as well as injunctive relief prohibiting further violation of those copyright owners’ alleged exclusive rights.

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

Regulatory and consumer agencies have increasingly focused on distraction to drivers that may be associated with use of mobile and other devices in motor vehicles. In 2010, the U.S. Department of Transportation identified driver distraction as a top priority, and in April 2013, the National Highway Traffic Safety Administration (the "NHTSA") released voluntary Phase 1

Driver Distraction Guidelines for visual-manual devices not related to the driving task that are integrated into motor vehicles. In March 2014, NHTSA held a public meeting soliciting comments related to its voluntary Phase 2 Driver Distraction Guidelines for portable and aftermarket devices that may be used in motor vehicles, but such guidelines have not yet been issued. If NHTSA or other agencies implemented regulatory restrictions and took enforcement action related to how drivers and passengers in motor vehicles may engage with devices on which our service is broadcast, such restrictions or enforcement actions could inhibit our ability to increase listener hours and generate ad revenue, which would harm our operating results. In addition, concerns over driver distraction due to use of mobile and other electronic devices used to access our service in motor vehicles could result in product liability or personal injury litigation and negative publicity.

Federal, state and industry regulations as well as self-regulation related to privacy and data security concerns pose the threat of lawsuits and other liability, require us to expend significant resources, and may hinder our ability and our advertisers’ ability to deliver relevant advertising.

We collect and utilize demographic and other information from and about our listeners and artists as they interact with our service, including information which could fall under a definition of "personally identifiable information" under various state and federal laws. For example, to register for a Pandora account, our listeners must provide the following information: age, gender, zip code and e-mail address. Listeners must also provide their credit card or debit card numbers and other billing information in connection with additional service offerings, such as Pandora One or Ticketfly. We also may collect information from our listeners when they enter information on their profile page, post comments on other listeners’ pages, use other community or social networking features that are part of our service, participate in polls or contests or sign up to receive e-mail newsletters. Further, we and third parties use tracking technologies, including "cookies" and related technologies, to help us manage and track our listeners’ interactions with our service and deliver relevant advertising. We also collect information from and track artists’ activity on our Pandora Artist Marketing Platform. Third parties may, either without our knowledge or consent, or in violation of contractual prohibitions, obtain, transmit or utilize our listeners’ or artists’ personally identifiable information, or data associated with particular users, devices or artists.

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

While we have determined that our internal control over financial reporting was effective as of September 30, 2016, as indicated in "Controls and Procedures-Evaluation of Disclosure Controls and Procedures", we must continue to monitor and assess our internal control over financial reporting. Additionally, we must implement internal control over the financial reporting of Ticketfly, our subsidiary, that complies with Section 404 of the Sarbanes-Oxley Act of 2002 by the end of 2016. Any material weaknesses in Ticketfly’s internal control over financial reporting that remain uncorrected at year-end must be identified in our management’s report on our internal controls over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at year-end, we will be unable to assert that such internal control is effective at year-end. If we are unable to assert that our internal control over financial reporting is effective at year-end, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our business and the price of our common stock.

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

We have registered "Pandora," "Music Genome Project", "Next Big Sound", "Ticketfly" and other marks as trademarks in the United States and other countries. Nevertheless, competitors may adopt service names similar to ours, or purchase confusingly similar terms as keywords in internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly leading to confusion among our listeners or advertising customers. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term Pandora or our other trademarks. Any claims or customer confusion related to our trademarks could damage our reputation and brand and substantially harm our business and operating results.

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

Internet, technology and media companies are frequently subject to litigation based on allegations of infringement, misappropriation or other violations of others’ intellectual property rights. Some internet, technology and media companies, including some of our competitors, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims against us. In addition, we encourage third parties to submit content for our catalog and we cannot be assured that artist representations made in connection with such submissions accurately reflect the legal rights of the submitted content. Third parties have asserted, and may in the future assert, that we have infringed, misappropriated or otherwise violated their intellectual property rights. In addition, various federal and state laws and regulations govern the intellectual property and related rights associated with sound recordings and musical works. Existing laws and regulations are evolving and subject to different interpretations, and various federal and state legislative or regulatory bodies may expand current or enact new laws or regulations. We cannot guarantee that we are not infringing or violating any third-party intellectual property rights.

We cannot predict whether assertions of third-party intellectual property rights or any infringement or misappropriation claims arising from such assertions will substantially harm our business and operating results. When we are forced to defend against any infringement or misappropriation claims, we may be required to expend significant time and financial resources on the defense of such claims, even if without merit, settled out of court, or adjudicated in our favor. Furthermore, an adverse outcome of a dispute may require us to: pay damages (potentially including treble damages and attorneys’ fees if we are found to have willfully infringed a party’s intellectual property); cease making, licensing or using products or services that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our services to avoid infringement; enter into potentially unfavorable content acquisition or license agreements in order to obtain the right to use necessary technologies, content or materials; or to indemnify our partners and other third parties. We do not carry broadly applicable patent liability insurance and lawsuits regarding patent rights, regardless of their success, can be expensive to resolve and can divert the time and attention of our management and technical personnel.

Some of our services and technologies may use "open source" software, which may restrict how we use or distribute our service or require that we release the source code of certain services subject to those licenses.

Some of our services and technologies may incorporate software licensed under so-called "open source" licenses. Such open source licenses often require that source code subject to the license be made available to the public and that any modifications or derivative works to open source software continue to be licensed under open source licenses. Few courts have interpreted open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. We rely on multiple employee and non-employee software programmers to design our proprietary technologies, and since we may not be able to exercise complete control over the development efforts of all such programmers we cannot be certain that they have not incorporated open source software into our products and services without our knowledge, or that they will not do so in the future. In the event that portions of our proprietary technology are determined to be subject to an open source license, we may be required to publicly release the affected portions of our source code, be forced to re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce the value of our services and technologies and materially and adversely affect our ability to sustain and grow our business.

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

Techniques used to gain unauthorized access to corporate data systems are constantly evolving, and we may be unable to anticipate or prevent unauthorized access to data pertaining to our listeners, including credit card and debit card information and other personally identifiable information. Like all internet services, our service, which is supported by our own systems and those of third-party vendors, is vulnerable to computer malware, Trojans, viruses, worms, break-ins, phishing attacks, denial-of-service attacks, attempts to access our servers to acquire playlists or stream music in an unauthorized manner, or other attacks on and disruptions of our and third-party vendor computer systems, any of which could lead to system interruptions, delays, or shutdowns, causing loss of critical data or the unauthorized access to personally identifiable information. If an actual or perceived breach of security occurs on our systems or a vendor’s systems, we may face civil liability and reputational damage, either of which would negatively affect our ability to attract and retain listeners, which in turn would harm our efforts to attract and retain advertisers. We also would be required to expend significant resources to mitigate the breach of security and to address related matters. Unauthorized access to music or playlists would potentially create additional content acquisition cost obligations with no corresponding revenue.

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

We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it more difficult for us to comply. We are currently accredited against, and in compliance with, the Payment Card Industry Data Security Standard, or PCI DSS, the payment card industry’s security standard for companies that collect, store or transmit certain data regarding credit and debit cards, credit and debit card holders and credit and debit card transactions. Currently we comply with PCI DSS version 3.2 as a Level 2 merchant. Ticketfly is a Level 2 merchant and has been given an extension until January 2017 to recertify that they are in compliance with PCI DSS. There is no guarantee that Pandora or Ticketfly will maintain PCI DSS compliance. Our failure to comply fully with PCI DSS in the future could violate payment card association operating rules, federal and state laws and regulations and the terms of our contracts with payment processors and merchant banks. Such failure to comply fully also could subject us to fines, penalties, damages and civil liability, and could result in the loss of our ability to accept credit and debit card payments. Further, there is no guarantee that PCI DSS compliance will prevent illegal or improper use of our payment systems or the theft, loss, or misuse of data pertaining to credit and debit cards, credit and debit card holders and credit and debit card transactions.

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

At December 31, 2015, we had federal net operating loss carryforwards of approximately $613.0 million and tax credit carryforwards of approximately $9.7 million. At December 31, 2015, we had state net operating loss carryforwards of approximately $480.0 million and tax credit carryforwards of approximately of $15.6 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, ("the Code"), if a corporation undergoes an "ownership change," the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an "ownership change" will occur if there is a cumulative change in our ownership by "5-percent shareholders" that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. As a result of prior equity issuances and other transactions in our stock, we have previously experienced "ownership changes" under section 382 of the Code and comparable state tax laws. We may also experience ownership changes in the future as a result of other future transactions in our stock. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards or other pre-change tax attributes to offset United States federal and state taxable income may be subject to limitations.

We could be subject to additional income tax liabilities.

We are subject to income taxes in the United States and in certain foreign jurisdictions. As we expand our operations globally, we become subject to taxation based on the applicable foreign statutory rates and our effective tax rate could fluctuate accordingly. Significant judgment is required in evaluating and estimating our worldwide provision for income taxes and accruals for these taxes. For example, our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated in countries where we have higher statutory tax rates, by losses incurred in jurisdictions for which we are not able to realize the related tax benefit, by changes in foreign currency exchange rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. We are also subject to tax audits in various jurisdictions, and such jurisdictions may assess additional income tax liabilities against us.

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

We believe that our success depends on the contributions of our executive officers as well as our ability to attract and retain qualified sales, technical and other personnel. All of our employees, including our executive officers, are free to terminate their employment relationship with us at any time, and their knowledge of our business and industry may be difficult to replace. Qualified individuals are in high demand, particularly in the digital media industry and in the San Francisco Bay Area, where our headquarters is located, and in New York, and we may incur significant costs to attract them. If we are unable to attract and retain our executive officers and key employees, we may not be able to achieve our strategic objectives, and our business could be harmed. We use share-based and other performance-based incentive awards such as restricted stock units and cash bonuses to help attract, retain, and motivate qualified individuals. If our share-based or other compensation programs cease to be viewed as competitive and valuable benefits, our ability to attract, retain, and motivate employees could be weakened, and our business could be harmed.

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

Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events and to interruption by man-made problems such as cybersecurity incidents or terrorism.

Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins or similar events. For example, a significant natural disaster, such as an earthquake, fire or flood, could have a material adverse effect on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our principal executive offices are located in the San Francisco Bay Area, a region known for seismic activity. In addition, acts of terrorism could cause disruptions in our business or the economy as a whole. Our servers may also be vulnerable to computer viruses, cybersecurity incidents and similar disruptions caused by unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential customer data. Our business interruption insurance may be insufficient to compensate us for all such losses. As we rely heavily on our servers and the internet to conduct our business and provide high quality service to our listeners, such disruptions could negatively impact our ability to run our business, resulting in a loss of existing or potential listeners and advertisers and increased maintenance costs, which would adversely affect our operating results and financial condition.

We may not have sufficient cash flow from our business to make payments on our indebtedness.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our 1.75% convertible senior notes due 2020 (the "Notes"), depends on our performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

The trading price of our common stock has been and is likely to continue to be volatile. In addition to the risk factors described in this section, and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015, additional factors that may cause the price of our common stock to fluctuate include, but are not limited to:

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

In addition, if we are acquired, certain terms of our music licensing arrangements, including favorable rates for content acquisition costs that currently apply to us, may not be available to an acquiror. These terms may discourage a potential acquiror from making an offer to buy us or may reduce the price such a party may be willing to offer.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-172215	3.1	4/4/2011
3.02	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	001-35198	3.02	7/26/2016
3.03	Amended and Restated Bylaws	S-1/A	333-172215	3.2	4/4/2011
3.04	Certificate of Amendment to the Amended and Restated Bylaws	10-Q	001-35198	3.04	7/26/2016
31.01	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						X
31.02	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						X
32.01	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 8 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X
101. INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document						X
101. SCH	XBRL Taxonomy Schema Linkbase Document						X
101.CAL	XBRL Taxonomy Calculation Linkbase Document						X
101. DEF	XBRL Taxonomy Definition Linkbase Document						X
101.LAB	XBRL Taxonomy Labels Linkbase Document						X
101.PRE	XBRL Taxonomy Presentation Linkbase Document						X

†   Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Pandora Media, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANDORA MEDIA, INC.

Date: October 27, 2016	By:	/s/ Michael S. Herring
Michael S. Herring
President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)