Form 10-K
period 2016-12-31
Pandora Media, Inc.
filed 2017-02-16
CIK 1230276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2016 (the last business day of the registrant's most recently completed second quarter), based on the closing price of such stock on The New York Stock Exchange on such date was approximately $2,088 million. This calculation excludes the shares of common stock held by executive officers, directors and stockholders whose ownership exceeds 5% outstanding at June 30, 2016. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

          On February 13, 2017 the registrant had 235,287,441 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement for the registrant’s 2017 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed within 120 days of the end of the fiscal year ended December 31, 2016, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

Pandora Media, Inc.
 Form 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains "forward-looking statements" that involve substantial risks and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as "anticipate," "believe," "estimate," "expect," "intend," "may," "might," "plan," "project," "will," "would," "should," "could," "can," "predict," "potential," "continue," "objective," or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in Item 1A—"Risk Factors" included in this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. We qualify all of our forward-looking statements by these cautionary statements. In addition, the industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors including those described in the section entitled "Risk Factors." These and other factors could cause our results to differ materially from those expressed in this Annual Report on Form 10-K.

Some of the industry and market data contained in this Annual Report on Form 10-K are based on independent industry publications, including those generated by Triton Digital Media or "Triton," International Data Corporation or "IDC," eMarketer or other publicly available information. This information involves a number of assumptions and limitations. Although we believe that each source is reliable as of its respective date, we have not independently verified the accuracy or completeness of this information.

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

EXPLANATORY NOTE REGARDING THE ANNUAL REPORT

We changed our fiscal year from the year ending January 31 to the calendar year ending December 31, effective beginning with the period ended December 31, 2013. As a result, the period ended December 31, 2013 was shortened from a year to an eleven-month transition period.

PART I

ITEM 1. BUSINESS

Overview

Pandora—Internet Radio Service

Pandora is the world’s most powerful music discovery platform, offering a personalized experience for each of our listeners wherever and whenever they want to listen to music—whether through earbuds, car speakers or live on stage. Our vision is to be the definitive source of music discovery and enjoyment for billions. Pandora is available as an ad-supported service or as a subscription service, which we call Pandora Plus. The majority of our listener hours occur on mobile devices, with the majority of our revenue generated from advertising on our ad-supported service on these devices. We offer both local and national advertisers the opportunity to deliver targeted messages to our listeners using a combination of audio, display and video advertisements. We also generate revenue from subscriptions to Pandora Plus. Founded by musicians, Pandora also empowers artists with valuable data and tools to help grow their careers and connect with their fans.

For the year ended December 31, 2016, we streamed 21.96 billion hours of internet radio, and as of December 31, 2016, we had 81.0 million active users during the prior 30-day period. Since we first launched our ad-supported service in 2005, our listeners have created over 11 billion stations.

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

We currently provide the Pandora service through two models and have announced an additional service model to be launched in 2017:

•
Ad-Supported Service. Our ad-supported service allows listeners to access our music and comedy catalogs and personalized playlist generating system for free across all of our delivery platforms. Beginning on September 15, 2016, our ad-supported service includes new features, such as the ability to obtain more skips and replay tracks by watching an advertisement.

•
Subscription Service—Pandora Plus. Our new subscription service, Pandora Plus, launched in the United States on September 15, 2016. Prior to the launch of Pandora Plus, we operated a subscription service called Pandora One. Pandora Plus and Pandora One are premium monthly or annual paid versions of the Pandora service, which include ad-free access, higher quality audio on supported devices and longer timeout-free listening. Pandora Plus includes additional features, such as replays, additional skipping and offline listening.

•
Subscription Service—Pandora Premium. In December 2016, we unveiled our new on-demand music subscription service, Pandora Premium, which will launch to users in 2017. Pandora Premium will be a paid version of the Pandora service that will offer a unique, on-demand experience, providing users with the ability to search, play and collect songs and albums, build playlists on their own or with the tap of a button and automatically generate playlists based on the user’s listening activity.

Beyond song delivery, listeners can discover more about the music they hear by reading the history of their favorite artists, viewing artist photos and linking from Pandora to Amazon or iTunes to purchase and download albums and songs. Our service also incorporates community social networking features. Our music feed feature enables a real-time, centralized stream for listeners to view the music that their social connections are experiencing and to provide and receive recommendations for songs, albums and artists. Listeners can also share their stations through social media, messaging apps and email by using our share feature or by distributing our individualized station URLs.

Ticketing Service

We operate our ticketing service through our subsidiary Ticketfly, a leading live events technology company that provides ticketing and marketing software and services for our clients, which are venues and event promoters, across North America. Ticketfly's ticketing, digital marketing and analytics software helps promoters book talent, sell tickets and drive in-venue revenue, while Ticketfly's consumer tools help fans find and purchase tickets to events. Tickets are primarily sold through the Ticketfly platform but are also sold through other channels such as box offices. For the year ended December 31, 2016, Ticketfly provided ticketing services for approximately 115,000 live events on sale, for which approximately 15.2 million tickets, excluding box office sales, were sold to approximately 5.3 million unique ticket buyers, which resulted in more than $615.0 million in gross transaction value, excluding box office sales.

Our Technologies

Pandora—Internet Radio Service

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

Comedy Genome Project

Our Comedy Genome Project leverages similar technology to that underlying the Music Genome Project, allowing a listener to choose a favorite comedian or a genre as a seed to start a station and then give feedback to personalize that station. Our comedy collection includes content from more than 3,000 comedians with more than 35,000 tracks.

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

Pandora User Experience. We have invested in ways to enable us to reach our audience anytime, anywhere that they enjoy radio. To this end, we have developed a number of innovative approaches, including our autocomplete station creation feature, which predicts and generates a list of the most likely musical starting points as a listener begins to enter a favorite station, song or artist. In 2016, we undertook a complete rebuild of the Pandora web interface, which included a redesign of our systems, graphics and functionality for the end user.

Royalties Ingestion and Matching. We have developed a system to ingest ownership information from rightsholders and to match ingested ownership information with the tracks in our catalog for our ad-supported and subscription services.

Pandora Mobile Streaming. We have designed a sophisticated system for streaming content to mobile devices. This system involves a combination of music coding programs that are optimized for mobile devices as well as algorithms designed to address the intricacies of reliable delivery over diverse mobile network technologies. For example, these algorithms are designed to maintain a continuous stream to a listener even in circumstances where the mobile data network may be unreliable. Our subscription service now includes predictive offline listening which detects when a mobile device has lost its signal and automatically transitions the listener to one of their top recent stations.

Pandora Automotive Protocol. We have developed an automotive protocol to facilitate increased availability of the Pandora service in automobiles. Through this automotive protocol, certain automobile manufacturers, their suppliers and makers of aftermarket audio systems can easily connect dash-mounted interface elements to the Pandora app running on a smartphone. This allows us to deliver the Pandora service to listeners via their existing smartphone, while leveraging the automobile itself for application command, display and control functionalities.

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

Next Big Sound ("NBS")

NBS Platform. NBS is the leading provider of online music analytics and insights tracking hundreds of thousands of artists around the world. NBS was founded in 2009 and tracks social, streaming and video data in one centralized platform. Sources range from Facebook and Twitter to Wikipedia, YouTube, Vevo, Instagram and many others. The NBS platform complements Pandora's Artist Marketing Platform ("AMP") and expands the suite of data-driven products that Pandora offers music makers and direct deal partners.

Ticketing Service

Fully-Integrated Cloud Ticketing Platform. Ticketfly has developed a fully-integrated cloud ticketing platform for live events. The ticketing and marketing software powers the event lifecycle for venues and event promoters, including the booking of acts, the building and marketing of events and fan customer relationship management after the event.

Distribution and Partnerships

Pandora—Internet Radio Service

A key element of our strategy is to make the Pandora service available everywhere that there is internet connectivity. To this end, we make the Pandora service available through a variety of distribution channels. In addition to streaming our service to computers, we have developed Pandora mobile device applications ("apps") for smartphones and mobile operating systems, such as the iPhone and Android, and for tablets, including the iPad and Android tablets. We distribute those mobile apps free to listeners via app stores.

Pandora is integrated with connected devices, including automobiles, automotive aftermarket devices and consumer electronic devices. Currently, most automobile integrations rely on smartphones for internet connectivity, which has enabled Pandora to be available in the ten best-selling passenger vehicles in the United States. Some automobiles are now using embedded, built-in internet connectivity to power the Pandora experience. These native integrations, whether using embedded or phone-based connectivity, allow drivers to control the service via in-dash entertainment systems. As part of this ongoing effort to extend our reach in the car, we also built support for Android Auto and Apple CarPlay into our mobile applications in 2015. While these platforms are still nascent, we expect these platforms will develop and grow significantly and help broaden our reach and provide consumers with additional flexibility for accessing Pandora in the car. As of December 31, 2016, approximately 24.9 million unique users have activated Pandora through a native integration in 27 major automobile brands and 8 automotive aftermarket manufacturers. We view the integration of the Pandora service into automobiles as an area of potential growth for the service, as a large portion of terrestrial radio listening occurs in automobiles.

Ticketing Service

Our ticketing services are available through multiple distribution channels, including the Ticketfly website, the websites of Ticketfly's venue and promoter clients, box offices, the Ticketfly mobile app and the Ticketfly website optimized for mobile devices. Tickets for events are delivered to fans through a variety of delivery methods, including mail, will call, print at home and mobile tickets, which are delivered electronically and presented by fans on their smartphones upon arrival to the venues. In 2016, we began the first stages of integrating Ticketfly into the Pandora mobile app. Listeners can now receive concert recommendations based on the listener's listening profile, concert reminders and purchase tickets to Ticketfly concerts, all from within the Pandora mobile app.

Ticketfly contracts with clients to sell tickets for events to fans over a set period of time, which generally ranges from three to five years. Ticketfly does not set ticket prices or seating configurations for events, as this information is determined by the client. Ticketfly generally is paid a fee per ticket sold, which usually increases as the face value of the ticket increases, or a percentage of the total ticket service charges. Ticketfly usually receives funds for the ticket sales and related service charges at the time the ticket is sold and periodically remits these receipts to the client after deducting Ticketfly's portion of the fee. Clients also sell tickets through the box office at the venue using the Ticketfly technology. Ticketfly does not usually earn a fee on these box office ticket sales.

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

Our advertising strategy focuses on developing our core suite of audio, display and video advertising products and marketing these products to advertisers for delivery across computer and mobile and other connected device platforms. Our advertising products allow both local and national advertisers to target and connect with listeners based on attributes including age, gender, zip code and content preferences using multi-platform ad campaigns to target their advertising messages to listeners anytime and anywhere. As listenership on our mobile platforms has grown more rapidly than on our other platforms, we have sought to improve our mobile advertising products to better enable us to market multi-platform advertising solutions. In the years ended December 31, 2014, 2015 and 2016, advertising revenue accounted for approximately 80%, 80% and 77% of our total revenue, respectively, and we expect that advertising will comprise a substantial majority of revenue for the foreseeable future.

Pandora Audio Advertising. Our audio advertising products allow custom audio messages to be delivered between music and comedy content during short ad interludes on our ad-supported service. Audio ads are available across all of our delivery platforms. On supported delivery platforms, the audio ads can be accompanied by display ads to further enhance advertisers' messages.

Pandora Display Advertising. Our display advertising products offer opportunities to maximize advertising exposure to listeners of our ad-supported service on computers and mobile platforms. The graphical interface for our services on these delivery platforms is divided between our tuner, which contains our player and "now playing" information, and the information space surrounding our tuner. Our display ads include industry-standard banner ads of various sizes and placements within the information space surrounding our tuner, depending on the delivery platform and listener interaction.

Pandora Video Advertising. Our video advertising products allow delivery of rich, branded messages to further engage listeners of our ad-supported service. We currently offer five video ad products, all of which offer full-screen video when activated. Some video ad products operate across our mobile and computer platforms, while others operate only on our mobile platform. All are designed to ensure they are viewable while playing, using interactions with Pandora to determine when a user is engaged with the screen. Some of our products play a full-screen video, and others go even further to offer a value exchange where opting into watching a video ad gives the listener benefits such as extra skips, song replays and even the ability to accept sponsorship by one advertiser in return for uninterrupted listening for a period of time.

Pandora Advertising Technologies. We have developed a suite of proprietary advertising technologies including order management, advertising serving and timing, native advertising formats, targeting and reporting. These technologies enable Pandora to streamline the quote to cash flow, maximize value for advertisers, simultaneously optimize yield and listener experience and personalize the advertising experience for listeners.

Pandora Native Advertising. Our audio, display and video advertising products can be designed and modified by us and advertisers to tailor advertising campaigns to fit specific advertiser needs. Our advertisers can create custom "branded" stations from our music library that can be accessed by listeners of our ad-supported and subscription services, as well as engage listeners by allowing them to personalize the branded stations through listener-controlled variables. In addition to branded stations, we offer advertisers our sponsored listening product, in which advertisers sponsor ad-free listening for listeners of our ad-supported service in exchange for the listener’s active brand interaction, such as watching a video advertisement, interacting with rich media or visiting the advertiser's landing page.

Pandora Audience Targeting. Our audio, display, video and native advertising products have access to a set of over 2,000 targeting segments across all of our platforms, ranging from Pandora’s unique proprietary targeting segments to second- and third-party enabled segments. Examples include Pandora’s inferred Spanish Speakers and Political Preference proprietary segments, direct customer CRM upload and Datalogix and Neustar third-party segments. Additionally, advertisers can benefit from our proprietary ad targeting capabilities, which leverage listener-submitted profile information, enabling advertisers to precisely reach sought-after consumers without needing third-party cookies.

Pandora's advertising inventory is integrated into the leading radio media buying platforms, Mediaocean and STRATA, and we are continuing to enhance the ability of radio advertisers to purchase media on these platforms, which incorporate Triton measurements of our radio audience reach side-by-side with terrestrial radio metrics.

We provide in-car advertising solutions, offering advertisers the opportunity to reach in-car audiences through audio ads running on vehicle models and aftermarket automotive devices with native Pandora automotive integrations.

In addition, we have invested in building a local advertising sales force in major radio markets. As of December 31, 2016, Pandora has 153 local sellers in 39 markets in the United States and we intend to continue investing to extend our local market presence for the foreseeable future.

We have introduced a programmatic advertising buying solution into the market primarily for national digital display and remnant performance advertising inventory. We intend to continue investing in our programmatic advertising buying solution in the future.

Our integration into standard radio media-buying processes and measurement, our in-car advertising solutions, our local advertising sales force and our programmatic advertising buying solution are key elements of our strategy to expand our penetration of the radio advertising market. Our success in executing this strategy is subject to numerous risks and uncertainties, including those described in "Risk Factors."

Pandora Subscription and Other Revenue

Prior to the launch of Pandora Plus, subscription and other revenue was generated primarily through the sale of Pandora One. Subsequent to the launch of Pandora Plus, subscription and other revenue is generated primarily through the sale of Pandora Plus. Pandora Plus is an enhanced version of the Pandora service, which currently includes product features such as replays, additional skipping and offline listening, together with our advertisement-free access and higher audio quality on the devices that support it. Pandora Plus is primarily available for purchase through major app stores and through the Pandora website. For the years ended December 31, 2014, 2015 and 2016, subscription and other revenue accounted for 20%, 19% and 16% of our total revenue, respectively.

Ticketing Service Revenue

Ticketing service revenue is generated primarily from service and merchant processing fees generated on ticket sales through the Ticketfly platform. Ticketfly sells tickets to fans for events on behalf of clients and charges a fee per ticket, which generally increases as the face value of the ticket increases, or a percentage of the total convenience charge and order processing fee, for its services at the time the ticket for an event is sold. Ticketing service revenue is recorded net of the face value of the ticket at the time of the sale, as Ticketfly generally acts as the agent in these transactions. As Ticketfly was acquired on October 31, 2015, the consolidated statements of operations include ticketing service revenue for the two months ended December 31, 2015 and the year ended December 31, 2016. For the years ended December 31, 2015 and 2016, ticketing service revenue accounted for approximately 1% and 6% of our total revenue. We had no ticketing service revenue in the year ended December 31, 2014.

Pandora Content, Copyrights and Royalties

The content we stream to users of the Pandora service consists primarily of music. To stream music, we must obtain licenses from, and pay royalties to, copyright owners, or their agents, for each sound recording that we stream, as well as for each underlying musical work, subject to certain exclusions. These licensing and royalty arrangements strongly impact our business operations. Refer to our discussion of these matters in Item 1A—"Risk Factors".

In 2015 and 2016, we signed direct license agreements with major and independent labels and distributors for sound recordings as well as publishers and composers for the musical works contained in such sound recordings. These agreements allow us to provide new and improved products that include enhanced features such as replays of the sound recordings, additional skipping capability, offline stations and on-demand listening. Certain of these license agreements include minimum guarantee payments, some of which are paid in advance. Refer to Note 2, "Summary of Significant Accounting Policies" for our policy on prepaid content acquisition costs.

Sound Recordings

Prior to signing direct license agreements with major and independent labels and distributors, we obtained all performance rights licenses and paid performance rights royalties mainly pursuant to the Digital Performance Right in Sound Recordings Act of 1995 (the "DPRA") and the Digital Millennium Copyright Act of 1998 (the "DMCA"). Under federal statutory licenses created by the DPRA and the DMCA, we are permitted to stream any lawfully released sound recordings and to make reproductions of these recordings on our computer servers without having to separately negotiate and obtain direct licenses with each individual sound recording copyright owner. These statutory licenses are available on the condition that we operate in compliance with the rules of the statutory licenses and pay the applicable royalty rates.

Prior to signing direct license agreements with major and independent labels and distributors, we paid all performance rights royalties for sound recordings we streamed on our services to SoundExchange, the non-profit organization designated by the Copyright Royalty Board (the "CRB"), a tribunal established within the U.S. Library of Congress, to collect and distribute royalties under these statutory licenses. On December 16, 2015, the CRB announced the new per-performance rates that apply for commercial webcasters for calendar years 2016 through 2020 (the "Web IV Proceeding"). Absent direct licenses in place with major and independent labels and distributors, effective January 1, 2016, the content acquisition costs we paid for sound recordings were set by the Web IV Proceeding. The rates for non-subscription services, including our ad-supported service, were set at $0.0017 per performance for 2016. The rates for subscription services, applicable to our Pandora One service, were set at $0.0022 per performance for 2016.
Subsequent to September 15, 2016, the majority of the content acquisition costs related to our ad-supported and subscription services are driven by direct license agreements with major and independent labels and distributors. Depending on the applicable service, these license agreements generally require us to pay either a per-performance fee based on the number of sound recordings we transmit, a percentage of revenue associated with the service or a per-subscriber minimum amount, all generally subject to certain discounts. Certain of these license agreements include minimum guarantee payments, some of which are paid in advance.

If we have not entered into a direct license agreement with the copyright owner of a particular sound recording that is streamed on our services, we stream that sound recording pursuant to the statutory license and pay the applicable Web IV Proceeding rate. Enhanced features of our services, such as replays of sound recordings, additional skipping capability and offline stations, are not available for sound recordings streamed under the statutory license and paid at the Web IV Proceeding rate.

Musical Works

Our content costs also include the royalties we pay for the musical works embodied in the sound recordings that we stream. Prior to January 1, 2016, we obtained the rights to stream musical works on both our ad-supported and subscription services by obtaining so-called “blanket” licenses from performing rights organizations ("PROs"), such as the American Society of Composers, Authors and Publishers ("ASCAP"), Broadcast Music, Inc. ("BMI"), SESAC, Inc. ("SESAC") and Global Music Rights ("GMR"). These PROs are organized to aggregate rights in musical works from millions of songwriters and publishers, negotiate blanket licenses with copyright users (such as Pandora), collect royalties under such licenses and distribute them to copyright owners. The blanket licenses that we obtained from PROs traditionally obligated us to pay a percentage of our revenue or a flat fee.
In 2015 and 2016, we signed new direct license agreements with PROs and thousands of music publishers that grant us the rights to stream musical works under their control on both our ad-supported and subscription services for a multi-year period. Prior to September 15, 2016, the combined effect of these licenses was that each copyright holder received its usage-based and ownership-based share of a royalty pool equal to 20% of the content acquisition costs paid by us for sound recordings on the respective tier of service. Subsequent to September 15, 2016, this calculation still applies to our ad-supported service, but content acquisition costs for the streaming of musical works on our subscription services are equal to the rates determined in accordance with the statutory license set forth in 17 U.S.C. §115 ("Section 115"). If we have not entered into a direct license agreement with the copyright owner of a particular musical work, or a PRO representing the copyright owner, then we stream that musical work pursuant to the Section 115 statutory license and pay the applicable rate.

Rate-Setting Proceedings for Reproduction Rights under Section 115

The current rate structure for the statutory license for reproduction rights under Section 115 expires at the end of 2017. We are currently one of five commercial music service operators (along with Amazon, Apple, Google and Spotify) participating in rate-setting proceedings in which three judges of the CRB will determine the Section 115 rates for calendar years 2018 to 2022 (the "Phonorecords III Proceedings"). The Nashville Songwriters Association International, the National Association of Music Publishers and George Johnson Music Publishing are also participating in the Phonorecords III Proceedings. A trial before the CRB is expected to commence in March 2017, and the CRB is expected to render a decision prior to the end of 2017. The rates established by the CRB in the Phonorecords III Proceedings may be higher, lower or the same as the rates currently in effect.

The Phonorecords III Proceedings are important to us because our direct licenses with music publishers reference the Section 115 rates. As a result, any increase in the Section 115 rates would increase our content acquisition costs, which, if such increase were substantial, could materially harm our financial condition and hinder our ability to provide interactive features in our services, or cause one or more of our subscription services to not be economically viable.

Non-U.S. Licensing Regimes

In addition to the copyright and licensing arrangements described above for our use of sound recordings and musical works in the United States, we have obtained licenses in Australia and New Zealand for the communication of sound recordings and the musical works embodied in those sound recordings, which have not had a material effect on our results of operations to date.

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

Sales and Marketing

Pandora—Internet Radio Service

We organize our Pandora sales force into multiple geographically-based teams that are each focused on selling advertising across our computer, mobile and other connected device platforms. Teams are located in our Oakland, California headquarters, in regional sales offices throughout the United States and local sales offices throughout the United States, in Australia and in New Zealand.

Our marketing team is charged with using all forms of communications to reach our business and reputational goals. We organize the marketing team into four groups focused on campaign planning and analytics, consumer marketing, communications and our Music Makers Group. While we have historically relied on the success of viral marketing to expand consumer awareness of our service, in 2014 we began to launch marketing campaigns to increase consumer awareness and expand our listener base and in 2015, we began to launch advertising campaigns to increase the awareness of our brand. We anticipate that we will continue to utilize these types of advertising campaigns in the future.

Ticketing Service

The Ticketfly sales force is organized into various teams based on vertical, such as client type, and is focused on obtaining contracts with clients to sell tickets on the Ticketfly platform. Teams are located in the Ticketfly headquarters in San Francisco, California and in local sales offices throughout the United States and in Canada.

Artist Relations

Pandora Music Makers Group

In 2014, to consolidate all of our music industry initiatives, and to help drive connections with fans across all channels at Pandora, we brought the teams across the business that work most directly with the music industry together into a single group known as the Music Makers Group. Our vision is to ensure artists can promote and market their music to fans, drive engagement with experiences from live events to original content and audio messages to fans and understand all of the benefits of these interactions via our analytics tools.

Pandora Artist Marketing Platform

Pandora AMP consists of products and programs that enable music makers to leverage data to grow an audience, track progress and connect with fans on Pandora. Since its original launch focusing on artist data and insights in 2014, AMP has evolved into a set of powerful self-serve marketing tools including Artist Audio Messaging, AMPcast and Featured Tracks. Newly added features of AMP, which include a dynamic feed of an artist’s campaign, performance metrics and suggestions for new campaigns, were launched in October 2016 alongside a data integration with Next Big Sound, shifting artist insights and analytics to the NBS platform and enhancing the set of desktop and mobile marketing tools offered via AMP.
Derived from tens of billions of hours of personalized listening on Pandora, the marketing tools on AMP along with the analytics tools on NBS are available to all artists spinning on Pandora and their teams. Additionally, enterprise-level tools and marketing opportunities are available to artist and label teams who have opted into a direct deal with Pandora.
Competition

Pandora—Internet Radio Service

Competition for Listeners

We compete for the time and attention of our listeners with other content providers on the basis of a number of factors, including quality of experience, relevance, acceptance and perception of content quality, ease of use, price, accessibility, perceptions of ad load on our ad-supported service, brand awareness and reputation. We also compete for listeners on the basis of our presence, branding and visibility as compared with other providers that deliver content through the internet, mobile devices and consumer products. We believe that we compete favorably on these factors. For additional details on risks related to competition for listeners, please refer to Item 1A—"Risk Factors."

Many of our current and potential future competitors enjoy competitive advantages, such as greater name recognition, legacy operating histories and larger marketing budgets, as well as greater financial, technical and other resources. We compete with many forms of digital media for the time and attention of our listeners, such as Facebook, Twitter, Netflix, Pinterest and Instagram. Our direct audio competitors, however, include iHeartRadio, LastFM and other companies in the traditional broadcast and internet radio market. We also directly compete with the non-interactive, internet radio offerings from providers such as Spotify, Apple Music, Tidal, Google Play Music and Slacker.

We compete for listeners with broadcast radio providers, including terrestrial radio providers. Many broadcast radio conglomerates own large numbers of radio stations or other media properties. Many terrestrial radio stations broadcast digital signals, which provide high quality audio transmission. We compete for listeners indirectly with satellite radio providers, whose content is more heavily skewed to spoken word and talk, sports and business-related content versus traditional radio whose content is more heavily skewed to music.

Broadcast and satellite radio companies generally enjoy larger established audiences and a significant cost advantage because they pay a much lower percentage of revenue for content acquisition costs. Broadcast radio companies pay no content acquisition costs for the radio broadcast of sound recordings, and satellite radio companies paid only 10.5% of revenue in 2016 and will pay only 11% of revenue in 2017 for satellite transmissions of sound recordings. By contrast, Pandora incurred content acquisition costs for our internet transmissions of sound recordings representing 44.2% of total revenue during the year ended December 31, 2016.

We also face competition for listeners and listener hours from on-demand music streaming services such as Spotify, Apple Music, YouTube, SoundCloud, Google Play Music, Amazon Prime, Rhapsody, and Deezer. These services offer consumers the ability to choose the songs and artists they want to hear and create customized playlists - functionality that our service does not currently provide. When Pandora Premium launches in 2017, we will more directly compete against these on-demand services. This on-demand content is accessible in automobiles and homes, using portable players, mobile phones and other wireless and consumer electronic devices. The audio entertainment marketplace continues to rapidly evolve, providing our listeners with a growing number of alternatives and new media platforms.

At a macro level, we compete for the time and attention of our listeners with providers of other forms of in-home and mobile entertainment. To the extent existing or potential listeners choose to watch cable television, stream video from on-demand services or play interactive video games on their home-entertainment system, computer or mobile phone rather than listen to the Pandora service, these content services pose an adjacent competitive threat for consumer time and mindshare.

Competition for Advertisers

We compete with traditional media products and services, and with other internet-based services, for a share of our advertising customers' overall marketing budgets. We compete on the basis of a number of factors, including perceived return on investment, effectiveness and relevance of our advertising products, reporting and pricing structure and ability to deliver large volumes or precise types of ads to targeted demographics. We believe that our ability to deliver targeted and relevant ads across a wide range of platforms allows us to compete favorably on the basis of these factors and justify a long-term profitable pricing structure. However, the market for online advertising is intensely competitive and rapidly changing, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future.

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

Terrestrial broadcast, and to a lesser extent satellite radio, are sources of competition for advertising dollars. These radio providers deliver ads across a more familiar platform than the internet may be to traditional advertisers.

Our competitors include Facebook, Google, Snap, Yahoo! and traditional media such as ABC, CBS, FOX, NBC, The New York Times and the Wall Street Journal. We directly compete against iHeartRadio, Entercom, CBS Radio, Cumulus and other companies of the traditional broadcast radio market. For additional details on risks related to competition for advertisers, please refer to Item 1A—"Risk Factors."

Ticketing Service

Competition for Clients

We compete with other online live events technology and primary ticketing companies for contracts with our clients, which are promoters and venues. We compete on the basis of a number of factors, including our ability to sell tickets and provide enhanced fan experiences. Our ticketing platform also offers website, email, social marketing, booking, analytics, fan CRM and other tools for our clients. Cloud technology has made it easier for other technology-based companies to offer primary ticketing services and standalone, automated ticketing systems that enable venues to perform their own ticketing services or utilize self-ticketing systems. We also experience competition from other national, regional and local primary ticketing service providers to secure contracts with new promoters and venues. Our main competitors for clients include primary ticketing companies such as Live Nation Entertainment's Ticketmaster division, Tickets.com, AXS and Paciolan and upstart providers such as Eventbrite and eTix. Some of these competitors have greater brand recognition, and financial, technical and other resources, than we do.

Competition for Fans

We compete with other live events technology and primary ticketing companies, as well as secondary ticketing companies for ticket sales to fans. We compete on the basis of a number of factors, including our ability to reach fans and provide enhanced fan experiences. The ticketing services industry includes the sale of tickets primarily through online channels, but also through telephone, mobile devices and ticket outlets. In the online environment, we compete with other websites, live events technology and ticketing companies to provide event information, sell tickets and provide other online services. We experience competition from other national, regional and local primary ticketing service providers to reach fans for events. Resale, or secondary, ticketing services have created automated internet "bot" technology to attempt to bypass queues and buy tickets when they go on sale, so that these services may then re-sell those tickets to fans at increased prices. Our main competitors for fans include primary ticketing companies such as Live Nation Entertainment's Ticketmaster division, Tickets.com, AXS and Paciolan, upstart providers such as Eventbrite and eTix and secondary ticketing companies such as StubHub.

Seasonality

Pandora—Internet Radio Service

Our results reflect the effects of seasonal trends in listener and advertising behavior. We expect to experience both higher advertising sales due to greater advertiser demand during the holiday season and increased usage due to the popularity of holiday music during the fourth quarter of each calendar year. In addition, in the first quarter of each calendar year, we expect to experience lower advertising sales due to reduced advertiser demand, and increased usage by listeners due to increased use of media-streaming devices received as gifts during the holiday season. See the section entitled "Business Trends" in Item 7 of this Annual Report on Form 10-K for a more complete description of the seasonality of our financial results.

Ticketing Service

Ticketfly's results reflect the effects of seasonality related to the timing of events. Tickets for festivals, which constitute a significant portion of Ticketfly's business, typically go on sale during the first half of the year. As such, the Ticketfly business has historically experienced an increase in revenue in the first half of each year relative to the fourth quarter of the prior year. We expect these seasonal trends to continue to affect our operating results.

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

We have filed and acquired dozens of active patent applications and issued patents in the United States and other countries. We continue to pursue additional patent protection, both in the United States and abroad where appropriate and cost effective. We intend to hold these patents as part of our strategy to protect and defend Pandora in patent-related litigation. We also acquire patents and patent applications from time to time as part of other transactions.

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

We are the registrant of the internet domain names for our primary websites, pandora.com and ticketfly.com, as well as others related to our current and potential businesses.

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

Customer Concentration

For each of the years ended December 31, 2014, 2015 and 2016, we had no individual customers that accounted for 10% or more of total revenue.

Information About Segment and Geographic Revenue

Information about segment data and geographic revenue is set forth in Note 12 of the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Employees

As of December 31, 2016, we had 2,488 employees. None of our employees are covered by collective bargaining agreements, and we consider our relations with our employees to be good.

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

We changed our fiscal year to the calendar year ending December 31, effective beginning with the period ended December 31, 2013. As a result, the period ended December 31, 2013 was shortened from a year to an eleven-month transition period.

     We file reports with the Securities and Exchange Commission ("SEC"), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any other filings required by the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at investor.pandora.com when such reports are available on the SEC's website. The information on our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Investors and others should note that we use our Investor Relations website, SEC filings, press releases, public conference calls and webcasts as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. We use these channels as well as social media to communicate with the public about the Company, our services and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in the Company to review the information we post on the social media channels listed on our Investor Relations website.

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

Prior to September 15, 2016, we obtained the right to publicly perform music sound recordings on our services in the U.S. primarily through a statutory license at rates set by the Copyright Royalty Board. In 2015 and 2016, we entered into direct license agreements with dozens of music sound recording copyright owners, commonly known as "record labels", with thousands of musical work copyright owners, commonly known as "publishers", and with ASCAP, BMI and SESAC, the three largest performing rights organizations, commonly known as "PROs". In total, these agreements give us the right to add interactive features such as replays, additional skips and offline play to our current ad-supported and subscription radio services in the U.S., which features we introduced on September 15, 2016, and they also give us the right to launch our recently announced on-demand music service in the U.S., Pandora Premium, which we intend to launch in 2017. We continue to rely on the U.S. statutory license to publicly perform music sound recordings that are not covered by our direct licenses with record labels, but those recordings now constitute a small portion of the music that we stream. The direct licenses we have entered into with record labels and publishers are complex and require significant on-going efforts to operationalize, and there is risk that we may not be able to comply with the terms of these licenses, which could result in the loss of some or all of these licenses and some or all of the rights they convey. Similarly, many of these licenses provide that if the licensor loses rights in a portion of the content licensed under the agreement, that content may be removed from the license going-forward. In addition, if we are acquired, certain terms of our direct licenses, including favorable rates for content acquisition costs that currently apply to us, may not be available to an acquiror. If we were to fail to maintain any of these direct licenses, or if rights to certain music were no longer available under these licenses, then we may have to remove the affected music from our services, or discontinue certain interactive features for such music, or it might become commercially impractical for us to launch an on-demand music service. Any of these occurrences could have a material adverse effect on our business, financial condition and results of operations.

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

As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 8, Commitments and Contingencies", certain of our music license agreements contain minimum guarantees and require that we make upfront minimum guarantee payments. As of December 31, 2016, we have future minimum guarantee commitments of $763.0 million. Such minimum guarantees related to our content acquisition costs are not tied to our number of subscribers, active users or the number of sound recordings used on our services. As such, our ability to achieve and sustain profitability and operating leverage on our services depends on our ability to increase our revenue through increased paid subscriptions and advertising sales on terms that maintain an adequate gross margin. Given the multiple-year duration and largely fixed cost nature of these minimum guarantees, if subscriber acquisition and retention or advertising sales do not meet our expectations, our margins may be materially and adversely affected. To the extent subscriber and subscription revenue growth or advertising sales do not meet our expectations, our liquidity and results of operations could also be adversely affected as a result of such minimum guarantees. In addition, the long-term and fixed cost nature of these minimum guarantees may limit our flexibility in planning for, or reacting to, changes in our business and the market segments in which we operate.

We rely on estimates of the market share of licensable content controlled by each content provider to forecast whether such minimum guarantees will be recoupable against our actual content acquisition costs incurred over the duration of the license agreement. To the extent that these market share estimates are incorrect and our actual content acquisition costs for a particular content provider is less than the amount of the minimum guarantee, our margins may be materially and adversely affected.

The rates we must pay for "mechanical rights" to use musical works on our services are set by the Copyright Royalty Board, which is currently in the process of determining these rates for the five-year period beginning January 1, 2018. If these rates increase significantly, it will adversely affect our business.

Our direct licenses with thousands of music publishers provide that the content acquisition payments for the so-called "reproduction rights" or "mechanical rights"—which are implicated in the interactive features that we introduced on September 15, 2016 to our current ad-supported and subscription radio services, and will similarly apply to our forthcoming on-demand music service—are determined in accordance with the rate formula set by the Copyright Royalty Board for the compulsory license made available by Section 115 of the Copyright Act. Further, these rates are also applicable to our use of musical works for which we do not have a direct license with the copyright owners. The current rate structure for the Section 115 compulsory license expires at the end of 2017. The Copyright Royalty Board has commenced proceedings to set the rates for the Section 115 compulsory license for calendar years 2018 to 2022 (the " Phonorecords III Proceedings"), and we are a participant in the Phonorecords III Proceedings. The trial under the Phonorecords III Proceedings is expected to commence in March 2017. The rates established by the Copyright Royalty Board in the Phonorecords III Proceedings may be higher, lower or the same as the rates currently in effect. If the Phonorecords III Proceedings yield rates that exceed the rates that are currently in place, our content acquisition costs may significantly increase, which could materially harm our financial condition and hinder our ability to provide interactive features in our services, or cause one or more of our subscription services to not be economically viable.

If our efforts to attract and retain subscribers or convert ad-supported listeners into subscribers of our subscription offerings are not successful, our business will be adversely affected.

Our ability to continue to attract and retain users of our paid subscription services will depend in part on our ability to consistently provide our subscribers with a quality experience through Pandora Plus and Pandora Premium, our on-demand subscription offering that we intend to launch in 2017. If Pandora Plus subscribers do not perceive that offering to be of value, or if we introduce new or adjust existing features or pricing in a manner that is not favorably received by them, we may not be able to attract and retain subscribers or be able to convince listeners to become subscribers of such additional service offerings. Subscribers may cancel their subscription to our service for many reasons, including a perception that they do not use the service sufficiently, the need to cut household expenses, competitive services that provide a better value or experience or as a result in changes in pricing. Further, in a number of cases, the rates that we pay pursuant to our direct license agreements with record labels are significantly affected by the number of subscribers we are able to attract and retain. If our efforts to attract and retain subscribers are not successful, our business, operating results and financial condition may be adversely affected.

If we are unsuccessful at launching Pandora Premium, our on-demand subscription offering, our business may be adversely affected.

Our acquisition of certain assets of Rdio in December 2015 was intended to facilitate our launch of new subscription offerings that provide additional functionality, including our Pandora Plus service, launched on September 15, 2016, and Pandora Premium, our on-demand subscription offering that we intend to launch in 2017. In addition to the cost of the Rdio assets, the development and launch of such additional service offerings has required and will continue to require significant engineering as well as marketing and other resources. In addition, to support the launch of these services we have entered into direct license agreements with the major record labels, which agreements entail substantial minimum guaranteed content acquisition cost payments by us. There is no assurance that we will be able to successfully develop and launch Pandora

Premium, or obtain and maintain the content license rights to enable the offering of Pandora Plus and Pandora Premium. Further, in a number of cases, our direct license agreements with record labels require that we launch an on-demand subscription offering, and the rates for content acquisition costs payable under certain of our direct license agreements with record labels are significantly affected by the number of subscribers we are able to attract and retain to our subscription services, including Pandora Premium. If we fail to accomplish any of the foregoing, or if the additional service offerings are unsuccessful, we will not realize the benefits of the Rdio asset acquisition or the substantial investment made in the development of such additional product offerings.

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

Our number of listener hours on mobile devices comprised approximately 86% of our total listener hours for the year ended December 31, 2016, and we expect that mobile listener hours will continue to grow more quickly than computer listener hours. The percentage of advertising spending allocated to digital advertising on mobile devices still lags behind that allocated to traditional online advertising. According to eMarketer, the percentage of U.S. advertising spending allocated to advertising on mobile devices was approximately 23% in 2016, compared to approximately 37% for all online advertising. We must therefore continue to convince advertisers of the capabilities of mobile digital advertising opportunities so that they migrate their advertising spend toward demographics and ad solutions that more effectively utilize mobile inventory.

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

We continue to work on initiatives that, if successfully implemented, would increase our number of listener hours on mobile and other connected devices, including efforts to expand the reach of our service by making it available on a variety of devices, such as smartphones and devices connected to or installed in automobiles. In order to effectively monetize such increased listener hours, we must, among other things, convince advertisers to migrate spending to nascent advertising markets, penetrate local advertising markets and develop compelling ad product solutions. We may not be able to effectively monetize inventory generated by listeners using mobile and connected devices, or do so in a time frame that supports our business plans.

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

We have developed a data-driven, programmatic advertising capability for mobile in an effort to take advantage of this trend. However, if adoption of mobile programmatic or demand for our mobile programmatic offering lags behind web-based programmatic technologies and competitive offerings, our ability to grow revenue may be adversely affected.

Emerging industry trends in digital advertising measurement and pricing may pose challenges for our ability to forecast or optimize our advertising inventory, which may adversely impact our advertising revenue.

The digital advertising marketplace is introducing new ways to measure and price advertising inventory. Specifically, the industry is in the process of moving from purchasing ad impressions based on the number of ads served by the applicable ad server to a new “viewable” impression standard (based on number of pixels in view and duration) for select products. In the absence of a uniform industry standard, agencies and advertisers have adopted several different billing standards and measurement methodologies. In addition, measurement services may require technological integrations which are still being evaluated by the industry. As these trends in the industry continue to evolve, our advertising revenue may be adversely affected by the availability, accuracy and utility of the available analytics and measurement technologies as well as our ability to successfully implement and operationalize such technologies and standards.

Our failure to convince advertisers of the benefits of our ad-supported service in the future could harm our business.

For the year ended December 31, 2016, we derived 77% of our revenue from the sale of advertising and expect to continue to derive a substantial majority of our revenue from the sale of advertising in the future. Our ability to attract and retain advertisers, and ultimately to sell our advertising inventory to generate advertising revenue, depends on a number of factors, including:

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

•
ensuring that new ad formats and ad product offerings are attractive to advertisers and that inventory management decisions (such as changes to ad load, frequency, prominence and quality of ads that we serve listeners) do not have a negative impact on listener hours;

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

Selling ads, locally and nationally, requires that we demonstrate to advertisers that our service has substantial reach and usage. Third-party measurement vendors' technology may not reflect our true listening audience and their underlying methodologies are subject to change at any time. In addition, the methodologies we apply to measure the key metrics that we use to monitor and manage our business may differ from the methodologies used by third-party measurement service providers. For example, we calculate listener hours based on the total bytes served for each track that is requested and served from our servers, as measured by our internal analytics systems, whether or not a listener listens to the entire track. By contrast, certain third-party measurement service providers may calculate and report the number of listener hours using a client-based approach, which measures time elapsed during listening sessions. Measurement technologies for mobile and consumer electronic devices may be even less reliable in quantifying the reach, usage and location of our service, and it is not clear whether such technologies will integrate with our systems or uniformly and comprehensively reflect the reach, usage and location of our service. While we have been working with third-party measurement service providers and certain of their measurements have earned Media Ratings Council accreditation, some providers have not yet developed uniform measurement systems that comprehensively measure the reach, usage and location of our service. In order to demonstrate to potential advertisers the benefits of our service, we supplement third-party measurement data with our internal reporting, which may be perceived as less valuable than third-party numbers. If third-party measurement providers report lower metrics than we do, or if there is wide variance among reported metrics, our ability to attract advertisers to our service could be adversely affected.

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

In order to deliver music everywhere our listeners want to hear it, our service must be compatible with mobile, consumer electronic, automobile and website technologies. Our service is accessible in part through both Pandora-developed and third-party developed apps that hardware manufacturers embed in, and distribute through, their devices. Most of our agreements with makers of mobile operating systems and devices through which our service may be accessed, including Apple and Google, are short-term or can be canceled at any time with little or no prior notice or penalty. The loss of these agreements, or the renegotiation of these agreements on less favorable economic or other terms, could limit the reach of our service and its attractiveness to advertisers. Some of these mobile device makers and operating system providers, including Apple, Amazon, Samsung and Google, are now, or may in the future become, competitors of ours, and could stop allowing or supporting access to our service through their products for competitive reasons.

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

Many of our competitors may leverage their existing infrastructure, brand recognition and content collections to augment their services by offering competing internet radio features within a more comprehensive digital music streaming service. We face increasing competition for listeners from a growing variety of music services that deliver music content through mobile phones and other wireless devices. Our direct competitors in the internet radio segment include iHeart Radio, LastFM and other companies in the traditional broadcast and internet radio market. We also directly compete with the non-interactive, internet radio offerings from providers such as Spotify, Apple Music, Tidal, Google Play Music and Slacker, and we compete more broadly with on-demand music streaming services such as Spotify, Apple Music, YouTube, SoundCloud, Google Play Music, Amazon Prime, Rhapsody, and Deezer.

Our competitors also include terrestrial radio and satellite radio services, many of which also broadcast on the internet. Terrestrial radio providers offer their content for free, are well established and accessible to listeners and offer content, such as news, sports, traffic, weather and talk that we currently do not offer. In addition, many terrestrial radio stations have begun broadcasting digital signals, which provide high-quality audio transmission. Satellite radio providers may offer extensive and oftentimes exclusive news, comedy, sports and talk content, national signal coverage and long-established automobile integration. In addition, terrestrial radio pays no content acquisition costs for its use of sound recordings and satellite radio pays a much lower percentage of revenue, 10.5% in 2016 and 11% in 2017, than internet radio providers for use of sound recordings, giving broadcast and satellite radio companies a significant cost advantage. We also compete directly with other emerging non-interactive internet radio providers, which may offer more extensive content libraries than we offer and some of which may be accessed internationally.

We compete for the time and attention of our listeners with providers of other forms of in-home and mobile entertainment. To the extent existing or potential listeners choose to watch cable television, stream video from on-demand services or play interactive video games on their home-entertainment system, computer or mobile phone rather than listen to the Pandora service, these content services pose a competitive threat. We also compete with many other forms of media and services for the time and attention of our listeners, including non-music competitors such as Facebook, Google, Snap, MSN, Yahoo!, Verizon, ABC, CBS, FOX, NBC, The New York Times and the Wall Street Journal, among others.

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

We also compete for listeners on the basis of the presence and visibility of our app, which is distributed via the largest app stores operated by Apple, Google and Amazon. Such distribution is subject to an application developer license agreement in each case. We face significant competition for listeners from these companies, who are also promoting their own digital music and content online through their app stores. Search engines and app stores rank responses to search queries based on the popularity of a website or mobile application, as well as other factors that are outside of our control. Additionally, app stores often offer users the ability to browse applications by various criteria, such as the number of downloads in a given time period, the length of time since a mobile app was released or updated, or the category in which the application is placed. The websites and mobile applications of our competitors may rank higher than our website and our Pandora app, and our app may be difficult to locate in app stores, which could draw potential listeners away from our service and toward those of our competitors. In addition, our competitors’ products may be pre-loaded or integrated into consumer electronics products or automobiles, creating an initial visibility advantage. If we are unable to compete successfully for listeners against other digital media providers by maintaining and increasing our presence and visibility online, in app stores and in consumer electronics products and automobiles, our listener hours may fail to increase as expected or decline and our business may suffer. Additionally, should any of these parties reject our app from their app store or amend the terms of their license in such a way that inhibits our ability to distribute our apps, or negatively affects our economics in such distribution, our ability to increase listener hours and sell advertising would be adversely affected, which would reduce our revenue and harm our operating results.

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

We currently operate the Pandora service in the United States, Australia and New Zealand. In Australia and New Zealand, we have licenses from copyright owners to provide our ad-supported and subscription radio services without the additional interactive features that we introduced in the U.S. on September 15, 2016, and we do not yet have the necessary licenses from copyright owners to launch an on-demand music service in Australia or New Zealand. Therefore, in order to introduce interactive features into our existing services in Australia and New Zealand, or to launch an on-demand music service there, or to launch any interactive or non-interactive music streaming service anywhere else in the world, we will need to negotiate and execute license agreements with the necessary rights holders. We may not be able to obtain all of the necessary rights to expand our service offerings on commercially viable terms, or at all. If we are not able to obtain the necessary licenses on commercially viable terms, then we will not be able to proceed with our international service expansion plans, and our growth could suffer materially. This could adversely affect our business, financial condition and results of operations.

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

We have recently acquired and may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our service, enhance our technical capabilities or otherwise offer growth opportunities. For example, in 2015, we acquired Next Big Sound, Ticketfly and certain assets of Rdio. These acquisitions, and our pursuit of future potential acquisitions, may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. In addition, we have limited experience acquiring and integrating other businesses. We may be unsuccessful in integrating our recently acquired businesses or any additional business we may acquire in the future. For instance, our acquisition in December 2015 of certain assets of Rdio in order to facilitate our intention to launch an on-demand service, has required and will continue to require time and resources. There is no assurance that we will be able to successfully launch an on-demand service, if at all, and if we fail to launch an on-demand service or a new service is unsuccessful, we will not realize the benefits of this acquisition.

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

We use DoubleClick’s ad-serving platform to deliver and monitor most of the ads for our ad-supported service. There can be no assurance that our agreement with DoubleClick, which is owned by Google, will be extended or renewed upon expiration, that we will be able to extend or renew our agreement with DoubleClick on terms and conditions favorable to us or that we could identify another alternative vendor to take its place. Our agreement with DoubleClick also allows DoubleClick to terminate our relationship before the expiration of the agreement on the occurrence of certain events, including material breach of the agreement by us, and to suspend provision of the services if DoubleClick determines that our use of its service violates certain security, technology or content standards.

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

Since our inception in 2000, we have incurred significant net operating losses and, as of December 31, 2016, we had an accumulated deficit of $709.6 million. A key element of our strategy is to increase the number of listeners and listener hours to increase our industry penetration, including the number of listener hours on mobile and other connected devices. However, as our number of listener hours increases, our content acquisition costs also increase. In addition, we have adopted a strategy to invest in our operations in advance of, and to drive, future revenue growth. This strategy includes recently completed acquisitions and other initiatives. As a result of these trends, we have not in the past generated, and may not in the future generate, sufficient revenue from the sale of advertising and subscriptions, or new revenue sources, to offset our expenses. In addition, we plan to continue to invest heavily in our operations to support anticipated future growth. As a result of these factors, we expect to incur annual net losses in the near term.

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

Federal, state and industry regulations as well as self-regulatory programs related to privacy and data security pose the threat of lawsuits and other liability, require us to expend significant resources for compliance, and may hinder our ability and our advertisers’ ability to deliver certain types of advertising.

We collect and utilize demographic and other information from and about our listeners and artists as they interact with our service, including information which could fall under a definition of "personally identifiable information" under various state and federal laws. For example, to register for a Pandora account, our listeners self-report the following information: birth year, gender, zip code and e-mail address. Listeners must also provide their credit card or debit card numbers and other billing information if they choose to take advantage of additional service offerings, such as Pandora Plus or Ticketfly. We also may collect location information from listeners who have enabled this feature on their mobile or other devices, information listeners provide on their profile page or in using other community or social networking features that are part of our service, or information listeners provide when they participate in polls or contests or sign up to receive e-mail newsletters. Further, we and third parties use tracking technologies, including "cookies" and related technologies, to help us manage and track our listeners’ interactions with our service and deliver relevant advertising. We also collect information from and track artists’ activity on our Pandora Artist Marketing Platform. Third parties may, either without our knowledge or consent, or in violation of contractual prohibitions, obtain, transmit or utilize our listeners’ or artists’ personally identifiable information, or data associated with particular users, devices or artists.

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

Existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations, and various federal and state legislative and regulatory bodies, as well as foreign legislative and regulatory bodies, may expand current or enact new laws regarding privacy and data security-related matters. We may find it necessary or desirable to join self-regulatory bodies or other privacy-related organizations that require compliance with their rules pertaining to privacy and data security. We are also bound by our public-facing privacy statement, which sets forth the ways in which we collect, use and share information. We also may be bound by contractual obligations that limit our ability to collect, use, disclose and leverage listener data and to derive economic value from it. New laws, amendments to or re-interpretations of existing laws, rules of self-regulatory bodies, industry standards and contractual obligations, as well as changes in our listeners’ expectations and demands regarding privacy and data security, may limit our ability to collect, use and disclose, and to leverage and derive economic value from listener data. We may also be required to expend significant resources to adapt to these changes and to develop new ways to deliver relevant advertising or otherwise provide value to our advertisers. In particular, government regulators have proposed "do not track" mechanisms, and requirements that users affirmatively "opt-in" to certain types of data collection and use that, if enacted into law or adopted by self-regulatory bodies or as part of industry standards, could significantly hinder our ability to collect and use data relating to listeners. Restrictions on our ability to collect, access and harness listener data, or to use or disclose listener data or any profiles that we develop using such data, could in turn limit our ability to stream personalized music content to our listeners and offer targeted advertising opportunities to our advertising customers, each of which are critical to the success of our business.

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

While we have determined that our internal control over financial reporting was effective as of December 31, 2016, as indicated in "Controls and Procedures Management's Report on Internal Control over Financial Reporting", we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at year-end, we will be unable to assert that such internal control is effective at year-end. If we are unable to assert that our internal control over financial reporting is effective at year-end, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our business and the price of our common stock.

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

We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it more difficult for us to comply. We are currently accredited against, and in compliance with, the Payment Card Industry Data Security Standard, or PCI DSS, the payment card industry’s security standard for companies that collect, store or transmit certain data regarding credit and debit cards, credit and debit card holders and credit and debit card transactions. Currently we comply with PCI DSS version 3.2 as a Level 2 merchant. Ticketfly is a Level 2 merchant and has been given an extension by certain credit card networks to recertify that it is in compliance with PCI DSS. Ticketfly previously received an extension until January 2017 from Visa to recertify that it is in compliance with PCI DSS and, as of February 2017, has been assessed fines for non-compliance. While we plan that Ticketfly will recertify that it is in compliance with PCI DSS, there is no guarantee that Pandora or Ticketfly will maintain PCI DSS compliance. Our failure to comply fully with PCI DSS in the future could violate payment card association operating rules, federal and state laws and regulations and the terms of our contracts with payment processors and merchant banks. Such failure to comply fully also could subject us to fines, penalties, damages and civil liability, and could result in the loss of our ability to accept credit and debit card payments. Further, there is no guarantee that PCI DSS compliance will prevent illegal or improper use of our payment systems or the theft, loss, or misuse of data pertaining to credit and debit cards, credit and debit card holders and credit and debit card transactions.

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

At December 31, 2016, we had federal net operating loss carryforwards of approximately $818.5 million and tax credit carryforwards of approximately $14.8 million. At December 31, 2016, we had state net operating loss carryforwards of approximately $552.2 million and tax credit carryforwards of approximately of $21.5 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, ("the Code"), if a corporation undergoes an "ownership change," the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an "ownership change" will occur if there is a cumulative change in our ownership by "5-percent shareholders" that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. As a result of prior equity issuances and other transactions in our stock, we have previously experienced "ownership changes" under section 382 of the Code and comparable state tax laws. We may also experience ownership changes in the future as a result of other future transactions in our stock. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards or other pre-change tax attributes to offset United States federal and state taxable income may be subject to limitations.

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

We believe that our success depends on the contributions of our executive officers as well as our ability to attract and retain qualified sales, technical and other personnel. All of our employees, including our executive officers, are free to terminate their employment relationship with us at any time, and their knowledge of our business and industry may be difficult to replace. Qualified individuals are in high demand, particularly in the digital media industry and in the San Francisco Bay Area, where our headquarters is located, and in New York, and we may incur significant costs to attract them. If we are unable to attract and retain our executive officers and key employees, we may not be able to achieve our strategic objectives, and our business could be harmed. We use stock-based and other performance-based incentive awards such as restricted stock units and cash bonuses to help attract, retain, and motivate qualified individuals. If our stock-based or other compensation programs cease to be viewed as competitive and valuable benefits, our ability to attract, retain, and motivate employees could be weakened, and our business could be harmed.

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

Our financial condition is affected by worldwide economic conditions and their impact on advertising spending. Expenditures by advertisers generally tend to reflect overall economic conditions, and reductions in spending by advertisers could have a serious adverse impact on our business. In addition, we provide an entertainment service, and payment for our Pandora Plus subscription service may be considered discretionary on the part of some of our current and prospective subscribers or listeners who may choose to use a competing free service or to listen to Pandora without subscribing. To the extent that overall economic conditions reduce spending on discretionary activities, our ability to retain current and obtain new subscribers could be hindered, which could reduce our subscription revenue and negatively impact our business.

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

In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. See Note 7, "Debt Instruments." If one or more holders elect to convert their Notes, we may elect to satisfy our conversion obligation in whole or in part through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

The trading price of our common stock has been and is likely to continue to be volatile. In addition to the risk factors described in this section, and elsewhere in this Annual Report on Form 10-K, additional factors that may cause the price of our common stock to fluctuate include, but are not limited to:

•	our actual or anticipated operating performance and the operating performance of similar companies in the internet, radio or digital media spaces;

•	our ability to grow active users and listener hours;

•	competitive conditions and developments;

•	our actual or anticipated achievement of financial and non-financial key operating metrics;

•	general economic conditions and their impact on advertising spending;

•	the overall performance of the equity markets;

•	threatened or actual litigation or regulatory proceedings, including the current Phonorecords III rate proceedings in the CRB;

•	changes in laws or regulations relating to our service;

•	any major change in our board of directors or management;

•	publication of research reports about us or our industry or changes in recommendations or withdrawal of research coverage by securities analysts; and

•	sales or expected sales of shares of our common stock by us, and our officers, directors and significant stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Pandora

Pandora's principal executive offices are located in Oakland, California, under a lease for 233,094 square feet of office space, expiring on September 30, 2020. Ticketfly's principal executive offices are located in San Francisco, California in an office building with 23,826 square-feet, under a lease expiring on May 31, 2022. We also lease regional offices in Atlanta, Georgia; Chicago, Illinois; Dallas, Texas; Detroit, Michigan; New York, New York; San Francisco, California; and Santa Monica, California and local sales offices at various locations throughout the United States. We also lease offices in Australia, New Zealand, Canada and the United Kingdom.

Our data centers are located in colocation facilities operated by Equinix in San Jose, California and Ashburn, Virginia as well as by Digital Realty Trust in Chicago, Illinois and Oakland, California. In 2016, we also added a facility in San Jose, California operated by InfoMart, LLC. These data centers are designed to be fault-tolerant and operate at maximum uptime. Backup systems in California and Virginia can be brought online in the event of a failure at the other data centers. These redundancies enable fault tolerance and will also support our continued growth.

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

ITEM 3. LEGAL PROCEEDINGS

The material set forth in the section entitled "Legal Proceedings" in Note 8 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has traded on The New York Stock Exchange ("NYSE") under the symbol "P" since June 15, 2011. Our initial public offering was priced at $16.00 per share on June 14, 2011. The following table sets forth the range of high and low intra-day sales prices per share of our common stock for the periods indicated, as reported by the NYSE.

	High	Low
Year ended December 31, 2016
First quarter (January 1, 2016 - March 31, 2016)	$12.25	$7.88
Second quarter (April 1, 2016 - June 30, 2016)	$12.52	$8.17
Third quarter (July 1, 2016 - September 30, 2016)	$14.63	$12.00
Fourth quarter (October 1, 2016 - December 31, 2016)	$14.77	$10.42

Year Ended December 31, 2015
First quarter (January 1, 2015 - March 31, 2015)	$18.52	$14.63
Second quarter (April 1, 2015 - June 30, 2015)	$19.02	$15.54
Third quarter (July 1, 2015 - September 30, 2015)	$21.34	$13.81
Fourth quarter (October 1, 2015 - December 31, 2015)	$21.98	$11.51

On December 31, 2016, the closing price per share of our common stock as reported on the NYSE was $13.04. As of December 31, 2016, there were approximately 87 holders of record of our common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a large portion of our common stock is held through brokerage firms.

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

The following graph shows a comparison from June 15, 2011, the date our common stock commenced trading on the NYSE, through December 31, 2016 of the total cumulative return of our common stock with the total cumulative return of the New York Stock Exchange Composite Index (the "NYA Composite"), the Global X Social Media Index (the "SOCL") and the SPDR Morgan Stanley Technology MTK Index (the "MTK"). The figures represented below assume an investment of $100 in our common stock at the closing price of $17.42 on June 15, 2011 and in the NYA Composite and MTK on the same date. The SOCL was modeled from the inception of the index on November 15, 2011. Data for the NYA Composite, MTK and SOCL assume reinvestment of dividends. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Total Return Among Pandora Media, Inc.,
New York Stock Exchange Composite Index, Global X Social Media Index and
SPDR Morgan Stanley Technology MTK Index

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial and other data should be read in conjunction with, and are qualified by reference to, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our audited consolidated financial statements and the accompanying notes included elsewhere in this report. The consolidated statement of operations data for the year ended January 31, 2013 and the eleven months ended December 31, 2013 and the consolidated balance sheet data as of January 31, 2013 and December 31, 2014 were derived from our audited consolidated financial statements not included in this report. The consolidated statements of operations data for the years ended December 31, 2014, 2015 and 2016, and the consolidated balance sheet data as of December 31, 2015 and 2016 were derived from our audited consolidated financial statements included in this report. The consolidated statements of operations for the years ended December 31, 2015 and 2016 include Ticketfly results for the two months ended December 31, 2015 and the year ended December 31, 2016, and the consolidated balance sheets as of December 31, 2015 and 2016 include Ticketfly's financial position as of December 31, 2015 and 2016. The consolidated statement of operations data for the eleven months ended December 31, 2012 is unaudited. Our unaudited consolidated financial statements were prepared on a basis consistent with our audited consolidated financial statements and include, in our opinion, all adjustments, consisting of normal recurring adjustments that we consider necessary for a fair presentation of the financial information set forth in those statements included elsewhere in this report.

The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

	Year ended January 31,	Eleven months ended December 31,		Year ended December 31,
	2013	2012	2013	2014	2015	2016
	(in thousands, except per share data)
Total revenue	$427,145	$389,484	$600,233	$920,802	$1,164,043	$1,384,826
Net loss attributable to common stockholders	(38,148)	(24,462)	(27,017)	(30,406)	(169,661)	(342,978)
Net loss per share, basic and diluted	(0.23)	(0.15)	(0.15)	(0.15)	(0.79)	(1.49)
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	168,294	167,956	180,968	205,273	213,790	230,693

Key Metrics (unaudited):(1)

	Year ended January 31,	Eleven months ended December 31,		Year ended December 31,
	2013	2012	2013	2014	2015	2016
	(in billions)
Listener hours	14.01	12.56	15.31	20.03	21.11	21.96

	As of January 31,	As of December 31,
	2013	2013	2014	2015	2016
	(in millions)
Active users	65.6	76.2	81.5	81.1	81.0
(1) Listener hours and active users are defined in the section entitled "Key Metrics" in Item 7 of this Annual Report on Form 10-K.

	As of January 31,	As of December 31,
	2013	2013	2014	2015	2016
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$65,725	$245,755	$175,957	$334,667	$199,944
Working capital	82,644	362,777	439,254	451,675	371,704
Total assets	218,832	673,335	749,290	1,240,657	1,184,810
Long-term debt, net	—	—	—	234,577	342,247
Total liabilities	119,843	165,104	165,933	497,270	630,551
Common stock and additional paid-in capital	238,569	675,123	781,030	1,110,562	1,264,717
Total stockholders' equity	98,989	508,231	583,357	743,387	554,259

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

Overview

Pandora—Internet Radio Service

Pandora is the world’s most powerful music discovery platform, offering a personalized experience for each of our listeners wherever and whenever they want to listen to music—whether through earbuds, car speakers or live on stage. Our vision is to be the definitive source of music discovery and enjoyment for billions. Pandora is available as an ad-supported service or as a subscription service, which we call Pandora Plus. The majority of our listener hours occur on mobile devices, with the majority of our revenue generated from advertising on our ad-supported service on these devices. We offer both local and national advertisers the opportunity to deliver targeted messages to our listeners using a combination of audio, display and video advertisements. We also generate revenue from subscriptions to Pandora Plus. Founded by musicians, Pandora also empowers artists with valuable data and tools to help grow their careers and connect with their fans.

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

For the year ended December 31, 2016, we streamed 21.96 billion hours of internet radio, and as of December 31, 2016, we had 81.0 million active users during the prior 30-day period. Since we first launched our ad-supported service in 2005, our listeners have created over 11 billion stations.

We currently provide the Pandora service through two models and have announced an additional service model to be launched in 2017:

•
Ad-Supported Service. Our ad-supported service allows listeners to access our music and comedy catalogs and personalized playlist generating system for free across all of our delivery platforms. Beginning on September 15, 2016, our ad-supported service includes new features such as the ability to obtain more skips and replay tracks by watching an advertisement.

•
Subscription Service—Pandora Plus. Our new subscription service, Pandora Plus, launched in the United States on September 15, 2016. Prior to the launch of Pandora Plus, we operated a subscription service called Pandora One. Pandora Plus and Pandora One are premium monthly or annual paid versions of the Pandora service, which include advertisement-free access, higher quality audio on supported devices and longer timeout-free listening. Pandora Plus includes additional features, such as replays, additional skipping and offline listening.

•
Subscription Service—Pandora Premium. In December 2016, we unveiled our new on-demand music subscription service, Pandora Premium, which will launch to users in 2017. Pandora Premium will be a paid version of the Pandora service that offers a unique, on-demand experience, providing users with the ability to search, play and collect songs and albums, build playlists on their own or with the tap of a button and automatically generate playlists based on the user’s listening activity.

A key element of our strategy is to make the Pandora service available everywhere that there is internet connectivity. To this end, we make the Pandora service available through a variety of distribution channels. In addition to streaming our service to computers, we have developed Pandora mobile device applications ("apps") for smartphones and mobile operating systems, such as the iPhone and Android and for tablets, including the iPad and Android tablets. We distribute those mobile apps free to listeners via app stores.

Pandora Plus launched in September 2016, and Pandora Premium will launch to users in 2017. The development and launch of our new service offerings have and will continue to require significant engineering effort, as well as marketing, and other resources. In addition, to support the launch of these services we have entered into direct license agreements with major and independent record labels, some of which include substantial minimum guarantee payments. In order for Pandora Plus and Pandora Premium to be successful, we will need to attract subscribers to these new service offerings. The market for subscription-based music services, including on-demand services, is intensely competitive, and our ability to realize a return on our investments in these new service offerings will depend on our ability to leverage the existing audience of our ad-supported service, our brand awareness and our ability to deliver differentiated subscription services with features and functionality that listeners find attractive. Refer to our discussion of these matters in Item 1A—"Risk Factors".

Ticketing Service

We operate our ticketing service through our subsidiary Ticketfly, a leading live events technology company that provides ticketing and marketing software and services for our clients, which are venues and event promoters, across North America. Ticketfly's ticketing, digital marketing and analytics software helps promoters book talent, sell tickets and drive in-venue revenue, while Ticketfly's consumer tools help fans find and purchase tickets to events. Tickets are primarily sold through the Ticketfly platform but are also sold through other channels such as box offices. We completed the acquisition of Ticketfly on October 31, 2015. In the year ended December 31, 2016, Ticketfly provided ticketing services for approximately 115,000 live events, for which approximately 15.2 million tickets, excluding box office sales, were sold to approximately to 5.3 million unique ticket buyers, which resulted in more than $615.0 million in gross transaction value, excluding box office sales.

Ticketfly's platform provides ticketing and marketing services for venues and event promoters across North America and makes it easy for fans to find and purchase tickets to events, and also gives artists a means to more effectively promote their events. We intend to expand our ticketing service by connecting our listeners to events through our internet radio service.

Recent Events

Content Acquisition License Agreements
In 2015 and 2016, we signed direct license agreements with major and independent labels and distributors for sound recordings as well as publishers and composers for the musical works contained in such sound recordings. These agreements allow us to provide new and improved products that include enhanced features such as replays of sound recordings, additional skipping capability, offline stations and on-demand listening. Certain of these license agreements include minimum guarantee payments, some of which are paid in advance. These minimum guarantee payments resulted in a material impact to the prepaid content acquisition costs line item in our consolidated balance sheets. Refer to Note 2 "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements for further details on our prepaid content acquisition costs policy and minimum guarantees.

Pandora Plus, Pandora Premium and New Ad-Supported Service Features

In September 2016, we announced the launch of our new subscription service, Pandora Plus, in the United States. The updated service, which is a premium paid version of the Pandora service that includes advertisement-free access, also includes replays, additional skipping and offline listening. In addition, new features were also added to our ad-supported service, allowing listeners to skip more songs and replay songs by viewing a video ad.

In December 2016, we unveiled our new on-demand music subscription service, Pandora Premium, which will launch to users in 2017. Pandora Premium will be a paid version of the Pandora service that offers a unique, on-demand experience, providing users with the ability to search, play and collect songs and albums, build playlists on their own or with the tap of a button and automatically generate playlists based on the user’s listening activity.

Factors Affecting our Business Model
Content Acquisition Costs
Prior to signing direct license agreements with major and independent labels and distributors, we paid performance rights royalties for the sound recordings we streamed on our ad-supported service and our prior subscription service, Pandora One, according to the rates set by the Copyright Royalty Board on December 16, 2015 (the "Web IV Proceeding"). The rates for non-

subscription services, such as our ad-supported service, were set at $0.0017 per play and the rates for subscription services, such as Pandora One, were set at $0.0022 per play for 2016.

In 2015 and 2016, we signed direct license agreements with major and independent music labels and distributors for sound recordings as well as publishers and composers for the musical works contained in such sound recordings. Subsequent to September 15, 2016, we began paying content acquisition costs based on the terms of these license agreements for the significant majority of the sound recordings we stream on our ad-supported service and Pandora Plus. Content acquisition costs for sound recordings we will stream on Pandora Premium will also be based on the terms of these license agreements. Depending on the applicable service, these license agreements generally require us to pay either a per-performance fee based on the number of sound recordings we transmit, a percentage of revenue associated with the service, or a per-subscriber minimum amount, all generally subject to certain discounts. Certain of these license agreements require minimum guarantee payments, some of which are paid in advance. Refer to Note 2 "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements for further details on our prepaid content acquisition costs policy and minimum guarantees.

If we have not entered into a direct license agreement with the copyright owner of a particular sound recording that is streamed on our services, we stream that sound recording pursuant to the statutory license and pay the applicable Web IV Proceeding rate. Enhanced features of our services, such as replays, additional skipping and offline listening, are not available for sound recordings streamed under the statutory license and paid at the Web IV Proceeding rates.

Content acquisition costs for musical works are negotiated with and paid to performing rights organizations ("PROs") such as ASCAP, BMI, SESAC and Global Music Rights and directly to publishing companies. In 2015 and 2016, we signed direct licenses with PROs and thousands of music publishers. Prior to September 15, 2016, the combined effect of these licenses was that each copyright holder received its usage-based and ownership-based share of a royalty pool equal to 20% of the content acquisition costs paid by us for sound recordings on the respective tier of service. Subsequent to September 15, 2016, this calculation still applies to our ad-supported service, but content acquisition costs for the streaming of musical works on our subscription services are equal to the rates determined in accordance with the statutory license set forth in 17 U.S.C. §115 ("Section 115"). If we have not entered into a direct license agreement with the copyright owner of a particular musical work, or a PRO representing the copyright owner, then we stream that musical work pursuant to the Section 115 statutory license and pay the applicable rate.

The current rate structure for the statutory license for reproduction rights under Section 115 expires at the end of 2017. We are currently one of five commercial music service operators (along with Amazon, Apple, Google and Spotify) participating in rate-setting proceedings in which three judges of the CRB will determine the Section 115 rates for calendar years 2018 to 2022 (the "Phonorecords III Proceedings"). The Nashville Songwriters Association International, the National Association of Music Publishers and George Johnson Music Publishing are also participating in the Phonorecords III Proceedings. A trial before the CRB is expected to commence in March 2017, and the CRB is expected to render a decision prior to the end of 2017. The rates established by the CRB in the Phonorecords III Proceedings may be higher, lower or the same as the rates currently in effect.

The Phonorecords III Proceedings are important to us because our direct licenses with music publishers reference the Section 115 rates. As a result, any increase in the Section 115 rates would increase our content acquisition costs, which, if such increase were substantial, could materially harm our financial condition and hinder our ability to provide interactive features in our services, or cause one or more of our subscription services to not be economically viable.

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

•
Cost of Revenue—Content Acquisition Costs—Ad-Supported Service. We pay content acquisition costs to the copyright owners and performers, or their agents, of each sound recording that we stream, as well as to the publishers and songwriters, or their agents, for the musical works embodied in each of those sound recordings, subject to certain exclusions. Subsequent to September 15, 2016, the majority of the content acquisition costs related to our ad-supported service are driven by direct license agreements with major and independent labels and distributors, as discussed above in "Factors Affecting Our Business Model—Content Acquisition Costs". Certain of these license agreements include minimum guarantee payments, some of which are paid in advance. Refer to Note 2 "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements for further details on our prepaid content acquisition costs policy and minimum guarantees.

As a result of the structure of our license agreements, our ability to achieve and sustain profitability and operating leverage on our ad-supported service depends on our ability to increase our revenue per hour of streaming through increased advertising revenue across all of our delivery platforms.

Subscription Services

We monetize our subscription services through subscription payments made by users of the services. We drive subscriber growth in our subscription services by providing the world's most powerful music discovery platform, offering a personalized experience for each of our listeners. In addition, we invest in marketing and free-trials to promote our service.

Our total number of paid subscriptions is a key driver for both subscription revenue and, subsequent to September 15, 2016, content acquisition costs related to our subscription services, which is the largest component of our subscription-related expenses. In order to drive greater subscription revenue, we must increase the number of new subscribers to our subscription services and minimize the number of current subscribers who discontinue their subscriptions.

•
Subscription Revenue. Our subscription revenue depends upon the number of paid subscriptions we are able to sell and the price that our subscribers pay for those subscriptions. Our ability to attract subscribers depends in large part on our ability to offer features and functionality on our subscription services that are valued by consumers within desired demographics, on terms that are attractive to those consumers, and still enable us to maintain adequate gross margins.

•
Cost of Revenue—Content Acquisition Costs—Subscription Services. We pay content acquisition costs to the copyright owners, performers, songwriters, or their agents, subject to certain exclusions. Subsequent to September 15, 2016 and the launch of Pandora Plus, the majority of our content acquisition costs related to our subscription service are generally driven by direct license agreements with major and independent labels and distributors, PROs and publishers, as discussed above in "Factors Affecting Our Business Model - Content Acquisition Costs". Certain of these license agreements include minimum guarantee payments, some of which are paid in advance. Refer to Note 2 "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements for further details on our prepaid content acquisition costs policy and minimum guarantees.

Given the structure of our license agreements for our subscription services, the majority of our content acquisition costs increase as subscription revenue increases and are subject to minimum guarantee payments. As such, our ability to achieve and sustain profitability and operating leverage on our subscription services depends on our ability to increase our revenue through increased paid subscriptions on terms that maintain an adequate gross margin. Refer to our discussion of these matters in Item 1A—"Risk Factors".

Key Metrics

Change in Key Metrics

Beginning in the quarter ended December 31, 2016, we are reporting updated key metrics on a prospective basis as a result of a change in our service offerings discussed in the "Recent Events" section above. We have discontinued our previous key metrics as of October 1, 2016 and have determined that the impact of the new key metrics from the period of the launch of Pandora Plus on September 15, 2016 to September 30, 2016 is not material. As such, we have reported our results for the nine months ended September 30, 2016 under our previous metrics and our results for the quarter ended December 31, 2016 under our new metrics. Metrics for the nine months ended September 30, 2016 are compared to the results for the nine months ended September 30, 2015. Certain of our new key metrics are not comparable to prior periods given the lack of history of our new service offerings. As such, these metrics have not been presented for, nor compared against, these periods. Key metrics that did not change are presented for the year ended December 31, 2016 and are compared to the results for the year ended December 31, 2015.

The below tables summarize the changes in our key metrics, the periods for which each metric is presented and the comparable prior year period.

New metrics
Metric	Period presented	Comparable period
Paid subscribers	As of December 31, 2016	As of September 30, 2016
Net new paid subscribers	Quarter ended December 31, 2016	N/A
Penetration rate	As of December 31, 2016	N/A
ARPU	Quarter ended December 31, 2016	N/A
LPU	Quarter ended December 31, 2016	N/A

Metrics with no change
Metric	Period presented	Comparable period
Active users - all services	As of December 31, 2016	As of December 31, 2015
Advertising listener hours	Year ended December 31, 2016	Year ended December 31, 2015
Subscription listener hours	Year ended December 31, 2016	Year ended December 31, 2015
Total listener hours	Year ended December 31, 2016	Year ended December 31, 2015
Advertising RPM	Year ended December 31, 2016	Year ended December 31, 2015
Advertising LPM	Year ended December 31, 2016	Year ended December 31, 2015

Discontinued metrics
Metric	Period presented	Comparable period
Subscription RPM	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Subscription LPM	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Total RPM	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Total LPM	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Ad-based active users	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Total users	Nine months ended September 30, 2016	Nine months ended September 30, 2015

Total service

We will continue to report our total active users on a trailing 30-day basis and listener hours across all services.

Ad-supported service

For our ad-supported service, we will continue to report advertising revenue per thousand listener hours ("RPMs"), licensing costs per thousand listener hours ("LPMs") and listener hours.

We will no longer report ad-based active users, as we no longer assess our performance based on this metric.

Subscription services—total

For our subscription services on an aggregate basis, we will provide detail of the change in paid subscribers, which will include paid subscribers at the beginning of the period, net new paid subscribers in the period and paid subscribers at the end of the period. We will also report listener hours for our subscription services on an aggregate basis.

We will no longer report subscription RPMs nor LPMs for our total subscription service, as neither revenue nor costs are driven by listening hours for subscriptions given the terms of our license agreements for recorded music with major and independent labels, distributors and publishers.

Pandora Plus and Pandora Premium

For each of our Pandora Plus and Pandora Premium subscription services, we will report paid subscribers at the end of the period, penetration rate, average revenue per paid subscriber ("ARPU") and average licensing costs per paid subscriber ("LPU").

We will not report subscription RPMs nor LPMs for Pandora Plus or Pandora Premium, as neither revenue nor costs are driven by listening hours for subscriptions given the terms of our license agreements.

The below key metrics do not include amounts related to our ticketing service, unless otherwise specifically stated.

New Key Metrics—Quarter Ended December 31, 2016

Subscription Service—Total

Paid Subscribers

Paid subscribers are defined as the number of distinct users that have current, paid access to our subscription service as of the beginning or the end of the period. Net new subscribers are defined as the net number of distinct new users that have paid for access to our subscription service in the period. We track paid subscribers because it is a key indicator of the growth of our subscription services.

The below table sets forth the detail of the change in paid subscribers in the quarter ended December 31, 2016, which includes paid subscribers as of September 30, 2016, net new subscribers during the quarter ended December 31, 2016 and paid subscribers as of December 31, 2016.

Subscribers
(in millions)
Paid subscribers as of September 30, 2016	4.01
Net new paid subscribers	0.38
Paid subscribers as of December 31, 2016	4.39

Penetration rate

Penetration rate is defined as paid subscribers divided by total trailing 30-day active users. We track penetration rate as it is an indicator of the relative scale of our subscriber base. Our penetration rate as of December 31, 2016 was 5.4%.

ARPU and LPU

ARPU is defined as average monthly revenue per paid subscriber on our subscription services. LPU is defined as average monthly content acquisition costs per paid subscriber on our subscription services. We believe ARPU to be the central top-line indicator for evaluating the results of our monetization efforts on our subscription services. We track LPU because it is a key measure of our ability to manage costs for our subscription services. The below table sets forth our ARPU and LPU for our subscription services for the quarter ended December 31, 2016.

Quarter ended December 31,
2016
ARPU	$4.73
LPU	$3.12

Key Metrics that Did Not Change—Year Ended December 31, 2016

The below key metrics did not change under our new service offerings. As such, we have reported these for the year ended December 31, 2016.

Total Service

Listener hours

We track listener hours because it is a key indicator of the growth of our business and the engagement of our listeners. Beginning with the listener hours disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, we include listener hours related to our non-radio content offerings in the definition of listener hours. These offerings include non-music content such as podcasts, as well as custom music content such as Pandora Premiers and artist mixtapes. Historically, listener hours related to non-radio content represented a negligible number of listener hours. Including non-radio content in the listener hours we have previously reported for 2014 and 2015 would not have changed the reported listener hours for any such period. We calculate listener hours based on the total bytes served for each track that is requested and served from our servers, as measured by our internal analytics systems, whether or not a listener listens to the entire track. For non-music content such as podcasts, episodes are divided into approximately track-length parts, which are treated as tracks under this definition. To the extent that third-party measurements of listener hours are not calculated using a similar server-based approach, the third-party measurements may differ from our measurements.

The table below sets forth the total listener hours for our advertising and subscription services for the years ended December 31, 2014, 2015 and 2016.

	Year ended December 31,
	2014	2015	2016
Service	Listener hours (in billions)
Advertising	17.58	18.47	19.17
Subscription	2.45	2.64	2.79
Total	20.03	21.11	21.96

Active users

We track the number of active users as an additional indicator of the breadth of audience we are reaching at a given time. We define active users as the number of distinct registered users, including subscribers that have requested audio from our servers within the trailing 30 days to the end of the final calendar month of the period. The number of active users may overstate the number of unique individuals who actively use our service within a month as one individual may register for, and use, multiple accounts. Beginning with the active users disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, we include active users who only request non-radio content offerings in the definition of active users. Including users who only request non-radio content in the calculation of active users would not have materially changed the reported active users for 2014 or 2015.
The table below sets forth our total active users for all services as of December 31, 2015 and 2016.

	As of December 31,
	2015	2016
	(in millions)
Active users - all services	81.1	81.0
Advertising-based service

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

Advertising LPMs

Prior to September 15, 2016, advertising LPMs were relatively fixed content acquisition costs with scheduled annual rate adjustments, per thousands of listener hours. Subsequent to September 15, 2016, LPMs are our content acquisition costs as calculated either under the rates set by our license agreements with record labels, PROs and music publishers or under the Web IV rates if we have not entered into a license agreement with the copyright owner of a particular sound recording, in each case per thousands of listener hours.

Historically, we provided estimates of disaggregated ad RPMs and related LPMs for our computer platform as well as our mobile and other connected devices platforms. Starting in the quarter ended March 31, 2016, we no longer present disaggregated RPMs or LPMs for our computer or mobile and other connected devices platforms. Previously, we had provided this information in order to demonstrate the potential monetization expansion opportunity as mobile and other connected devices markets matured. Revenue and listener hours for mobile and other connected devices have since grown to represent the significant majority of our total revenue and listener hours. In addition, we currently manage the business to optimize revenue across our device platforms and thus we no longer assess our performance on a disaggregated basis. As such, we no longer believe this disaggregation is relevant.

Period-to-period results should not be regarded as precise nor can they be relied upon as indicative of results for future periods. In addition, as our business matures and in response to technological evolutions, we anticipate that the relevant indicators we monitor for evaluating our business may change.

The table below sets forth our RPMs and LPMs for our ad-supported service for the years ended December 31, 2014, 2015 and 2016.

	Year ended December 31,
	2014		2015		2016
	RPM	LPM	RPM*	LPM	RPM*	LPM

Advertising	$41.66	$20.31	$50.52	$26.13	$55.94	$32.40
*The calculation of RPMs does not include revenue generated by Ticketfly or Next Big Sound, which were acquired in 2015.

Advertising RPMs

For the year ended December 31, 2016 compared to 2015, ad RPMs increased primarily due to the increase in advertising revenue outpacing the growth in advertising listener hours as a result of an increase in the average price per ad sold, due in part to our increase in relative volume of local ad sales and our focus on monetizing mobile inventory.
For the year ended December 31, 2015 compared to 2014, ad RPMs increased primarily due to the increase in advertising revenue outpacing the growth in advertising listener hours as a result of an increase in the average price per ad sold, due in part to our increase in relative volume of local ad sales and our focus on monetizing mobile inventory.
Advertising LPMs

Total ad LPMs in the year ended December 31, 2016 compared to 2015 increased as the growth in cost of revenue— content acquisition costs outpaced the growth in advertising listener hours. Cost of revenue—content acquisition costs increased by $124.0 million in the year ended December 31, 2016, primarily due to an increase in content acquisition costs subject to the license agreements for recorded music with major and independent labels, distributors, PROs and publishers that were signed in 2015 and 2016. The increase was offset by one-time cumulative charges in the year ended December 31, 2015 of $57.9 million for the pre-1972 sound recordings settlement and $23.9 million as a result of management's decision to forgo the application of the RMLC publisher royalty rate from June 2013 to September 2015.
Total ad LPMs in the year ended December 31, 2015 compared to 2014 increased as the growth in cost of revenue—content acquisition costs outpaced the growth in advertising listener hours. Cost of revenue—content acquisition costs increased by $65.4 million in the year ended December 31, 2015, of which $57.9 million was related to a one-time cumulative charge to cost of revenue—content acquisition costs for the pre-1972 sound recordings settlement. In addition, cost of revenue

— content acquisition costs increased by $28.2 million in the year ended December 31, 2015, of which $23.9 million was related to a one-time cumulative charge to cost of revenue - content acquisition as a result of our decision to forgo the application of the RMLC publisher royalty rate from June 2013 to September 2015.
Discontinued Key Metrics - Nine Months Ended September 30, 2016

Total Service

Total revenue per thousand listener hours ("total RPMs")

Prior to the launch of Pandora Plus, we tracked total RPMs for our service, which included ad and subscription RPMs, because it was a key indicator of our ability to monetize our listener hours. Total RPMs compared advertising and subscription and other revenue in a given period to total listener hours in the period. We calculated total RPMs by dividing the total revenue by the number of thousands of listener hours.

The table below sets forth our RPMs and LPMs on a total basis for the nine months ended September 30, 2015 and 2016.

	Nine months ended September 30,
	2015		2016
	RPM	LPM	RPM	LPM
Total	$52.57	$29.69	$55.80	$31.52

Advertising-Based Service

Advertising-based active users ("ad-based active users")

We define ad-based active users as the number of users, excluding subscribers that have requested audio from our servers within the trailing 30 days to the end of the final calendar month of the period.

The table below sets forth our ad-based active users as of September 30, 2015 and 2016.

	As of September 30,
	2015	2016
User type	Users (in millions)
Ad-based active users	74.7	74.5
Subscription Services

Subscription and other revenue per thousand listener hours ("subscription RPMs")

Prior to the launch of Pandora Plus, we tracked subscription RPMs because it was a key indicator of the performance of our subscription service. Subscription RPMs are calculated by dividing subscription and other revenue by the number of thousands of listener hours of our subscription service.

Subscription LPMs

Prior to the launch of Pandora Plus, we tracked subscription LPMs because it was a key indicator of the performance of our subscription service. Subscription LPMs were relatively fixed content acquisition costs with scheduled annual rate adjustments, per thousands of listener hours, related to our subscription service. Subsequent to the launch of Pandora Plus, subscription LPMs are our content acquisition costs as calculated either under the rates set by our license agreements with record labels, PROs and music publishers or under the Web IV rates if we have not entered into a license agreement with the copyright owner of a particular sound recording, in each case per thousands of listener hours

The table below sets forth our RPMs and LPMs on a subscription basis for the nine months ended September 30, 2015 and 2016.

	Nine months ended September 30,
	2015		2016
	RPM	LPM	RPM	LPM
Subscription	$82.84	$49.95	$80.98	$35.88

Subscription RPMs
For the nine months ended September 30, 2016 compared to 2015, the decrease in subscription RPMs was due to the growth in subscription listening hours outpacing the growth in subscription and other revenue.
Subscription LPMs

For the nine months ended September 30, 2016 compared to 2015, subscription LPMs decreased as a result of the one-time cumulative charges in the quarter ended September 30, 2015 of $57.9 million for the pre-1972 sound recordings settlement and $23.9 million as a result of management’s decision to forgo the application of the RMLC publisher royalty rate from June 2013 to September 2015 and a decrease in the rate for content acquisition costs of 12% on our subscription-supported platform related to the Web IV rates set by the Copyright Royalty Board on December 16, 2015, offset by increases in content acquisition costs paid to PROs and publishers under the content acquisition cost structure of our new publishing licenses.

Basis of Presentation and Results of Operations

The following table presents our results of operations for the periods indicated as a percentage of total revenue. Our results of operations for the year ended December 31, 2015 include operating results of Ticketfly for the two months ended December 31, 2015. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Year ended December 31,
	2014	2015	2016
Revenue
Advertising	80%	80%	77%
Subscription and other	20	19	16
Ticketing service	—	1	6
Total revenue	100	100	100
Cost of revenue
Cost of revenue—Content acquisition costs	48	52	53
Cost of revenue—Other(1)	7	7	7
Cost of revenue—Ticketing service(1)	—	—	4
Total cost of revenue	55	60	65
Gross profit	45	40	35
Operating expenses
Product development(1)	6	7	10
Sales and marketing(1)	30	34	35
General and administrative(1)	12	13	13
Total operating expenses	48	55	58
Loss from operations	(3)	(15)	(23)
Interest expense	—	—	(2)
Other income (expense), net	—	—	—
Total other income (expense), net	—	—	(2)
Loss before provision for income taxes	(3)	(15)	(25)
Provision for income taxes	—	—	—
Net loss	(3)%	(15)%	(25)%

(1) Includes stock-based compensation as follows:
Cost of revenue—Other	0.5%	0.5%	0.4%
Cost of revenue—Ticketing service	—	—	—
Product development	1.9	2.0	2.2
Sales and marketing	4.6	4.5	4.2
General and administrative	2.5	2.5	3.1
Note: Amounts may not recalculate due to rounding

Revenue

	Year ended December 31,			Year ended December 31,
	2014	2015	$ Change	2015	2016	$ Change
	(in thousands)			(in thousands)
Revenue
Advertising	$732,338	$933,305	$200,967	$933,305	$1,072,490	$139,185
Subscription and other	188,464	220,571	32,107	220,571	225,786	5,215
Ticketing service	—	10,167	10,167	10,167	86,550	76,383
Total revenue	$920,802	$1,164,043	$243,241	$1,164,043	$1,384,826	$220,783

Advertising revenue

We generate advertising revenue primarily from audio, display and video advertising, which is typically sold on a cost-per-thousand impressions, or CPM, basis. Advertising campaigns typically range from one to twelve months, and advertisers generally pay us based on the number of delivered impressions or the satisfaction of other criteria, such as click-throughs. We also have arrangements with advertising agencies under which these agencies sell advertising inventory on our service directly to advertisers. We report revenue under these arrangements net of amounts due to agencies. For the years ended December 31, 2014, 2015 and 2016, advertising revenue accounted for 80%, 80% and 77%, of our total revenue, respectively. We expect that advertising will comprise a substantial majority of revenue for the foreseeable future.

For the year ended December 31, 2016 compared to 2015, advertising revenue increased $139.2 million or 15%, primarily due to an approximate 10% increase in the average price per ad sold, due in part to our increase in relative volume of local ad sales and our focus on monetizing mobile inventory.

For the year ended December 31, 2015 compared to 2014, advertising revenue increased by $201.0 million or 27%, primarily due to an approximate 25% increase in the average price per ad sold, due in part to our increase in relative volume of local ad sales and our focus on monetizing mobile inventory, and an approximate 5% increase in the number of ads sold, primarily due to an increase in advertising listener hours.

Subscription and other revenue

Prior to the launch of Pandora Plus, subscription and other revenue was generated primarily through the sale of Pandora One. Subsequent to the launch of Pandora Plus, subscription and other revenue is generated primarily through the sale of Pandora Plus. Pandora Plus is an enhanced version of the Pandora service, which currently includes features such as replays, additional skipping and offline listening, together with advertisement-free access and higher audio quality on the devices that support it. Subscription revenue is recognized on a straight-line basis over the duration of the subscription period. For the years ended December 31, 2014, 2015 and 2016, subscription and other revenue accounted for 20%, 19% and 16% of our total revenue, respectively.

Effective in March 2014, we implemented a change in the pricing structure for our subscription service under which the $36 annual subscription option was eliminated. In addition, effective in May 2014, the monthly pricing option for our subscription service was increased to $4.99 per-month for new subscribers. Existing monthly subscribers who did not lapse maintained the $3.99 per-month pricing structure, and existing annual subscribers who did not lapse were migrated to the $3.99 per-month monthly pricing structure. Effective in December 2014, we reinstated the annual subscription option at $54.89 per year.

For the year ended December 31, 2016 compared to 2015, subscription revenue increased $5.2 million or 2%, primarily due to an approximate 10% increase in the number of subscribers, offset by an agreement for which the term expired in December 2015, which was recorded in other revenue.

For the year ended December 31, 2015 compared to 2014, subscription and other revenue increased by $32.1 million, or 17%, primarily due to an approximate 15% increase in the average price per subscription as a result of the change in the pricing structure of our subscription service and due to an approximate 10% increase in the number of subscribers.

Ticketing service

Ticketing service revenue is generated primarily from service and merchant processing fees generated on ticket sales through the Ticketfly platform. Ticketfly sells tickets to fans for events on behalf of clients and charges a fee per ticket, which generally increases as the face value of the ticket increases, or a percentage of the total convenience charge and order processing fee, for its services at the time the ticket for an event is sold. Ticketing service revenue is recorded net of the face value of the ticket at the time of the sale, as Ticketfly generally acts as the agent in these transactions. As Ticketfly was acquired on October 31, 2015, the consolidated statements of operations include ticketing service revenue for the two months ended December 31, 2015 and the year ended December 31, 2016. We had no ticketing service revenue in the year ended December 31, 2014.

For the years ended December 31, 2015 and 2016, ticketing service revenue accounted for approximately 1% and 6% of our total revenue. In the year ended December 31, 2016 Ticketfly provided ticketing services for approximately 115 thousand live events on sale, for which approximately 15.2 million tickets, excluding box office sales, were sold to approximately 5.3 million unique ticket buyers, which resulted in more than $615.0 million in gross transaction value, excluding box office sales.

Deferred revenue

Our deferred revenue consists primarily of prepaid but unrecognized subscription revenue and, to a lesser extent, advertising fees received or billed in advance of the delivery or completion of the delivery of services. Deferred revenue is recognized as revenue when the services are provided and all other revenue recognition criteria have been met.

In addition, subscription revenue derived from sales through certain mobile device app stores may be subject to refund or cancellation terms which may affect the timing or amount of the subscription revenue recognition. When refund rights exist, we recognize revenue when services have been provided and the rights lapse or when we have developed sufficient transaction history to estimate a return reserve.

We were required to defer revenue for certain subscriptions purchased through mobile device app stores that contained refund rights until the refund rights lapsed or until we developed sufficient operating history to estimate a return reserve. As of December 31, 2013, we had deferred all revenue related to these mobile subscriptions subject to refund rights totaling approximately $14.2 million, as we did not have sufficient transaction history to estimate a return reserve. Beginning in January 2014, we had sufficient transaction history that enabled us to estimate future returns. Accordingly, in January 2014, we began recording revenue related to these mobile subscriptions net of estimated returns. This resulted in a one-time increase in subscription revenue in the quarter ended March 31, 2014 of approximately $14.2 million, as the previously deferred revenue was recognized. As of December 31, 2016, the deferred revenue related to the return reserve was not significant.

Costs and Expenses

Cost of revenue consists of cost of revenue—content acquisition costs, cost of revenue—other and cost of revenue—ticketing. Our operating expenses consist of product development, sales and marketing and general and administrative costs. Cost of revenue—content acquisition costs are the most significant component of our costs and expenses, followed by employee-related costs, which include stock-based compensation expenses. We expect to continue to hire additional employees in order to support our anticipated growth and our product development initiatives. In any particular period, the timing of additional hires could materially affect our cost of revenue and operating expenses, both in absolute dollars and as a percentage of revenue. We anticipate that our costs and expenses will increase in the future.

Cost of revenue—Content acquisition costs

	Year ended December 31,			Year ended December 31,
	2014	2015	$ Change	2015	2016	$ Change
	(in thousands)			(in thousands)
Cost of revenue—Content acquisition costs	$446,377	$610,362	$163,985	$610,362	$734,353	$123,991

Cost of revenue—content acquisition costs principally consist of licensing fees paid for streaming music or other content to our listeners. Content acquisition costs are currently calculated using negotiated rates documented in direct license agreements with major and independent record labels, music publishers and PROs. Prior to September 15, 2016, the majority of our content acquisition costs for sound recordings were based on a fee per public performance of a sound recording. Subsequent to September 15, 2016, depending on the applicable service, these license agreements generally require us to pay either a per-performance fee based on the number of sound recordings we transmit, a percentage of revenue associated with the service, or a per-subscriber minimum amount, all generally subject to certain discounts. Prior to January 1, 2016, the majority of our content acquisition costs for the underlying musical works contained in sound recording were based on a percentage of our revenue. From January 1, 2016 until September 15, 2016, the majority of our content acquisition costs for the underlying musical works were based on a percentage of content acquisition costs paid for sound recordings. Subsequent to September 15, 2016, the majority of our content acquisition costs for the underlying musical works contained in sound recordings are determined in the same manner they were prior to September 15, 2016, but this calculation only applies to the performance rights on our ad-supported service and content acquisition costs for the reproduction rights on our subscription services are determined in accordance with the statutory license set forth in 17 U.S.C. §115. Certain of our direct license agreements are also subject to minimum guarantee payments, some of which are paid in advance and amortized over the minimum guarantee period. For certain content acquisition arrangements, we accrue for estimated content acquisition costs based on the available facts and circumstances and adjust these estimates as more information becomes available.

For the year ended December 31, 2016 compared to 2015, content acquisition costs increased $124.0 million or 20%, and total content acquisition costs as a percentage of total revenue increased from 52% to 53%, primarily due to an increase in content acquisition costs subject to the license agreements for recorded music with major and independent labels, distributors, PROs and publishers that were signed in 2015 and 2016. The increase was offset by one-time cumulative charges in the year ended December 31, 2015 of $57.9 million for the pre-1972 sound recordings settlement and $23.9 million as a result of management's decision to forgo the application of the RMLC publisher royalty rate from June 2013 to September 2015.

For the year ended December 31, 2015 compared to 2014, content acquisition costs increased by $164.0 million or 37%, and content acquisition costs as a percentage of total revenue increased from 48% to 52%, primarily due to an increase of $65.4 million related to pre-1972 sound recordings in the year ended December 31, 2015, of which $57.9 million was related to a one-time cumulative charge to cost of revenue—content acquisition costs for the pre-1972 sound recordings settlement. In addition, cost of revenue—content acquisition costs increased by $28.2 million related to publisher royalty rate increases in the year ended December 31, 2015, of which $23.9 million was related to a one-time cumulative charge to cost of revenue—content acquisition as a result of our decision to forgo the application of the RMLC publisher royalty rate from June 2013 to September 2015. Cost of revenue—content acquisition costs also increased due to scheduled sound-recording royalty rate increases of 8%.

Cost of Revenue—Other

	Year ended December 31,			Year ended December 31,
	2014	2015	$ Change	2015	2016	$ Change
	(in thousands)			(in thousands)
Cost of revenue—Other	$61,627	$79,858	$18,231	$79,858	$101,289	$21,431

Cost of revenue—other consists primarily of ad and music serving costs, employee-related and facilities and equipment costs and other costs of ad sales. Ad and music serving costs consist of content streaming, maintaining our internet radio service and creating and serving advertisements through third-party ad servers. We make payments to third-party ad servers for the period the advertising impressions are delivered or click-through actions occur, and accordingly, we record this as a cost of revenue in the related period. Employee-related costs include salaries and benefits associated with supporting music and ad-serving functions. Other costs of ad sales include costs related to music events that are sold as part of certain of our advertising arrangements.

For the year ended December 31, 2016 compared to 2015, cost of revenue—other increased $21.4 million or 27%, primarily due to an $9.6 million increase in employee-related and facilities and equipment costs driven by an approximate 15% increase in average headcount, a $9.2 million increase in hosting and ad-serving costs driven by an increase in advertising revenue and a $2.4 million increase in costs related to music events that are sold as part of our advertising arrangements.

For the year ended December 31, 2015 compared to 2014, cost of revenue—other increased by $18.2 million or 30%, primarily due to an $11.3 million increase in ad and music serving costs driven by an increase in advertising revenue and a $6.7 million increase in employee-related and facilities and equipment costs driven by an approximate 50% increase in average headcount.

Cost of revenue—ticketing service

	Year ended December 31,			Year ended December 31,
	2014	2015	$ Change	2015	2016	$ Change
	(in thousands)			(in thousands)
Cost of revenue—Ticketing service	$—	$7,121	$7,121	$7,121	$59,280	$52,159

Cost of revenue—ticketing service consists primarily of ticketing revenue share costs, credit card fees and other, intangible amortization expense and employee-related and facilities and equipment costs. The majority of the cost is related to revenue share costs which consist of fees paid to clients for their share of convenience and order processing fees. Payments to clients are recorded as an expense to the extent that the fair value of the identifiable benefit received in the exchange exceeds the amount of the payment to the client. Intangible amortization expense is related to amortization of developed technology.

For the year ended December 31, 2016, cost of revenue—ticketing service was $59.3 million and consisted primarily of $39.4 million in ticketing revenue share costs, $12.8 million in credit card fees and other and $5.7 million in intangible amortization expense.

For the two months ended December 31, 2015, cost of revenue—ticketing service was $7.1 million and consisted of $4.4 million in revenue share costs, $1.7 million in credit card fees and other and $1.0 million in intangible amortization of developed technology.

Gross profit

	Year ended December 31,			Year ended December 31,
	2014	2015	$ Change	2015	2016	$ Change
	(in thousands)			(in thousands)
Gross profit
Total revenue	$920,802	$1,164,043	$243,241	$1,164,043	$1,384,826	$220,783
Total cost of revenue	508,004	697,341	189,337	697,341	894,922	197,581
Gross profit	$412,798	$466,702	$53,904	$466,702	$489,904	$23,202
Gross margin	45%	40%		40%	35%

For the year ended December 31, 2016 compared to 2015, gross profit increased by $23.2 million or 5%, primarily due to an increase in advertising revenue as a result of an increase in the average price per ad sold. Gross margin decreased from 40% to 35%, as the growth in content acquisition costs outpaced the growth in revenue, primarily due to an increase in content acquisition costs subject to the license agreements for recorded music with major and independent labels, distributors, PROs and publishers that were signed in 2015 and 2016.

For the year ended December 31, 2015 compared to 2014, gross profit increased by $53.9 million or 13%, primarily due to an increase in advertising revenue as a result of an increase in the average price per ad sold and an increase in the number of ads sold. Gross margin decreased from 45% to 40% as the growth in content acquisition costs outpaced the growth in revenue primarily due to the increase of $65.4 million related to pre-1972 sound recordings settlement, the increase of $28.2 million related to publisher royalty rate increases and scheduled sound-recording royalty rate increases of 8%.

Product development

	Year ended December 31,			Year ended December 31,
	2014	2015	$ Change	2015	2016	$ Change
	(in thousands)			(in thousands)
Product development	$53,153	$84,581	$31,428	$84,581	$141,636	$57,055

Product development consists primarily of employee-related and facilities and equipment costs, including salaries and benefits related to employees in software engineering, music analysis and product management departments, information technology, costs associated with supporting consumer connected-device manufacturers in implementing our service in their products and amortization expense related to acquired intangible assets. We incur product development expenses primarily for improvements to our website and the Pandora app, development of new services and enhancement of existing services, development of new advertising products and development and enhancement of our personalized playlisting system. We have generally expensed product development as incurred. These amounts are offset by costs that we capitalize to develop software for internal use. Certain website development and internal use software development costs are capitalized when specific criteria are met. In such cases, the capitalized amounts are amortized over the useful life of the related application once the application is placed in service. We expect these capitalized costs to continue to increase during the first quarter of 2017 as we continue to develop an on-demand streaming service. We intend to substantially increase investments in developing new products and enhancing the functionality of our existing products.

For the year ended December 31, 2016 compared to 2015, product development expenses increased $57.1 million or 67%, primarily due to a $67.9 million increase in employee-related and facilities and equipment costs driven by an approximate 60% increase in average headcount, a $6.6 million increase in intangible amortization expense and a $4.0 million increase in professional fees, offset by a $22.3 million increase in costs that we capitalized to develop software for internal use.

For the year ended December 31, 2015 compared to 2014, product development expenses increased by $31.4 million or 59%, primarily due to a $31.7 million increase in employee-related and facilities and equipment costs, which were driven by an approximate 70% increase in average headcount and a $1.3 million increase in professional fees, offset by a $2.5 million increase in costs that we capitalized to develop software for internal use.

Sales and marketing

	Year ended December 31,			Year ended December 31,
	2014	2015	$ Change	2015	2016	$ Change
	(in thousands)			(in thousands)
Sales and marketing	$277,330	$398,169	$120,839	$398,169	$491,455	$93,286

Sales and marketing consists primarily of employee-related and facilities and equipment costs, including salaries, commissions and benefits related to employees in sales, sales support, marketing, advertising and music maker group departments. In addition, sales and marketing expenses include transaction processing commissions on subscription purchases through mobile app stores, external sales and marketing expenses such as brand marketing, advertising, direct response and search engine marketing costs, public relations expenses, costs related to music events, agency platform and media measurement expenses, infrastructure costs and amortization expense related to acquired intangible assets. Also included in sales and marketing are customer acquisition costs, which are defined as total external marketing costs. Customer acquisition costs were $6.5 million, $27.8 million and $39.3 million in the years ended December 31, 2014, 2015 and 2016, respectively.

We are substantially increasing sales and marketing expenses to drive growth as we hire additional personnel to build out our sales and sales support teams, particularly as we continue to build out our local market sales team. While we have historically relied on the success of viral marketing to expand consumer awareness of our service, in 2014 we began to launch marketing campaigns to increase consumer awareness and expand our listener base and in 2015, we began to launch advertising campaigns to increase the awareness of our brand. We anticipate that we will continue to utilize these types of advertising campaigns in the future. As such, we anticipate higher overall levels of sales and marketing expense going forward.

For the year ended December 31, 2016 compared to 2015, sales and marketing expenses increased $93.3 million or 23%, primarily due to a $61.8 million increase in employee-related and facilities and equipment costs driven by an approximate 20%

increase in average headcount, a $22.1 million increase in brand marketing, advertising, direct response and search engine marketing costs driven by advertising campaigns launched in 2016 and a $5.8 million increase in intangible amortization expense.

For the year ended December 31, 2015 compared to 2014, sales and marketing expenses increased by $120.8 million or 44%, primarily due to a $54.0 million increase in employee-related and facilities and equipment costs, which were driven by an approximate 35% increase in average headcount, a $45.3 million increase in brand marketing, advertising, direct response and search costs, which were driven by advertising campaigns that were launched in 2015, an $11.2 million increase in transaction processing commissions on subscription purchases through mobile app stores and a $5.3 million increase in costs related to music events.

General and administrative

	Year ended December 31,			Year ended December 31,
	2014	2015	$ Change	2015	2016	$ Change
	(in thousands)			(in thousands)
General and administrative	$112,443	$153,943	$41,500	$153,943	$175,572	$21,629

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

For the year ended December 31, 2016 compared to 2015, general and administrative expenses increased $21.6 million or 14%, primarily due to a $35.0 million increase in employee-related, facilities and equipment costs driven by an approximate 25% increase in average headcount and executive severance, and a $2.3 million increase in sales and other tax expense, offset by a $19.3 million decrease in professional services costs related to content acquisition and other legal matters.

For the year ended December 31, 2015 compared to 2014, general and administrative expenses increased by $41.5 million or 37%, primarily due to a $22.4 million increase in employee-related, facilities and equipment costs, which were driven by an approximate 35% increase in average headcount, a $13.8 million increase in professional services costs primarily due to content acquisition and other legal matters and a $3.0 million increase in credit card fees.

Interest expense

Interest expense in the year ended December 31, 2016 consists primarily of interest expense on our 1.75% Convertible Senior Notes due 2020 and interest on our credit facility. Refer to Note 7 "Debt Instruments" in the Notes to Consolidated Financial Statements for further details on our Notes and credit facility.

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

During the year ended December 31, 2016, we made an adjustment to goodwill and deferred tax liabilities as a result of the impact of final pre-acquisition Ticketfly income tax returns filed. As a result, during the year ended December 31, 2016, we released $1.9 million of our valuation allowance and recorded an income tax benefit.

Liquidity and Capital Resources

As of December 31, 2016, we had cash, cash equivalents and investments totaling $243.3 million, which consisted of cash and money market funds held at major financial institutions and investment-grade corporate debt securities.

Our principal uses of cash during the year ended December 31, 2016 were funding our operations, as described below, payments of content acquisition costs and capital expenditures.

Sources of Funds

We believe, based on our current operating plan, that our existing cash and cash equivalents and available borrowings under our credit facility will be sufficient to meet our anticipated cash needs for at least the next year.

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

As of December 31, 2016, we had $1.2 million in letters of credit outstanding and $28.8 million of available borrowing capacity under the credit facility. We are in compliance with all financial covenants associated with the credit facility as of December 31, 2016. Refer to Note 7 "Debt Instruments" in the Notes to Consolidated Financial Statements for further details regarding our credit facility.

1.75% Convertible Senior Notes Due 2020

On December 9, 2015, we completed an unregistered Rule 144A offering of $345.0 million aggregate principal amount of our 1.75% Convertible Senior Notes due 2020. The net proceeds from the sale of the Notes were approximately $336.5 million, after deducting the initial purchaser’s fees and other estimated expenses. We used approximately $43.2 million of the net proceeds to pay the cost of capped call transactions we entered into in connection with the sale of the Notes. Refer to Note 7 "Debt Instruments" in the Notes to Consolidated Financial Statements for further details on our Notes.

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

Capital Expenditures

Consistent with previous periods, future capital expenditures will primarily focus on acquiring additional networking and hosting infrastructure and general corporate infrastructure. Our access to capital is adequate to meet our anticipated capital expenditures for our current plans.

Historical Trends

The following table summarizes our cash flow data for the years ended December 31, 2014, 2015 and 2016. Our cash flow data for the year ended December 31, 2015 includes cash flow data of Ticketfly for the two months ended December 31, 2015.

	Year ended December 31,
	2014	2015	2016
	(in thousands)
Net cash provided by (used in) operating activities	$21,029	$(42,082)	$(181,691)
Net cash used in investing activities	(112,200)	(102,266)	(52,155)
Net cash provided by financing activities	21,661	303,135	99,757

Operating activities

In the year ended December 31, 2016, net cash used in operating activities was $181.7 million and primarily consisted of our net loss of $343.0 million, which was partially offset by non-cash charges of $222.3 million, primarily related to $138.5 million in stock-based compensation charges and $60.8 million in depreciation and amortization expense. Net cash used in operating activities also included an increase in prepaid content acquisition costs of $44.2 million, an increase in accounts receivable of $35.7 million and an increase in prepaid and other assets of $12.3 million, offset by an increase in accrued compensation of $15.4 million and an increase in deferred revenue of $8.4 million. Cash used in operating activities increased $139.6 million from the year ended December 31, 2015, primarily due to a $173.3 million increase in our net loss, offset by a $36.3 million increase in depreciation and amortization expense as a result of an increase in depreciation expense for leasehold improvements and server equipment and an increase in intangible amortization expense.

In the year ended December 31, 2015, net cash used in operating activities was $42.1 million and primarily consisted of our net loss of $169.7 million and increases in accounts receivable and prepaid and other assets of $55.9 million and $17.5 million, offset by decreases in accounts payable, accrued and other current liabilities and accrued content acquisition costs of $18.1 million and $23.7 million, and non-cash charges of $141.2 million, primarily related to $111.6 million in stock-based compensation charges and $24.5 million in depreciation and amortization charges. Cash provided by operating activities decreased $63.1 million from the year ended December 31, 2014, primarily due to a $139.3 million increase in our net loss, offset by a $24.6 million increase in stock-based compensation expense as a result of an increase in headcount.

In the year ended December 31, 2014, net cash provided by operating activities was $21.0 million and primarily consisted of non-cash charges of $106.3 million, primarily related to $87.1 million in stock-based compensation charges, offset by an increase in accounts receivable of $55.5 million and our net loss of $30.4 million. Net cash provided by operating activities also included a $28.2 million decrease in deferred revenue from December 31, 2013, primarily due to the one-time recognition of the accumulation of deferred revenue related to certain subscriptions purchased through mobile app stores of $14.2 million and due to a decrease in deferred revenue as a result of the elimination of the annual subscription option from March through December 2014, as we collected less cash upfront under the one-month subscription period as opposed to the twelve-month subscription period under the annual subscription option.

Investing activities

In the year ended December 31, 2016, net cash used in investing activities was $52.2 million and included $59.8 million of capital expenditures for leasehold improvements and server equipment, $30.2 million of capital expenditures for internal-use software and $12.4 million in purchases of investments, offset by $51.2 million in proceeds from sales and maturities of investments. Net cash used in investing activities decreased $50.1 million from the year ended December 31, 2015 primarily due to a decrease of $268.9 million in payments related to acquisitions and a decrease in purchases of investments of $128.6 million, offset by a decrease in proceeds from of sales and maturities of investments of $289.2 million.

In the year ended December 31, 2015, net cash used in investing activities was $102.3 million, primarily due to $269.6 million in payments related to acquisitions, net of cash acquired due to the acquisitions of Rdio, Ticketfly, NBS and KXMZ, $141.0 million of purchases of investments, $23.5 million of capital expenditures for leasehold improvements and server equipment and $8.6 million of capital expenditures for internal-use software, offset by $340.4 million in proceeds from sales and maturities of investments.

In the year ended December 31, 2014, net cash used in investing activities was $112.2 million, primarily due to $340.7 million of purchases of investments, $25.5 million of capital expenditures for leasehold improvements and server equipment and $4.6 million of capital expenditures for internal-use software, offset by $258.5 million in maturities of investments.

Financing activities

In the year ended December 31, 2016, net cash provided by financing activities was $99.8 million and included $90.0 million in borrowings under debt arrangements and $9.7 million in proceeds from our employee stock purchase plan. Net cash provided by financing activities decreased $203.4 million from the year ended December 31, 2015 primarily due to a decrease of $345.0 million in proceeds from issuance of the Notes, offset by proceeds of $90.0 million in borrowings under debt arrangements.

In the year ended December 31, 2015, net cash provided by financing activities was $303.1 million, primarily consisting of $345.0 million in proceeds from issuance of the Notes, offset by $43.2 million in payments pursuant to the capped call transaction and $8.9 million in payment of debt issuance costs related to the issuance of the Notes and the amendment to our line of credit facility.

In the year ended December 31, 2014, net cash provided by financing activities was $21.7 million, primarily consisting of $16.9 million in proceeds from the exercise of stock options and $6.4 million in proceeds from our employee stock purchase plan.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2016:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
	(in thousands)
Minimum guarantees—Content acquisition costs	$763,040	$355,560	$407,480	$—	$—
Operating lease obligations	155,213	26,035	49,544	35,774	43,860
Total	$918,253	$381,595	$457,024	$35,774	$43,860

Minimum Guarantees—Content Acquisition Costs

As of December 31, 2016, certain of our content acquisition agreements contain minimum guarantees, and require that we make upfront minimum guarantee payments. As of December 31, 2016, we have future minimum guarantee commitments of $763.0 million, of which $355.6 million will be paid in 2017 and the remainder will be paid thereafter.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements in 2015 or 2016.

Business Trends

Our operating results fluctuate from quarter to quarter as a result of a variety of factors. We expect our operating results to continue to fluctuate in future quarters.

Pandora—Internet Radio Service

Our results reflect the effects of seasonal trends in listener and advertising behavior. During the last quarter of each calendar year, we expect to experience both higher advertising sales due to greater advertiser demand during the holiday season and increased usage due to the popularity of holiday music. In addition, in the first quarter of each calendar year, we expect to experience lower advertising sales due to reduced advertiser demand, and increased usage by listeners due to increased use of media-streaming devices received as gifts during the holiday season. We believe these seasonal trends have affected, and will continue to affect our operating results, particularly if increases in content acquisition costs from increased usage are not offset by increases in advertising sales in the first calendar quarter.

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

We continue to invest in building a local advertising sales force in major radio markets and as of December 31, 2016, we had 153 local sellers in 39 markets in the United States. As a result, we experienced an increase in local advertising revenue as a percentage of total advertising revenue in the year ended December 31, 2016 compared to the year ended December 31, 2015, and we intend to continue investing to extend our local market presence for the foreseeable future.

Ticketing Service

Ticketfly's results reflect the effects of seasonality related to the timing of events. Tickets for festivals, which constitute a significant portion of Ticketfly's business, typically go on sale during the first half of the year. As such, the Ticketfly business has historically experienced an increase in revenue in the first half of each year relative to the fourth quarter of the prior year. We expect these seasonal trends to continue to affect our operating results.

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

We believe that the assumptions and estimates associated with our content acquisition costs for performance rights of musical works, prepaid content acquisition costs, advertising revenue, subscription and other revenue, ticketing service revenue, business combinations, goodwill and intangible assets, stock based compensation, the valuation of stock option grants, market stock units and performance stock units and capitalized internal-use software have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Content Acquisition Costs for Performance Rights of Musical Works

We incur content acquisition cost expenses from our public performance of musical works. This includes content acquisition costs that we pay for public performance rights to the owners of those musical works or their agents, such as PROs and individual publishers. We record a liability for public performance content acquisition costs based on our best estimate of the amount owed to each licensor, PRO or individual copyright owner, based on historical rates, third-party evidence and legal developments consistent with our past practices. For each quarterly period, we evaluate our estimates to assess the adequacy of recorded liabilities. If actual content acquisition costs differ from estimates, revisions to the estimated royalty liabilities may be required, which could materially affect our results of operations.

Prepaid Content Acquisition Costs

Prepaid content acquisition costs are primarily comprised of minimum guarantees under content acquisition agreements. In 2015 and 2016, we signed direct license agreements with major and independent labels, distributors, PROs and publishers. Certain of these license agreements include minimum guarantee payments, some of which are paid in advance. These minimum guarantees may take the form of either a contractually obligated minimum over a specified period of time that requires a true-up payment at the end of the specified period if the cumulative payments have not met or exceeded the specified minimum, or cash advance payments made at the beginning of, or at intervals during, the specified period, which cash payments are then recoupable against content acquisition costs over the specified period. On a quarterly basis, we record the greater of the cumulative actual content acquisition costs incurred or the cumulative minimum guarantee based on forecasted usage for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasted usage considers factors such as listening hours, revenue, subscribers and other terms of each agreement that impact our expected attainment or recoupment of the minimum guarantees on a non-straight line basis. If we are unable to accurately estimate the forecasted usage for the minimum guarantee period, our content acquisition costs could increase and materially adversely affect our business, financial condition and results of operations.

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

Subscription and other revenue

Our new subscription service, Pandora Plus, launched on September 15, 2016. Prior to the launch of Pandora Plus, our subscription service was Pandora One. Pandora Plus and Pandora One are premium monthly or annual paid versions of the Pandora service, which include advertisement-free access, higher quality audio on supported devices and longer timeout-free listening. Pandora Plus also includes additional features such as replays, additional skipping and offline listening. Subscription revenue derived from direct sales to listeners is recognized on a straight-line basis over the duration of the subscription period. Subscription revenue derived from sales through some mobile device app stores may be subject to refund or cancellation terms which may affect the timing or amount of the subscription revenue recognition. When refund rights exist, we recognize revenue when services have been provided and the rights lapse or when we have developed sufficient transaction history to estimate a reserve.

We were required to defer revenue for certain subscriptions purchased through mobile device app stores that contained refund rights until the refund rights lapsed or until we developed sufficient operating history to estimate a return reserve. As of December 31, 2013, we had deferred all revenue related to these mobile subscriptions subject to refund rights totaling approximately $14.2 million, as we did not have sufficient history to estimate a return reserve. Beginning in January 2014, we had sufficient historic transactional information which enabled us to estimate future returns. Accordingly, in January 2014, we began recording revenue related to these mobile subscriptions net of estimated returns. This change resulted in a one-time increase in subscription revenue in the quarter ended March 31, 2014 of approximately $14.2 million, as the previously deferred revenue was recognized. As of December 31, 2015 and 2016, the deferred revenue related to the return reserve was not significant.

Ticketing service revenue

Ticketing service revenue is generated primarily from service and merchant processing fees generated on ticket sales through the Ticketfly platform. Ticketfly sells tickets to fans for events on behalf of clients and charges a fee per ticket, which generally increases as the face value of the ticket increases, or a percentage of the total convenience charge and order processing fee for its services at the time the ticket for an event is sold. Ticketing service revenue is recorded net of the face value of the ticket at the time of the sale, as Ticketfly generally acts as an agent with respect to the ticket price in these transactions.

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

We do not amortize goodwill and intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. We perform our goodwill and intangible asset impairment tests in the fourth quarter of each year. As of December 31, 2016, no impairment of goodwill or indefinite-lived intangible assets has been identified. For purposes of testing goodwill for impairment, we established reporting units based on our current reporting structure. As of December 31, 2016, our goodwill was allocated to our Pandora and Ticketfly reporting units.

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

Stock-Based Compensation — Market Stock Units ("MSUs")

We implemented a market stock unit program in March 2015 for certain key executives. Specifically, MSUs measure Pandora’s total stockholder return ("TSR") performance against that of the Russell 2000 Index across three performance periods.

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

Stock-Based Compensation—Performance Stock Units ("PSUs")

In 2016, the compensation committee of the board of directors granted 2016 Performance Awards consisting of stock-settled performance-based RSUs to certain key executives.

We have determined the grant-date fair value of the PSUs granted in 2016 using a Monte Carlo simulation performed by a third-party valuation firm. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. The variables used in these models are reviewed on an annual basis and adjusted, as needed. We recognize stock-based compensation for the PSUs over the requisite service period, which is approximately four years, using the accelerated attribution method.

Capitalized Internal-Use Software

We capitalize certain costs incurred to develop software for internal use. Costs incurred in the preliminary stages of development are expensed as incurred. Once software has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Maintenance and training costs are expensed as incurred.

Capitalized internal-use software costs are amortized on a straight-line basis over their three to five-year estimated useful lives. We evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no material impairments to internal-use software during the years ended December 31, 2014, 2015 and 2016.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, including interest rate and inflation risks.

Interest Rate Fluctuation Risk

Our exposure to interest rates relates to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments. We are party to a $120.0 million credit facility with a syndicate of financial institutions, which expires on September 12, 2018. In September 2016, we borrowed $90.0 million from the credit facility to enhance our working capital position. Interest is payable quarterly at the applicable annual interest rate of 3.81% through September 2017. The applicable interest rate will be adjusted in September 2017. As of December 31, 2016, we had $1.2 million in letters of credit outstanding and $28.8 million of available borrowing capacity under the credit facility.

On December 9, 2015, we completed an unregistered Rule 144A offering for the issuance of $345.0 million aggregate principal amount of our 1.75% Convertible Senior Notes due 2020 (the "Notes"). The Notes were offered only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. In connection with the issuance of the Notes, we entered into capped call transactions with the initial purchaser of the Notes and an additional financial institution. The Notes are unsecured, senior obligations of Pandora, and interest is payable semi-annually at a rate of 1.75% per annum, with no interest rate fluctuation risk.

Refer to Note 7 "Debt Instruments" in the Notes to Consolidated Financial Statements for further details regarding our credit facility and convertible notes.

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Approximately 56% of our portfolio consists of cash and cash equivalents that have a relatively short maturity, and a fair value relatively insensitive to interest rate changes. Our available-for-sale investments consist of corporate debt securities which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. Based on a sensitivity analysis, we have determined that a hypothetical 100 basis points increase in interest rates would have resulted in a decrease in the fair values of our investments of approximately $0.2 million as of December 31, 2016. Such losses would only be realized if we sold the investments prior to maturity. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PANDORA MEDIA, INC.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Pandora Media, Inc.

We have audited the accompanying consolidated balance sheets of Pandora Media, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pandora Media, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pandora Media, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California
February 15, 2017

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Pandora Media, Inc.

We have audited Pandora Media, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Pandora Media, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Pandora Media, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of Pandora Media, Inc. and our report dated February 15, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California
February 15, 2017

Pandora Media, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	As of December 31,
	2015	2016
Assets
Current assets
Cash and cash equivalents	$334,667	$199,944
Short-term investments	35,844	37,109
Accounts receivable, net of allowance of $2,165 at December 31, 2015 and $3,633 at December 31, 2016	277,075	309,267
Prepaid content acquisition costs	2,099	46,310
Prepaid expenses and other current assets	33,821	33,191
Total current assets	683,506	625,821
Long-term investments	46,369	6,252
Property and equipment, net	66,370	124,088
Goodwill	303,875	306,691
Intangible assets, net	110,745	90,425
Other long-term assets	29,792	31,533
Total assets	$1,240,657	$1,184,810
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$17,897	$15,224
Accrued liabilities	37,185	35,465
Accrued content acquisition costs	97,390	93,723
Accrued compensation	43,788	60,353
Deferred revenue	19,939	28,359
Other current liabilities	15,632	20,993
Total current liabilities	231,831	254,117
Long-term debt, net	234,577	342,247
Other long-term liabilities	30,862	34,187
Total liabilities	497,270	630,551
Stockholders’ equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized: 224,970,412 shares issued and outstanding at December 31, 2015 and 235,162,757 at December 31, 2016	23	24
Additional paid-in capital	1,110,539	1,264,693
Accumulated deficit	(366,658)	(709,636)
Accumulated other comprehensive loss	(517)	(822)
Total stockholders’ equity	743,387	554,259
Total liabilities and stockholders’ equity	$1,240,657	$1,184,810

The accompanying notes are an integral part of the consolidated financial statements.

Pandora Media, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year ended December 31,
	2014	2015	2016
Revenue
Advertising	$732,338	$933,305	$1,072,490
Subscription and other	188,464	220,571	225,786
Ticketing service	—	10,167	86,550
Total revenue	920,802	1,164,043	1,384,826
Cost of revenue
Cost of revenue—Content acquisition costs	446,377	610,362	734,353
Cost of revenue—Other	61,627	79,858	101,289
Cost of revenue—Ticketing service	—	7,121	59,280
Total cost of revenue	508,004	697,341	894,922
Gross profit	412,798	466,702	489,904
Operating expenses
Product development	53,153	84,581	141,636
Sales and marketing	277,330	398,169	491,455
General and administrative	112,443	153,943	175,572
Total operating expenses	442,926	636,693	808,663
Loss from operations	(30,128)	(169,991)	(318,759)
Interest expense	(528)	(1,976)	(26,144)
Other income, net	834	756	1,697
Total other income (expense), net	306	(1,220)	(24,447)
Loss before benefit from (provision for) income taxes	(29,822)	(171,211)	(343,206)
Benefit from (provision for) income taxes	(584)	1,550	228
Net loss	$(30,406)	$(169,661)	$(342,978)
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	205,273	213,790	230,693
Net loss per share, basic and diluted	$(0.15)	$(0.79)	$(1.49)

The accompanying notes are an integral part of the consolidated financial statements.

Pandora Media, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year ended December 31,
	2014	2015	2016
Net loss	$(30,406)	$(169,661)	$(342,978)
Change in foreign currency translation adjustment	(184)	53	(594)
Change in net unrealized losses on marketable securities	(191)	106	289
Other comprehensive income (loss)	(375)	159	(305)
Total comprehensive loss	$(30,781)	$(169,502)	$(343,283)

The accompanying notes are an integral part of the consolidated financial statements.

Pandora Media, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Amount
Balances as of December 31, 2013	195,395,940	$20	$675,103	$(301)	$(166,591)	$508,231
Issuance of common stock upon exercise of stock options	10,437,509	1	17,115	—	—	17,116
Stock-based compensation	—	—	87,055	—	—	87,055
Vesting of restricted stock units	3,169,456	—	—	—	—	—
Share cancellations to satisfy tax withholding on vesting of restricted stock units	(73,682)	—	(2,019)	—	—	(2,019)
Stock issued under employee stock purchase plan	142,265	—	3,407	—	—	3,407
Excess tax benefit from stock-based awards	—	—	348	—	—	348
Components of comprehensive loss:
Net loss	—	—	—	—	(30,406)	(30,406)
Other comprehensive loss	—	—	—	(375)	—	(375)
Balances as of December 31, 2014	209,071,488	$21	$781,009	$(676)	$(196,997)	$583,357
Issuance of common stock upon exercise of stock options	1,077,797	—	5,156	—	—	5,156
Issuance of common stock related to acquisitions	10,246,616	2	148,488			148,490
Stock-based compensation	—	—	111,645	—	—	111,645
Vesting of restricted stock units	4,184,415	—	—	—	—	—
Share cancellations to satisfy tax withholding on vesting of restricted stock units	(148,302)	—	(2,540)	—	—	(2,540)
Stock issued under employee stock purchase plan	538,398	—	6,973	—	—	6,973
Equity component of convertible note issuance, net of issuance costs	—	—	102,968	—	—	102,968
Purchase of capped call	—	—	(43,160)	—	—	(43,160)
Components of comprehensive loss:
Net loss	—	—	—	—	(169,661)	(169,661)
Other comprehensive income	—	—	—	159	—	159
Balances as of December 31, 2015	224,970,412	$23	$1,110,539	$(517)	$(366,658)	$743,387
Issuance of common stock upon exercise of stock options	1,588,781	—	3,464	—	—	3,464
Stock-based compensation	—	—	145,968			145,968
Vesting of restricted stock units	7,666,647	1	(1)	—	—	—
Vesting of market stock units	56,903	—	—	—	—	—
Share cancellations to satisfy tax withholding on vesting of restricted stock units	(354,638)	—	(3,368)	—	—	(3,368)
Stock issued under employee stock purchase plan	1,254,910	—	8,484	—	—	8,484
Fair value of escrow settlement	(20,258)	—	(393)			(393)
Components of comprehensive loss:
Net loss	—	—	—	—	(342,978)	(342,978)
Other comprehensive loss	—	—	—	(305)	—	(305)
Balances as of December 31, 2016	235,162,757	$24	$1,264,693	$(822)	$(709,636)	$554,259

The accompanying notes are an integral part of the consolidated financial statements.

Pandora Media, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2014	2015	2016
Operating activities
Net loss	$(30,406)	$(169,661)	$(342,978)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	15,431	24,458	60,757
Stock-based compensation	87,055	111,645	138,458
Amortization of premium on investments, net	2,833	1,911	405
Other operating activities	1,366	2,134	4,403
Amortization of debt discount	—	1,084	18,315
Excess tax benefit from stock-based awards	(348)	—	—
Changes in assets and liabilities
Accounts receivable	(55,478)	(55,904)	(35,710)
Prepaid content acquisition costs	(700)	(1,399)	(44,211)
Prepaid expenses and other assets	(8,519)	(17,519)	(12,321)
Accounts payable, accrued and other current liabilities	4,830	18,080	5,294
Accrued content acquisition costs	7,608	23,736	(3,668)
Accrued compensation	13,736	7,378	15,364
Other long-term liabilities	7,690	6,005	1,384
Deferred revenue	(28,238)	4,946	8,420
Reimbursement of cost of leasehold improvements	4,169	1,024	4,397
Net cash provided by (used in) operating activities	21,029	(42,082)	(181,691)
Investing activities
Purchases of property and equipment	(25,465)	(23,512)	(59,769)
Internal-use software costs	(4,574)	(8,562)	(30,210)
Changes in restricted cash	—	—	(250)
Purchases of investments	(340,679)	(140,980)	(12,413)
Proceeds from maturities of investments	258,518	228,998	47,656
Proceeds from sales of investments	—	111,356	3,507
Payments related to acquisitions, net of cash acquired	—	(269,566)	(676)
Net cash used in investing activities	(112,200)	(102,266)	(52,155)
Financing activities
Proceeds from issuance of convertible notes	—	345,000	—
Payments for purchase of capped call	—	(43,160)	—
Payment of debt issuance costs	—	(8,909)	(32)
Borrowings under debt arrangements	—	—	90,000
Proceeds from employee stock purchase plan	6,438	7,552	9,701
Proceeds from exercise of stock options	16,894	5,192	3,457
Tax payments from net share settlements of restricted stock units	(2,019)	(2,540)	(3,369)
Excess tax benefit from stock-based awards	348	—	—
Net cash provided by financing activities	21,661	303,135	99,757
Effect of exchange rate changes on cash and cash equivalents	(288)	(77)	(634)
Net increase (decrease) in cash and cash equivalents	(69,798)	158,710	(134,723)
Cash and cash equivalents at beginning of period	245,755	175,957	334,667
Cash and cash equivalents at end of period	$175,957	$334,667	$199,944
Supplemental disclosures of cash flow information
Cash paid during the period for income taxes	$164	$389	$297
Cash paid during the period for interest	$314	$351	$7,222
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$751	$5,890	$1,129
Fair value of shares issued related to the acquisition of a business	$—	$146,855	$—

The accompanying notes are an integral part of the consolidated financial statements.

Pandora Media, Inc.
 Notes to Consolidated Financial Statements

1.                       Description of Business and Basis of Presentation

Pandora—Internet Radio Service

Pandora is the world’s most powerful music discovery platform, offering a personalized experience for each of our listeners wherever and whenever they want to listen to music—whether through earbuds, car speakers or live on stage. Pandora is available as an ad-supported service or as a subscription service, which we call Pandora Plus. The majority of our listener hours occur on mobile devices, with the majority of our revenue generated from advertising on our ad-supported service on these devices. We offer both local and national advertisers the opportunity to deliver targeted messages to our listeners using a combination of audio, display and video advertisements. We also generate revenue from subscriptions to Pandora Plus. We were incorporated as a California corporation in January 2000 and reincorporated as a Delaware corporation in December 2010. Our principal operations are located in the United States, and we also operate in Australia, New Zealand, Canada and the United Kingdom.

Ticketing Service

We operate our ticketing service through our subsidiary Ticketfly, a leading live events technology company that provides ticketing and marketing software and services for our clients, which are venues and event promoters, across North America. Ticketfly's ticketing, digital marketing and analytics software helps promoters book talent, sell tickets and drive in-venue revenue, while Ticketfly's consumer tools help fans find and purchase tickets to events. Ticketfly’s revenue primarily consists of service and merchant processing fees from ticketing operations. We completed the acquisition of Ticketfly on October 31, 2015.

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

Certain changes in presentation have been made to conform the prior period presentation to current period reporting. We have reclassified internal-use software costs from the purchases of property and equipment line item to the internal-use software costs line item of our consolidated statements of cash flows. We have also reclassified prepaid content acquisition costs from the prepaid expenses and other assets line item to the prepaid content acquisition costs line item of our consolidated balance sheets and our consolidated statements of cash flows. Lastly, we have reclassified interest expense from the other income (expense), net line item to the interest expense line item of our consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates are used in several areas including, but not limited to determining accrued content acquisition costs, amortization of minimum guarantees under content acquisition agreements, selling prices for elements sold in multiple-element arrangements, the allowance for doubtful accounts, the fair value of stock options, market stock units ("MSUs"), stock-settled performance-based RSUs ("PSUs") and the Employee Stock Purchase Plan ("ESPP"), the impact of forfeitures on stock-based compensation, the provision for (benefit from) income taxes, the subscription return reserve, the fair value of convertible debt, the fair value of acquired property and equipment, capitalized internal-use software, intangible assets and goodwill and the useful lives of acquired intangible assets. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements could be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

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

Subscription and other revenue. Our new subscription service, Pandora Plus, launched on September 15, 2016. Prior to the launch of Pandora Plus, our subscription service was Pandora One. Pandora Plus and Pandora One are premium monthly or annual paid versions of the Pandora service, which include advertisement-free access, higher quality audio on supported devices and longer timeout-free listening. Pandora Plus also includes additional features such as replays, additional skipping and offline listening. Subscription revenue derived from direct sales to listeners is recognized on a straight-line basis over the duration of the subscription period and is recognized net of sales tax amounts collected from subscribers. Subscription revenue derived from sales through some mobile device app stores may be subject to refund or cancellation terms which may affect the timing or amount of the subscription revenue recognition. When refund rights exist, we recognize revenue when services have been provided and the rights lapse or when we have developed sufficient transaction history to estimate a reserve.

We were required to defer revenue for certain subscriptions purchased through mobile device app stores that contained refund rights until the refund rights lapsed or until we developed sufficient operating history to estimate a return reserve. As of December 31, 2013, we had deferred all revenue related to these mobile subscriptions subject to refund rights totaling approximately $14.2 million, as we did not have sufficient history to estimate a return reserve. Beginning in January 2014, we had sufficient historic transactional information which enabled us to estimate future returns. Accordingly, in January 2014, we began recording revenue related to these mobile subscriptions net of estimated returns. This change resulted in a one-time increase in subscription revenue in the quarter ended March 31, 2014 of approximately $14.2 million, as the previously deferred revenue was recognized. As of December 31, 2015 and 2016, the deferred revenue related to the return reserve was not significant.

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

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

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

Ticketing service revenue. Ticketing service revenue is generated primarily from service and merchant processing fees generated on ticket sales through the Ticketfly platform. Ticketfly sells tickets to fans for events on behalf of clients and charges a fee per ticket, which generally increases as the face value of the ticket increases, or a percentage of the total convenience charge and order processing fee, for its services at the time the ticket for an event is sold. Ticketing service revenue is recorded net of the face value of the ticket at the time of the sale, as Ticketfly generally acts as an agent with respect to the ticket price in these transactions.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, investments and trade accounts receivable. We maintain cash and cash equivalents with domestic financial institutions of high credit quality. We perform periodic evaluations of the relative credit standing of such institutions.

We perform ongoing credit evaluations of customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, and review of the invoicing terms of the contract. We generally do not require collateral. We maintain reserves for potential credit losses on customer accounts when deemed necessary. Actual credit losses during the years ended December 31, 2014, 2015 and 2016 were $1.1 million, $1.1 million and $2.0 million, respectively.

For the years ended December 31, 2014, 2015 and 2016, we had no individual customers that accounted for 10% or more of total revenue. As of December 31, 2015 and 2016, there were no individual customers that accounted for 10% or more of our total accounts receivable.

Cash, Cash Equivalents and Investments

We classify our highly liquid investments with maturities of three months or less at the date of purchase as cash equivalents. Our investments consist of corporate debt securities. These investments are classified as available-for-sale securities and are carried at fair value with the unrealized gains and losses reported as a component of stockholders' equity. Management determines the appropriate classification of our investments at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date. We classify our investments as either short-term or long-term based on each instrument's underlying contractual maturity date. Investments with maturities of twelve months or less are classified as short-term and those with maturities greater than twelve months are classified as long-term. The cost basis for investments sold is based upon the specific identification method.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of an allowance for doubtful accounts. Our allowance for doubtful accounts is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of los

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

s associated with delinquent accounts. We also consider any changes to the financial condition of our customers and any other external market factors that could impact the collectability of our receivables in the determination of our allowance for doubtful accounts. Accounts receivable amounts that are deemed uncollectable are charged against the allowance for doubtful accounts when identified.

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

Capitalized Internal-Use Software

We capitalize certain costs incurred to develop software for internal use. Costs incurred in the preliminary stages of development are expensed as incurred. Once software has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Maintenance and training costs are expensed as incurred.

Capitalized internal-use software costs are amortized on a straight-line basis over their three to five-year estimated useful lives. As of December 31, 2015 and 2016, we had approximately $6.3 million and $25.7 million of capitalized internal use software and website development costs, net of accumulated amortization. We evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no material impairments to internal-use software during the years ended December 31, 2014, 2015 and 2016.

Ticketing Contract Advances

Ticketing contract advances, which are either recoupable or non-recoupable, represent amounts paid in advance to clients pursuant to ticketing agreements. These amounts are reflected in prepaid expenses and other current assets if the amount is expected to be recouped or recognized over a period of twelve months or less or in other long-term assets if the amount is expected to be recouped or recognized over a period of more than twelve months. Recoupable ticketing contract advances are generally recoupable against future royalties earned by clients, based on the contract terms, over the lives of their contracts which typically range between three and five years. Non-recoupable ticketing contract advances are fixed incentives paid by Ticketfly to secure exclusive rights with certain clients and are amortized to sales and marketing expense over the life of the contract on a straight-line basis. Amortization expense for the years ended December 31, 2015 and 2016 was $0.7 million and $5.7 million.

We maintain an allowance for doubtful accounts to reserve for recoupable ticketing contract advances that we potentially do not expect to recoup. Our allowance is based on historical loss patterns, the aging of balances and known factors about customers’ current financial conditions.

Business Combinations, Goodwill and Intangible Assets, net

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustment

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

s to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

We do not amortize goodwill and intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. We perform our goodwill and intangible asset impairment tests in the fourth quarter of each year. As of December 31, 2016, no impairment of goodwill or indefinite-lived intangible assets has been identified. For purposes of testing goodwill for impairment, we established reporting units based on our current reporting structure. As of December 31, 2016, our goodwill was allocated to our Pandora and Ticketfly reporting units.

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

Stock-Based Compensation—Restricted Stock Units and Stock Options

Stock-based awards granted to employees, including grants of restricted stock units ("RSUs") and stock options, are recognized as expense in our statements of operations based on their grant date fair value. We recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally four years. We estimate the fair value of RSUs at our stock price on the grant date. We generally estimate the grant date fair value of stock options using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model is affected by our stock price on the date of grant, the expected stock price volatility over the expected term of the award, which is based on projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award and expected dividends.

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

Stock-Based Compensation—Employee Stock Purchase Plan

In December 2013, our board of directors approved the Employee Stock Purchase Plan ("ESPP"), which was approved by our stockholders at the annual meeting in June 2014. We estimate the fair value of shares to be issued under the ESPP on the first day of the offering period using the Black-Scholes valuation model. The determination of the fair value is affected by our stock price on the first date of the offering period, as well as other assumptions including the risk-free interest rate, the estimated volatility of our stock price over the term of the offering period, the expected term of the offering period and the expected dividend rate. Stock-based compensation expense related to the ESPP is recognized on a straight-line basis over the offering period, net of estimated forfeitures.

Stock-Based Compensation—MSUs

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

In March 2015, the compensation committee of the board of directors granted performance awards consisting of market stock units to certain key executives under our 2011 Plan. Specifically, MSUs measure Pandora’s total stockholder return ("TSR") performance against that of the Russell 2000 Index across three performance periods.

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

Stock-Based Compensation—PSUs

We implemented a performance stock unit program in April 2016 for stock-settled performance-based RSUs to certain key executives.

We have determined the grant-date fair value of the PSUs granted in 2016 using a Monte Carlo simulation performed by a third-party valuation firm. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. The variables used in these models are reviewed on an annual basis and adjusted, as needed. We recognize stock-based compensation for the PSUs over the requisite service period, which is approximately four years, using the accelerated attribution method.

Cost of Revenue—Content Acquisition Costs

Cost of revenue—content acquisition costs principally consist of licensing fees paid for streaming music or other content to our listeners. Content acquisition costs are currently calculated using negotiated rates documented in direct license agreements with major and independent record labels, music publishers and PROs. Prior to September 15, 2016, the majority of our content acquisition costs for sound recordings were based on a fee per public performance of a sound recording. Subsequent to September 15, 2016, depending on the applicable service, these license agreements generally require us to pay either a per-performance fee based on the number of sound recordings we transmit, a percentage of revenue associated with the service, or a per-subscriber minimum amount, all generally subject to certain discounts. Prior to January 1, 2016, the majority of our content acquisition costs for the underlying musical works contained in sound recording were based on a percentage of our revenue. From January 1, 2016 until September 15, 2016, the majority of our content acquisition costs for the underlying musical works were based on a percentage of content acquisition costs paid for sound recordings.

Subsequent to September 15, 2016, the majority of our content acquisition costs for the underlying musical works contained in sound recordings are determined in the same manner they were prior to September 15, 2016, but this calculation only applies to the performance rights on our ad-supported service and content acquisition costs for the reproduction rights on our subscription services are determined in accordance with the statutory license set forth in 17 U.S.C. §115. Certain of our direct license agreements are also subject to minimum guarantee payments, some of which are paid in advance and amortized over the minimum guarantee period. For certain content acquisition arrangements, we accrue for estimated content acquisition costs based on the available facts and circumstances and adjust these estimates as more information becomes available. Several of our direct license agreements also include so-called "most favored nations" provisions, which, if triggered, could cause our payments under those agreements to escalate. We recognize an accrual when it is probable that we will make additional payments under these provisions. The expense related to these accruals is recognized in cost of revenue—content acquisition costs.

Prepaid Content Acquisition Costs

Prepaid content acquisition costs are primarily comprised of minimum guarantees under content acquisition agreements. In 2015 and 2016, we signed direct license agreements with major and independent labels, distributors and publishers. Certain of these license agreements include minimum guarantee payments, some of which are paid in advance. These minimum guarantees may take the form of either a contractually obligated minimum over a specified period of time that requires a true-up payment at the end of the specified period if the cumulative payments have not met or exceeded the specified minimum, or cash advance payments made at the beginning of, or at intervals during, the specified period, which cash payments are then recoupable against content acquisition costs over the specified period. On a quarterly basis, we record the greater of the cumulative actual content acquisition costs incurred or the cumulative minimum guarantee based on forecasted usage for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasted usage considers factors such as listening hours, revenue, subscribers and other terms of each agreement that impact our expected attainment or recoupment of the minimum guarantees on a non-straight line basis.

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

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

Cost of Revenue—Other

Cost of revenue—other consists primarily of ad and music serving costs, employee-related and facilities and equipment costs and other costs of ad sales. Ad and music serving costs consist of content streaming, maintaining our internet radio service and creating and serving advertisements through third-party ad servers. We make payments to third-party ad servers for the period the advertising impressions are delivered or click-through actions occur, and accordingly, we record this as a cost of revenue in the related period. Employee-related costs include salaries and benefits associated with supporting music and ad-serving functions. Other costs of ad sales include costs related to music events that are sold as part of certain of our advertising arrangements.

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

We expense the costs of producing advertisements as they are incurred and expense the cost of communicating advertisements at the time the advertisement airs or the event occurs, in each case as sales and marketing expense within the accompanying consolidated statements of operations. During the years ended December 31, 2014, 2015 and 2016, we recorded advertising expenses of $10.4 million, $35.1 million and $45.7 million, respectively.

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

Provision for (Benefit from) Income Taxes

Our provision for (benefit from) income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted statutory income tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to b

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

e realized.
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

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board ("the FASB") issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718) ("ASU 2016-09"). ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. Additionally, it allows an employer to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within that fiscal year, although early adoption is permitted. We have completed our initial assessment and expect to adopt ASU 2016-09 as of January 1, 2017 using the prospective method. We do not expect the impact of adopting ASU 2016-09 will be material to the consolidated financial statements and footnote disclosures.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which amends the existing accounting standards for revenue recognition. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue. Under the guidance, revenue is recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The standard may be effective for public entities with annual and interim reporting periods beginning after December 15, 2017. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. We expect to adopt ASU 2014-09 as of January 1, 2018 using the full retrospective method. We have completed our initial assessment and do not believe there will be a material impact to our consolidated financial statements for the majority of our advertising and subscription revenue arrangements. We are currently continuing to evaluate the impact that the new principal versus agent guidance may have on certain of our advertising revenue arrangements and on our ticketing service revenue arrangements, and we are continuing to evaluate the expected impact on our business processes, systems and controls. We expect to complete our assessment of the effects of adopting ASU 2014-09 during 2017, and we will continue our evaluation of ASU 2014-09, including how it may impact new arrangements we enter into as well as new or emerging interpretations of the standard, through the date of adoption.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires lessees to put most leases on their balance sheets but recognize expenses on their income statement and eliminates the real estate-specific provisions for all entities. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have completed our initial assessment and expect to adopt ASU 2016-02 as of January 1, 2018 using the modified retrospective method. We expect the potential impact of adopting ASU 2016-02 to be material to our lease liabilities and assets on our consolidated balance sheets.

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

Recently Adopted Accounting Standards

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Going Concern (Subtopic 205-40) ("ASU 2014-15"). ASU 2014-15 requires management of all entities to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable). The guidance is effective for annual periods ending after December 15, 2016 and for interim periods thereafter. The adoption of this guidance did not have a material effect on our consolidated financial statements during the year ended December 31, 2016.

3.                                      Composition of Certain Financial Statement Captions

Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments consisted of the following:

	As of December 31,
	2015	2016
	(in thousands)
Cash and cash equivalents
Cash	$104,361	$144,192
Money market funds	180,021	55,752
Commercial paper	31,089	—
Corporate debt securities	2,000	—
U.S. government and government agency debt securities	17,196	—
Total cash and cash equivalents	$334,667	$199,944
Short-term investments
Commercial paper	$4,792	$—
Corporate debt securities	31,052	37,109
Total short-term investments	$35,844	$37,109
Long-term investments
Corporate debt securities	$46,369	$6,252
Total long-term investments	$46,369	$6,252
Total cash, cash equivalents and investments	$416,880	$243,305

Our short-term investments have maturities of twelve months or less and are classified as available-for-sale. Our long-term investments have maturities of greater than twelve months and are classified as available-for-sale.

The following tables summarize our available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of December 31, 2015 and 2016.

	As of December 31, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash equivalents and marketable securities
Money market funds	$180,021	$—	$—	$180,021
Commercial paper	35,881	—	—	35,881
Corporate debt securities	79,760	8	(347)	79,421
U.S. government and government agency debt securities	17,198	—	(2)	17,196
Total cash equivalents and marketable securities	$312,860	$8	$(349)	$312,519

	As of December 31, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash equivalents and marketable securities
Money market funds	$55,752	$—	$—	$55,752
Corporate debt securities	43,413	3	(55)	43,361
Total cash equivalents and marketable securities	$99,165	$3	$(55)	$99,113

The following tables present available-for-sale investments by contractual maturity date as of December 31, 2015 and 2016:

	As of December 31, 2015
	Adjusted Cost	Fair Value
	(in thousands)
Due in one year or less	$266,205	$266,150
Due after one year through three years	46,655	46,369
Total	$312,860	$312,519

	As of December 31, 2016
	Adjusted Cost	Fair Value
	(in thousands)
Due in one year or less	$92,914	$92,861
Due after one year through three years	6,251	6,252
Total	$99,165	$99,113

The following tables summarize our available-for-sale securities’ fair value and gross unrealized losses aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2015 and 2016:

	As of December 31, 2015
	Twelve Months or Less		More than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate debt securities	$64,804	$(293)	$8,531	$(54)	$73,335	$(347)
U.S. government and government agency debt securities	16,241	(2)	—	—	16,241	(2)
Total	$81,045	$(295)	$8,531	$(54)	$89,576	$(349)

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

	As of December 31, 2016
	Twelve Months or Less		More than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate debt securities	$34,257	$(52)	$4,099	$(3)	$38,356	$(55)
Total	$34,257	$(52)	$4,099	$(3)	$38,356	$(55)

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

The unrealized losses on our available-for-sale securities as of December 31, 2016 were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. As of December 31, 2016, we owned 30 securities that were in an unrealized loss position. Based on our cash flow needs, we may be required to sell a portion of these securities prior to maturity. However, we expect to recover the full carrying value of these securities. As a result, no portion of the unrealized losses at December 31, 2016 is deemed to be other-than-temporary and the unrealized losses are not deemed to be credit losses. When evaluating the investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the year ended December 31, 2016, we did not recognize any impairment charges. During the year ended December 31, 2016, proceeds from the sale of available-for-sale securities were $3.5 million. We did not recognize a realized gain or loss in connection with these sales.

Accounts Receivable, net

Accounts receivable, net consisted of the following as of December 31, 2015 and 2016:

	As of December 31,
	2015	2016
	(in thousands)
Accounts receivable, net
Accounts receivable	$279,240	$312,900
Allowance for doubtful accounts	(2,165)	(3,633)
Total accounts receivable, net	$277,075	$309,267

The following table summarizes our beginning allowance for doubtful accounts balance for each period, additions, write-offs net of recoveries and the balance at the end of each period for the years December 31, 2014, 2015 and 2016:

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions	Write-offs, Net of Recoveries	Balance at End of Period
	(in thousands)
For the year ended December 31, 2014	$1,272	1,064	(1,118)	$1,218
For the year ended December 31, 2015	$1,218	2,085	(1,138)	$2,165
For the year ended December 31, 2016	$2,165	3,508	(2,040)	$3,633

Prepaid Content Acquisition Costs

Prepaid content acquisition costs consist primarily of minimum guarantees under content acquisition agreements. These

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

minimum guarantees may take the form of either a contractually obligated minimum over a specified period of time that requires a true-up payment at the end of the specified period if the cumulative payments have not met or exceeded the specified minimum, or cash advance payments made at the beginning of, or at intervals during, the specified period, which cash payments are then recoupable against content acquisition costs over the specified period. On a quarterly basis, we record the greater of the cumulative actual content acquisition costs incurred or the cumulative minimum guarantee based on forecasted usage for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasted usage considers factors such as listening hours, revenue, subscribers and other terms of each agreement that impact our expected attainment or recoupment of the minimum guarantees on a non-straight line basis. As of December 31, 2015 and 2016, we had prepaid content acquisition costs of $2.1 million and $46.3 million.

Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following as of December 31, 2015 and 2016:

	As of December 31,
	2015	2016
	(in thousands)
Prepaid and other current assets
Other current assets	$15,821	$13,858
Prepaid expenses	13,908	13,533
Ticketing contract advances—short term, net	4,092	5,800
Total prepaid and other current assets	$33,821	$33,191

As of December 31, 2015 and 2016, other current assets consisted primarily of $12.9 million and $9.1 million in receivables for the reimbursement of costs of leasehold improvements in connection with our operating leases.

Other Long-Term Assets

Other long-term assets consisted of the following as of December 31, 2015 and 2016:

	As of December 31,
	2015	2016
	(in thousands)
Other long-term assets
Ticketing contract advances—long-term	$9,824	$15,395
Long-term security deposits	9,039	9,090
Other	10,929	7,048
Total other long-term assets	$29,792	$31,533

Property and Equipment, net

Property and equipment, net consisted of the following as of December 31, 2015 and 2016:

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

	As of December 31,
	2015	2016
	(in thousands)
Property and equipment, net
Servers, computers and other related equipment	$57,309	$85,541
Leasehold improvements	35,947	63,519
Office furniture and equipment	5,470	9,037
Construction in progress	12,550	20,393
Software developed for internal use	10,239	34,983
Total property and equipment	$121,515	$213,473
Less accumulated depreciation and amortization	(55,145)	(89,385)
Total property and equipment, net	$66,370	$124,088

Depreciation expenses totaled $14.7 million, $20.4 million and $34.2 million for the years ended December 31, 2014, 2015 and 2016, respectively. There were no material write-offs during the years ended December 31, 2014, 2015 and 2016.

Software developed for internal use generally has an expected useful life of three to five years from the date placed in service. As of December 31, 2015 and 2016 the net carrying amount was $6.3 million and $25.7 million, including accumulated amortization of $4.0 million and $9.3 million. Amortization expense for the years ended December 31, 2014, 2015 and 2016 was $1.1 million, $2.2 million and $5.3 million, respectively.

Other Current Liabilities

Other current liabilities consisted of the following as of December 31, 2015 and 2016:

	As of December 31,
	2015	2016
	(in thousands)
Other current liabilities
Ticketing amounts due to clients	$13,104	$20,666
Other	2,528	327
Total other current liabilities	$15,632	$20,993

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

Other Long-Term Liabilities

Other long-term liabilities consisted of the following as of December 31, 2015 and 2016:

	As of December 31,
	2015	2016
	(in thousands)
Other long-term liabilities
Long-term deferred rent	$23,662	$24,245
Other	7,200	9,942
Total other long-term liabilities	$30,862	$34,187

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

The fair value of these financial assets and liabilities was determined using the following inputs at December 31, 2015 and 2016:

	As of December 31, 2015
	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(in thousands)
Assets
Commercial paper	$—	$35,881	$35,881
Corporate debt securities	—	79,421	79,421
U.S. government and government agency debt securities	—	17,196	17,196
Total assets measured at fair value	$—	$132,498	$132,498

	As of December 31, 2016
	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(in thousands)
Assets
Corporate debt securities	$—	$43,361	$43,361
Total assets measured at fair value	$—	$43,361	$43,361

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

Our other cash equivalents and short-term investments are classified as Level 2 within the fair value hierarchy because they are valued using professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. As of December 31, 2015 and 2016, we held no Level 3 assets or liabilities.

Our money market funds are no longer classified within the fair value hierarchy, as the fair values are measured at net asset value using the practical expedient. As of December 31, 2015 and 2016, the fair value of our money market funds were $180.0 million and $55.8 million.

Refer to Note 7, "Debt Instruments," for the carrying amount and estimated fair value of our convertible senior notes, which are not recorded at fair value as of December 31, 2016.

5.                       Business Combinations

Year Ended December 31, 2016

During the year ended December 31, 2016, we completed a business combination that was not material to our consolidated financial statements. We had no material business combinations during the period.

We have included the financial results of the acquired business in our consolidated financial statements from the respective date of acquisition. Pro forma results of operations related to this acquisition during the year ended December 31, 2016 have not been presented because they are not material to our consolidated statements of operations.

The fair value of assets acquired and liabilities assumed from our acquisition was based on a preliminary valuation and our estimates and assumptions are subject to change within the measurement period. Measurement period adjustments that we determine to be material will be applied to the period in which the amounts are determined in our consolidated financial statements.

Year Ended December 31, 2015

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

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

The $3.2 million of post-combination compensation expense (approximately 0.2 million shares of common stock and $1.9 million in cash) is subject to continuous employment and is being recognized over the required service period of up to three years.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the date of acquisition:

(in thousands)
Current assets	$39,809
Long-term assets	15,982
Current liabilities	(21,853)
Long-term liabilities	(6,298)
Deferred tax liability	(1,738)
Intangible assets	76,800
Goodwill	232,641
Total	$335,343

The fair value of assets acquired and liabilities assumed from our acquisition of Ticketfly was based on a preliminary valuation and our estimates and assumptions are subject to change. We will recognize any subsequent adjustments to the purchase price prospectively in the period in which the adjustments are determined. A portion of the purchase price related to estimated liabilities for taxes totaling $5.1 million is held in escrow and may be recovered from this escrow amount. We have recorded a receivable in the amount of $5.1 million related to these liabilities, as we expect to recover any amounts required to be paid by us from the escrow amount.

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

	Year ended December 31,
	2014	2015
	(in thousands)
Revenue	$975,712	$1,222,452
Net loss	$(58,195)	$(210,111)

Rdio, Inc. ("Rdio")

On December 23, 2015, we completed the acquisition of technology and intellectual property from Rdio for $77.5 million, which includes $2.5 million in additional purchase consideration transferred prior to the closing of the acquisition. Goodwill generated from the assets acquired is primarily attributable to expected synergies that will allow us to broaden our subscription business and roll out our new subscription services, Pandora Plus and Pandora Premium. Pandora Plus launched on September 15, 2016 and Pandora Premium will launch in 2017. We have accounted for this acquisition as a business combination, and the financial results of Rdio are included in our consolidated financial statements from the date of acquisition. As a result of the sale of assets, Rdio discontinued its service as of December 22, 2015.

Other acquisitions

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

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

The following table summarizes the allocation of estimated fair values of the net assets acquired during the year ended December 31, 2015, including the related estimated useful lives, where applicable:

	Ticketfly		Rdio		Other
	Estimated fair value	Estimated useful life in years	Estimated fair value	Estimated useful life in years	Estimated fair value	Estimated useful life in years
	(in thousands, except for estimated useful life)
Intangible assets:
Customer relationships—clients	$37,300	8	$—		$—
Developed technology	28,100	5	26,400	2-5	1,550	4
Tradename	10,400	8	1,000	3	320	2
Customer relationships—users	1,000	2	—		940	2
FCC license—broadcast radio	—		—		193
Tangible assets acquired, net	27,640		1,969		(490)
Deferred tax liabilities	(1,738)		—		(49)
Net assets acquired	$102,702		$29,369		$2,464
Goodwill	232,641		48,131		23,103
Total fair value consideration	$335,343		$77,500		$25,567

Goodwill generated from the Ticketfly acquisition is primarily attributable to expected synergies from future growth and strategic advantages in the ticketing industry. Goodwill generated from Rdio is primarily attributable to expected synergies from future growth and strategic advantages in the online streaming music industry. Goodwill generated from all other business acquisitions during the year ended December 31, 2015 is primarily attributed to expected synergies from future growth and, also for NBS, the potential to expand our Artist Marketing Platform. Goodwill generated during the period related to Ticketfly and NBS is not deductible for tax purposes and goodwill generated during the period related to Rdio and KXMZ is deductible for tax purposes.

6.                       Goodwill and Other Intangible Assets

During the year ended December 31, 2016 we completed a business combination that was not material to our consolidated financial statements. During the year ended December 31, 2016, we made an adjustment to goodwill and deferred tax liabilities as a result of the impact of final pre-acquisition Ticketfly income tax returns filed. The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2016, are as follows:

Goodwill
(in thousands)
Balance as of December 31, 2014	$—
Goodwill resulting from business combinations	303,875
Balance as of December 31, 2015	$303,875
Goodwill resulting from business combination and purchase price adjustments	2,816
Balance as of December 31, 2016	$306,691

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangibles:

	As of December 31, 2015			As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Finite-lived intangible assets
Patents	$8,030	$(1,824)	$6,206	$8,030	$(2,556)	$5,474
Developed technology	56,050	(1,265)	54,785	56,162	(13,599)	42,563
Customer relationships—clients	37,300	(777)	36,523	37,399	(5,487)	31,912
Customer relationships—users	1,940	(318)	1,622	1,940	(1,288)	652
Trade names	11,720	(304)	11,416	11,735	(2,104)	9,631
Total finite-lived intangible assets	$115,040	$(4,488)	$110,552	$115,266	$(25,034)	$90,232

Indefinite-lived intangible assets
FCC license—broadcast radio	$193	$—	$193	$193	$—	$193

Total intangible assets	$115,233	$(4,488)	$110,745	$115,459	$(25,034)	$90,425

Amortization expense of intangible assets was $0.7 million, $3.4 million and $20.5 million for the years ended December 31, 2014, 2015 and 2016, respectively.

The following is a schedule of future amortization expense related to finite-lived intangible assets as of December 31, 2016.

As of December 31, 2016
(in thousands)
2017	$20,116
2018	17,654
2019	17,129
2020	15,896
2021	6,690
Thereafter	12,747
Total future amortization expense	$90,232

7.                       Debt Instruments

Long-term debt, net consisted of the following:

	As of December 31,
	2015	2016
	(in thousands)
1.75% convertible senior notes due 2020	$345,000	$345,000
Credit facility	—	90,000
Unamortized discount and deferred issuance costs	(110,423)	(92,753)
Long-term debt, net	$234,577	$342,247

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

Convertible Debt Offering

On December 9, 2015, we completed an unregistered Rule 144A offering for the issuance of $345.0 million aggregate principal amount of our 1.75% Convertible Senior Notes due 2020 (the "Notes"). In connection with the issuance of the Notes, we entered into capped call transactions with the initial purchaser of the Notes and an additional financial institution (the "capped call transactions").

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

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

The Notes were separated into debt and equity components and assigned a fair value. The value assigned to the debt component is the estimated fair value as of the issuance date of similar debt without the conversion feature. The difference between the cash proceeds and this estimated fair value represents the value which has been assigned to the equity component and recorded as a debt discount. The debt discount is being accreted using the effective interest method over the period from the date of issuance through the December 1, 2020 maturity date.

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

The following table outlines the effective interest rate, contractually stated interest expense and costs related to the amortization of the discount for the Notes:

	Year ended December 31,
	2015	2016
	(in thousands except for effective interest rate)
Effective interest rate	10.18%	10.18%
Contractually stated interest expense	$369	$6,046
Amortization of discount	$1,084	$18,315

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

The total estimated fair value of the Notes as of December 31, 2016 was $357.2 million. The fair value was determined using a methodology that combines direct market observations with quantitative pricing models to generate evaluated prices. We consider the fair value of the Notes to be a Level 2 measurement due to the limited trading activity of the Notes.

The closing price of our common stock was $13.04 on December 31, 2016, which was less than the initial conversion price for the Notes of approximately $16.42 per share. As such, the if-converted value of the Notes was less than the principal amount of $345.0 million.

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

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

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

As of December 31, 2015 we had no outstanding borrowings, $1.1 million in letters of credit outstanding and $118.9 million of available borrowing capacity under the credit facility. As of December 31, 2016, we had $90.0 million outstanding borrowings, $1.2 million in letters of credit outstanding and $28.8 million of available borrowing capacity under the credit facility.

Total debt issuance costs associated with the 2015 credit facility amendment were $0.4 million, which are recorded as a debt discount that will be accreted as interest expense over the approximate two-year remaining term of credit facility agreement. For the years ended December 31, 2014, 2015 and 2016, $0.2 million, $0.2 million and $0.4 million of debt issuance costs, respectively, were amortized and included in interest expense.

8.                       Commitments and Contingencies

Leases

The following is a schedule of future minimum lease payments and future minimum sublease income under noncancelable operating leases as of December 31, 2016:

	As of December 31, 2016
	Future Minimum Lease Payments	Future Minimum Sublease Income
	(in thousands)
2017	$26,035	$1,848
2018	25,023	907
2019	24,521	487
2020	21,996	501
2021	13,778	430
Thereafter	43,860	—
Total	$155,213	$4,173

We conduct our operations using leased office facilities in various locations. We lease office space under arrangements expiring through 2027. Rent expense for the years ended December 31, 2014, 2015 and 2016 was $8.6 million, $12.2 million and $20.5 million, respectively.

For operating leases that include escalation clauses over the term of the lease, tenant improvement reimbursements and rent abatement periods, we recognize rent expense on a straight-line basis over the lease term including expected renewal periods. The difference between rent expense and rent payments is recorded as deferred rent in current and long-term liabilities. As of December 31, 2015 and 2016 deferred rent was $23.9 million and $27.6 million.

Minimum Guarantees and Other Provisions—Content Acquisition Costs

Certain of our content acquisition agreements contain minimum guarantees and require that we make upfront minimum guarantee payments. Refer to our discussion of these matters in Item 1A—"Risk Factors". During the year ended December 31, 2016, we prepaid $163.8 million in content acquisition costs related to minimum guarantees, which were offset by amortization of prepaid content acquisition costs of $117.5 million. As of December 31, 2016, we have future minimum guarantee commitments of $763.0 million, of which $355.6 million will be paid in 2017 and the remainder will be paid thereafter. On a

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

quarterly basis, we record the greater of the cumulative actual content acquisition costs incurred or the cumulative minimum guarantee based on forecasted usage for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasted usage considers factors such as listening hours, revenue, subscribers and other terms of each agreement that impact our expected attainment or recoupment of the minimum guarantees on a non-straight line basis.

Several of our content acquisition agreements also include so-called "most favored nations" provisions, which, if triggered, could cause our payments under those agreements to escalate. In addition, record labels, publishers and PROs with whom we have entered into direct license agreements have the right to audit our content acquisition payments, and any such audit could result in disputes over whether we have paid the proper content acquisition costs. However, as of December 31, 2016, we do not believe it is probable that these provisions of our agreements discussed above will, individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations or cash flows.

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

In October 2015, the parties reached an agreement ("pre-1972 settlement") whereby we agreed to pay the plaintiffs a total of $90 million. The settlement resolves all past claims as to our use of pre-1972 recordings owned or controlled by the plaintiffs and enables us, without any additional payment, to reproduce, perform and broadcast such recordings in the United States through December 31, 2016. This agreement was approved by our board of directors and executed on October 21, 2015. As a result of this settlement, cost of revenue—content acquisition costs increased by $65.4 million in the year ended December 31, 2015, of which $57.9 million was related to a one-time cumulative charge to cost of revenue - content acquisition costs related to pre-1972 spins played through September 30, 2015. The remaining charge of $24.6 million was recorded in cost of revenue—content acquisition costs in 2016 based on the allocation of pre-1972 listening throughout the settlement period.

On October 2, 2014, Flo & Eddie Inc. filed a class action suit against Pandora Media Inc. in the federal district court for the Central District of California. The complaint alleges misappropriation and conversion in connection with the public performance of sound recordings recorded prior to February 15, 1972. On December 19, 2014, Pandora filed a motion to strike the complaint pursuant to California’s Anti-Strategic Lawsuit Against Public Participation ("Anti-SLAPP") statute, which was appealed to the Ninth Circuit Court of Appeals. The district court litigation is currently stayed pending the Ninth Circuit’s decision. On December 8, 2016, the Ninth Circuit heard oral argument on the Anti-SLAPP motion and a decision by the Ninth Circuit on the motion is pending.

Between September 14, 2015 and October 19, 2015, Arthur and Barbara Sheridan filed four separate class action suits against the Company in the federal district courts for the Northern District of California, Southern District of New York, District of New Jersey and Northern District of Illinois. The complaints allege a variety of violations of common law and state copyright statutes, common law misappropriation, unfair competition, conversion, unjust enrichment and violation of rights of publicity arising from allegations that we owe royalties for the public performance of sound recordings recorded prior to February 15, 1972. Currently, the action in California is stayed pending the Ninth Circuit’s decision in Flo & Eddie, Inc. v. Pandora Media, Inc., and the actions in New York, New Jersey and Illinois are all stayed or otherwise suspended pending the Second Circuit’s decision in Flo & Eddie et al. v. Sirius XM.

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

On September 7, 2016, Ponderosa Twins Plus One et al. filed a class action suit against the Company alleging claims similar to that of Flo & Eddie, Inc. v. Pandora Media Inc. The action is currently stayed in the Northern District of California pending the Ninth Circuit’s decision in Flo & Eddie, Inc. v. Pandora Media, Inc.

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

9.                       Provision for Income Taxes

Loss before provision for income taxes by jurisdiction consists of the following:

	Year ended December 31,
	2014	2015	2016
	(in thousands)
Jurisdiction
Domestic	$(24,230)	$(163,460)	$(328,414)
Foreign	(5,592)	(7,751)	(14,792)
Loss before provision for income taxes	$(29,822)	$(171,211)	$(343,206)

The provision for income taxes consists of the following:

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

	Year ended December 31,
	2014	2015	2016
		(in thousands)
Current
Federal	$—	$—	$—
State and local	353	9	26
International	231	214	443
Total current income tax expense	$584	$223	$469
Deferred
Federal	(9,996)	(17,943)	(96,852)
State and local	(6,238)	(2,174)	(10,750)
International	—	—	(1,032)
Valuation allowance	16,234	18,344	107,937
Total deferred income tax expense (benefit)	$—	$(1,773)	$(697)
Total provision for (benefit from) income taxes	$584	$(1,550)	$(228)

The benefit from income taxes decreased by $1.3 million during the year ended December 31, 2016 as a result of the tax amortization of indefinite lived assets acquired during the previous period.

The following table presents a reconciliation of the statutory federal rate and our effective tax rate:

	Year ended December 31,
	2014	2015	2016
U.S. federal taxes at statutory rate	34%	34%	34%
State taxes, net of federal benefit	(1)	—	—
Permanent differences	4	3	2
Foreign rate differential	(7)	(1)	(2)
Federal and state credits, net of reserve	11	2	2
Impact of acquired DTAs and DTLs	—	1	1
Change in valuation allowance	(55)	(33)	(32)
Change in rate	6	(1)	—
Deferred adjustments	6	(4)	(5)
Effective tax rate	(2)%	1%	—%

The major components of deferred tax assets and liabilities consist of the following:

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

	As of December 31,
	2015	2016
	(in thousands)
Deferred tax assets
Net operating loss carryforwards	$91,658	$167,961
Tax credit carryforwards	14,204	21,111
Allowances and other	21,802	27,729
Stock options	29,927	32,986
Depreciation and amortization	—	3,704
Total deferred tax assets	$157,591	$253,491
Valuation allowance	(92,772)	(200,797)
Total deferred tax assets, net of valuation allowance	$64,819	$52,694
Deferred tax liabilities
Convertible debt	(37,580)	(31,592)
Depreciation and amortization	(27,252)	(22,360)
Total deferred tax liabilities	$(64,832)	$(53,952)
Net deferred tax assets (liabilities)	$(13)	$(1,258)

During the years ended December 31, 2015 and 2016, we released $1.8 million and $1.9 million of our valuation allowance as a result of acquisitions. Deferred tax liabilities were established for the book-tax basis difference related to acquired intangible assets. The net deferred tax liabilities provided an additional source of income to support the realizability of pre-existing deferred tax assets.

At December 31, 2016, we had federal net operating loss carryforwards of approximately $818.5 million and tax credit carryforwards of approximately $14.8 million. If realized, approximately $377.3 million of the net operating loss carryforwards will be recognized as a benefit through additional paid in capital. The federal net operating losses and tax credits expire in years beginning in 2021. At December 31, 2016, we had state net operating loss carryforwards of approximately $552.2 million which expire in years beginning in 2017. In addition, we had state tax credit carryforwards of approximately $15.8 million that do not expire and approximately $5.7 million of credits that will expire beginning in 2024.

At December 31, 2016, we had foreign net operating loss carryforwards of approximately $8.2 million which expire in years beginning in 2033.

Included in the net operating loss carryforward amounts above are approximately $62.4 million of federal, $41.3 million of state and $3.8 million of foreign net operating loss carryforwards related to acquisitions.

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

During the year ended December 31, 2016, our valuation allowance increased by $108.0 million. At December 31, 2015 and 2016, we maintained a full valuation allowance on our net deferred tax assets. The valuation allowance was determined in accordance with the provisions of Accounting Standards Codification 740 - Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. Our history of cumulative losses, along with expected future U.S. losses required that a full valuation allowance be recorded against all net deferred tax assets. We intend to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

At December 31, 2015 and 2016 we have unrecognized tax benefits of approximately $6.9 million and $9.4 million. The

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

increase in our unrecognized tax benefits was primarily attributable to current year activities. A reconciliation of the beginning and ending amounts of unrecognized tax benefits (excluding interest and penalties) is as follows:

	Year ended December 31,
	2015	2016
	(in thousands)
Beginning balance	$5,793	$6,864
Increases related to tax positions taken during a prior year	—	—
Decreases related to tax positions taken during a prior year	(74)	(13)
Increases related to tax positions taken during the current year	1,145	2,561
Ending balance	$6,864	$9,412

The total unrecognized tax benefits, if recognized, would not affect the Company’s effective tax rate as the tax benefit would increase a deferred tax asset, which is currently offset with a full valuation allowance. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next twelve months. Accrued interest and penalties related to unrecognized tax benefits are recorded in the provision for income taxes. We did not have such interest, penalties or tax benefits during the years ended December 31, 2014, 2015 and 2016.

We file income tax returns in the United States, California, other states and international jurisdictions. Tax years 2000 to 2016 remain subject to examination for U.S. federal, state and international purposes. All net operating loss and tax credits generated to date are subject to adjustment for U.S. federal and state purposes. We are not currently under examination in federal, state or international jurisdictions.

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

Shares available for grant as of December 31, 2016 and the activity during the year ended December 31, 2016 are as follows:

	Shares Available for Grant
	Equity Awards	ESPP	Total
Balance as of December 31, 2015	11,723,327	3,319,337	15,042,664
Additional shares authorized	8,998,816	—	8,998,816
Restricted stock units granted	(15,522,398)	—	(15,522,398)
Performance stock units granted	(1,835,250)	—	(1,835,250)
ESPP shares issued	—	(1,254,910)	(1,254,910)
Options forfeited	1,592,289	—	1,592,289
Restricted stock units forfeited	2,587,203	—	2,587,203
Market stock units forfeited	185,714	—	185,714
Share adjustment	614,967	—	614,967
Balance as of December 31, 2016	8,344,668	2,064,427	10,409,095

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

The per-share fair value of shares to be granted under the ESPP is determined on the first day of the offering period using the Black-Scholes option pricing model using the following assumptions:

	Year Ended December 31,
	2014	2015	2016
Expected life (in years)	0.5	0.5	0.5
Risk-free interest rate	0.06%	0.12%	0.36%
Expected volatility	42%	52%	44%
Expected dividend yield	0%	0%	0%

During the years ended December 31, 2014, 2015 and 2016, we withheld $6.4 million, $7.6 million and $9.7 million in contributions from employees and recognized $2.1 million, $3.3 million and $3.4 million of stock-based compensation expense related to the ESPP, respectively. In the years ended December 31, 2014, 2015 and 2016, 149,378, 538,398 and 1,254,910 shares of common stock were issued under the ESPP at a weighted average purchase price of $23.95, $17.80 and $6.76, respectively.

Stock Options

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

Stock option activity during the year ended December 31, 2016 was as follows:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
	(in thousands, except share and per share data)
Balance as of December 31, 2015	12,815,891	$7.15	1.09	$101,151
Granted	—	—
Exercised	(1,588,781)	2.18
Forfeited	(1,790,730)	19.02
Balance as of December 31, 2016	9,436,380	5.74	0.47	77,752
Vested and exercisable as of December 31, 2016	8,108,519	5.40	0.31	68,656
Expected to vest as of December 31, 2016 (2)	1,241,887	$7.94	1.50	$8,403

(1)Amounts represent the difference between the exercise price and the fair value of common stock at each period end for all in the money options outstanding based on the fair value per share of common stock of $13.41 and $13.04 as of December 31, 2015 and 2016.

(2)Options expected to vest reflect an estimated forfeiture rate.

The per-share fair value of stock options granted during the years ended December 31, 2014 and 2015 was determined on the grant date using the Black-Scholes option pricing model with the following assumptions. No stock option grants were made during the year ended December 31, 2016.

	Year Ended December 31,
	2014	2015	2016
Expected life (in years)	6.08	6.08	N/A
Risk-free interest rate	1.71% - 1.93%	1.75% - 1.92%	N/A
Expected volatility	58% - 59%	49% - 50%	N/A
Expected dividend yield	0%	0%	N/A

The expected term of stock options granted represents the weighted average period that the stock options are expected to remain outstanding. We determined the expected term assumption based on our historical exercise behavior combined with estimates of the post-vesting holding period. Expected volatility is based on historical volatility of peer companies in our industry that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. We currently have no history or expectation of paying cash dividends on our common stock.

During the years ended December 31, 2014, 2015 and 2016, we recorded stock-based compensation expense related to stock options of approximately $14.7 million, $10.7 million and $13.8 million, respectively.

As of December 31, 2016, there was $11.2 million of unrecognized compensation cost related to outstanding employee stock options. This amount is expected to be recognized over a weighted-average period of 1.55 years. To the extent the actual forfeiture rate differs from our estimates, stock-based compensation related to these awards could differ from our expectations.

The weighted-average fair value of stock option grants made during the years ended December 31, 2014 and 2015 was $19.74 and $9.08.

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2014, 2015 and 2016 was $169.2 million, $9.5 million and $17.3 million, respectively. The total fair value of options vested during the years ended December 31, 2014, 2015 and 2016 was $16.5 million, $17.6 million and $10.2 million, respectively.

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

Restricted Stock Units

The fair value of the restricted stock units is expensed ratably over the vesting period. RSUs vest annually on a cliff basis over the service period, which is generally four years. During the years ended December 31, 2014, 2015 and 2016, we recorded stock-based compensation expense related to restricted stock units of approximately $69.9 million, $96.1 million and $124.3 million, respectively. As of December 31, 2016, total compensation cost not yet recognized of approximately $251.0 million related to non-vested restricted stock units, is expected to be recognized over a weighted average period of 2.73 years.

The following table summarizes the activities for our RSUs for the year ended December 31, 2016:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2015	17,272,085	$17.91
Granted	15,522,398	10.21
Vested	(7,666,647)	16.94
Forfeited	(2,723,419)	14.84
Unvested as of December 31, 2016	22,404,417	13.26
Expected to vest as of December 31, 2016 (1)	20,325,998	$13.33
(1) RSUs expected to vest reflect an estimated forfeiture rate.

MSUs

In March 2015, the compensation committee of the board of directors granted performance awards consisting of market stock units to certain key executives under our 2011 Plan.

MSUs granted in March 2015 are earned as a function of Pandora’s TSR performance measured against that of the Russell 2000 Index across three performance periods:

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

We have determined the grant-date fair value of the MSUs using a Monte Carlo simulation performed by a third-party valuation firm. We recognize stock-based compensation for the MSUs over the requisite service period, which is approximately three years, using the accelerated attribution method. During the year ended December 31, 2015, we granted 776,000 MSUs at a total grant-date fair value of $4.3 million. There were no MSUs granted in the year ended December 31, 2016. During the years ended December 31, 2015 and 2016, we recorded stock-based compensation expense from MSUs of approximately $1.5 million and $0.7 million. As of December 31, 2016, total compensation cost not yet recognized of approximately $0.8 million

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

related to non-vested MSUs is expected to be recognized over a weighted average period of 1.13 years. There was no stock-based compensation expense related to MSUs or shares of common stock issued under the MSU plan in the year ended December 31, 2014.

In February 2016 and January 2017, the compensation committee of the board of directors certified the results of the One-Year Performance Period and Two-Year Performance Period of the 2015 MSU grant, which concluded December 31, 2015 and 2016. During the One-Year Performance Period, our relative TSR declined 26 percentage points relative to the Russell 2000 Index TSR for the period, which resulted in the vesting of the One-Year Performance Period at 22% of the one-third vesting opportunity for the period. During the Two-Year Performance Period, our relative TSR declined 48 percentage points relative to the Russell 2000 Index TSR for the period, which resulted in vesting of the Two-Year Performance Period at 0% of the one-third vesting opportunity for the period.

The following table summarizes the activities for our MSUs for the year ended December 31, 2016:

	Number of MSUs	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2015	776,000	$5.60
Granted	—	—
Vested	(56,903)	2.57
Forfeited	(185,714)	5.91
Unvested as of December 31, 2016	533,383	5.49
Expected to vest as of December 31, 2016 (1)	398,831	$5.52
(1) MSUs expected to vest reflect an estimated forfeiture rate.

PSUs

In April 2016 and October 2016, the compensation committee of the board of directors granted 2016 Performance Awards consisting of stock-settled performance-based RSUs to certain key executives under our 2011 Plan.

PSUs granted in April 2016 and October 2016 have a vesting period that includes a four-year service period, during which one fourth of the awards will vest after one year and the remainder will vest quarterly thereafter. The PSUs are earned when our trailing average ninety-day stock price is equal to or greater than $20.00. If the trailing average ninety-day stock price does not equal or exceed $20.00 on the applicable vesting date, then the portion of the award that was scheduled to vest on such vesting date shall not vest but shall vest on the next vesting date on which the trailing average ninety-day stock price equals or exceeds $20.00. Any portion of the award that remains unvested as of the final vesting date shall be canceled and forfeited.

We have determined the grant-date fair value of the PSUs granted in April 2016 and October 2016 using a Monte Carlo simulation performed by a third-party valuation firm. We recognize stock-based compensation for the PSUs over the requisite service period, which is approximately four years, using the accelerated attribution method. During the year ended December 31, 2016, we granted 1,835,250 PSUs at a total grant-date fair value of $9.8 million. During the year ended December 31, 2016, we recorded stock-based compensation expense from PSUs of approximately $3.8 million. As of December 31, 2016, total compensation cost not yet recognized of approximately $5.8 million related to non-vested PSUs is expected to be recognized over a weighted average period of 3.16 years. There was no stock-based compensation expense related to PSUs or shares of common stock issued as a result of vesting of PSUs in the years ended December 31, 2014 and 2015.

The following table summarizes the activities for our PSUs for the year ended December 31, 2016:

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

	Number of PSUs	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2015	—	$—
Granted	1,835,250	5.33
Vested	—	—
Forfeited	—	—
Unvested as of December 31, 2016	1,835,250	5.33
Expected to vest as of December 31, 2016 (1)	1,658,031	$5.32
(1) PSUs expected to vest reflect an estimated forfeiture rate.

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows:

	Year ended December 31,
	2014	2015	2016
	(in thousands)
Stock-based compensation expense
Cost of revenue—Other	$4,414	$5,531	$6,108
Cost of revenue—Ticketing service	—	40	188
Product development	17,546	23,671	30,975
Sales and marketing	42,165	52,747	58,118
General and administrative	22,930	29,656	43,069
Total stock-based compensation expense	$87,055	$111,645	$138,458

During the year ended December 31, 2016, we capitalized $7.5 million of stock-based compensation as internal use software and website development costs.

During the year ended December 31, 2016, we recorded $8.7 million related to accelerated awards in connection with executive severance. The majority of this amount is included in the general and administrative line item of our consolidated statement of operations.

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

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, restricted stock units, market stock units and performance-based RSUs, to the extent dilutive. Basic and diluted net loss per share were the same for the years ended December 31, 2014, 2015 and 2016, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of historical basic and diluted net loss per share:

	Year Ended December 31,
	2014	2015	2016
	(in thousands except per share amounts)
Numerator
Net loss	$(30,406)	$(169,661)	$(342,978)

Denominator
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	205,273	213,790	230,693
Net loss per share, basic and diluted	$(0.15)	$(0.79)	$(1.49)

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	As of December 31, 2014	As of December 31, 2015	As of December 31, 2016
	(in thousands)
Options to purchase common stock	10,980	12,816	9,436
Restricted stock units	11,024	17,272	22,404
Performance awards*	—	776	2,369
Total common stock equivalents	22,004	30,864	34,209
*Includes potential common shares outstanding for MSUs and PSUs

On December 9, 2015, we completed an offering of our 1.75% convertible senior notes due 2020. Under the treasury stock method, the Notes will generally have a dilutive impact on earnings per share if our average stock price for the period exceeds approximately $16.42 per share of our common stock, the conversion price of the Notes. For the period from the issuance of the offering of the Notes through December 31, 2016, the conversion feature of the Notes was anti-dilutive.

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

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

12.                       Segment Data and Revenue by Geographic Area

Segment Data

We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable operating segments.

Our chief operating decision maker (the "CODM"), our Chief Executive Officer, manages our operations on a consolidated basis for purposes of allocating resources. When evaluating our financial performance, the CODM reviews revenue and gross profit on a disaggregated basis for our internet radio and ticketing services, while all other financial information is reviewed on a consolidated basis. Such evaluation excludes operating expenses and general corporate-level costs that are not specific to either of the reportable segments and are managed separately at the corporate level. The general corporate-level expenses relate to executive management, finance and accounting, human resources, legal, training and development, various nonrecurring charges and other separately managed general and administrative costs.

Our two operating segments, which are the same as our two reportable segments, are as follows:

Pandora—Internet Radio Service

Pandora is the world’s most powerful music discovery platform, offering a personalized experience for each of our listeners wherever and whenever they want to listen to music—whether through earbuds, car speakers or live on stage. Pandora is available as an ad-supported service or as a subscription service, which we call Pandora Plus. The majority of our listener hours occur on mobile devices, with the majority of our revenue generated from advertising on our ad-supported service on these devices. We offer both local and national advertisers the opportunity to deliver targeted messages to our listeners using a combination of audio, display and video advertisements. We also generate revenue from subscriptions to Pandora Plus.

Ticketing Service

We operate our ticketing service through our subsidiary Ticketfly, a leading live events technology company that provides ticketing and marketing software and services for clients, which are venues and event promoters, across North America. Ticketfly's ticketing, digital marketing and analytics software helps promoters book talent, sell tickets and drive in-venue revenue, while Ticketfly's consumer tools help fans find and purchase tickets to events. Tickets are primarily sold through the Ticketfly platform but are also sold through other channels such as box offices.

The measurement basis of segment profit or loss is gross profit, as operating expenses and working capital are all managed on an aggregate basis. Total segment assets have not been presented as segment assets are not reported to, or used by management to allocate resources to or assess performance of the segments.

The following table provides the financial performance of our reportable segments, including a reconciliation of gross profit from segment operations to gross profit from total operations:

	Year ended December 31,
	2015			2016
	Pandora	Ticketfly (1)	Total	Pandora	Ticketfly	Total
	(in thousands)			(in thousands)
Revenues	$1,153,876	$10,167	$1,164,043	$1,298,276	$86,550	$1,384,826
Cost of revenues	690,220	7,121	697,341	835,642	59,280	894,922
Gross profit	$463,656	$3,046	$466,702	$462,634	$27,270	$489,904
Operating and other expenses			(636,363)			(832,882)
Net loss			$(169,661)			$(342,978)

(1) Includes two months of revenue and expense for Ticketfly from the acquisition date of October 31, 2015 to December 31, 2015.

The following table provides depreciation and amortization costs included in costs of revenues by segment included in the consolidated statements of operations:

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

	Year ended December 31,
	2015			2016
	Pandora	Ticketfly (1)	Total	Pandora	Ticketfly	Total
	(in thousands)			(in thousands)
Depreciation and amortization	$7,231	$949	$8,180	$8,667	$5,729	$14,396

(1) Includes two months of depreciation and amortization expense for Ticketfly from the acquisition date of October 31, 2015 to December 31, 2015.

Revenue by Geographic Area

The following table sets forth revenue by geographic area:

	Year ended December 31,
	2014	2015	2016
	(in thousands)
Revenue by geographic area
United States	$917,008	$1,155,210	$1,366,330
International	3,794	8,833	18,496
Total revenue	$920,802	$1,164,043	$1,384,826

No individual foreign country represented a material portion of our consolidated revenue during the years ended December 31, 2014, 2015 and 2016.

13.                       Selected Quarterly Financial Data (unaudited)

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

	Quarter ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015	2016	2016	2016	2016
	(in thousands, except per share data)
Total revenue (1)	$230,764	$285,560	$311,562	$336,157	$297,305	$343,022	$351,901	$392,598
Cost of revenue
Cost of revenue—Content acquisition costs	126,023	130,134	211,272	142,933	171,264	176,633	174,334	212,122
Cost of revenue—Other	16,233	20,043	21,414	22,168	20,999	24,833	25,556	29,901
Cost of revenue—Ticketing service (1)	—	—	—	7,121	14,646	15,259	15,318	14,057
Total cost of revenue	142,256	150,177	232,686	172,222	206,909	216,725	215,208	256,080
Gross profit	88,508	135,383	78,876	163,935	90,396	126,297	136,693	136,518
Operating expenses
Product development (1)	15,875	18,742	21,849	28,115	35,846	33,808	33,657	38,325
Sales and marketing (1)	84,274	94,035	107,286	112,574	117,622	123,812	116,475	133,546
General and administrative (1)	36,754	38,812	35,603	42,774	46,296	40,562	41,768	46,946
Total operating expenses	136,903	151,589	164,738	183,463	199,764	198,182	191,900	218,817
Loss from operations	(48,395)	(16,206)	(85,862)	(19,528)	(109,368)	(71,885)	(55,207)	(82,299)
Net loss	(48,257)	(16,065)	(85,930)	(19,409)	(115,102)	(76,333)	(61,534)	(90,009)
Net loss per share, basic	(0.23)	(0.08)	(0.40)	(0.09)	(0.51)	(0.33)	(0.27)	(0.38)
Net loss per share, diluted	$(0.23)	$(0.08)	$(0.40)	$(0.09)	$(0.51)	$(0.33)	$(0.27)	$(0.38)
(1) Includes two months of revenue and expense for Ticketfly from the acquisition date of October 31, 2015 to December 31, 2015.

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

14.                       Subsequent Event

On January 12, 2017, we announced a reduction in force plan affecting approximately 7% of our U.S. employee base, excluding Ticketfly. Our Board of Directors approved the plan on December 15, 2016 and the affected employees were informed of the plan on January 12, 2017. The reduction in force will allow us to focus and realign existing resources on execution and make further investments in product innovation to drive advertising revenue and subscription growth. We expect the reduction in force plan to be completed by the end of the first quarter of 2017.
In connection with the reduction in force plan, we estimate we will incur approximately $5.0 million to $7.0 million of cash expenditures, substantially all of which are related to employee severance and benefits costs. Total reduction in force costs are estimated at $4.0 million to $6.0 million, which is lower than cash reduction in force costs due to a credit related to non-cash stock-based compensation expense reversals for unvested equity awards. We expect to recognize these pre-tax reduction in force charges in the first quarter of 2017.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this Annual Report on Form 10-K, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.

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

Our management has assessed the effectiveness of the internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013 framework).

Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item regarding our directors and executive officers is incorporated by reference to the sections of our proxy statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders (the "Proxy Statement") entitled "Election of Class III Directors" and "Management."

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

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled "Executive Compensation," "Board of Directors—Director Compensation," "Corporate Governance—Compensation Committee Interlocks and Insider Participation."

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled "Certain Relationships and Related-Party Transactions" and "Corporate Governance—Director Independence."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference to the section of the Proxy Statement entitled "Ratification of Appointment of Independent Registered Public Accounting Firm."

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are included as part of this Annual Report on Form 10-K.

1. Index to Financial Statements

Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm
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

SIGNATURES

        Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 15, 2017.

PANDORA MEDIA, INC.

By:	/s/ TIM WESTERGREN
	Name:	Tim Westergren
	Title:	Chief Executive Officer (Principal Executive Officer) and Director

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Tim Westergren, Michael S. Herring and Stephen Bené and each of them, his or her true and lawful attorneys-in-fact and agents, with full power to act separately and full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or his or her or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIM WESTERGREN	Chief Executive Officer (Principal Executive Officer) and Director	February 15, 2017
Tim Westergren

/s/ MICHAEL S. HERRING	President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)	February 15, 2017
Michael S. Herring

/s/ ROGER FAXON	Director	February 15, 2017
Roger Faxon

/s/ JAMES M. P. FEUILLE	Director	February 15, 2017
James M. P. Feuille

/s/ PETER GOTCHER	Director	February 15, 2017
Peter Gotcher

/s/ TIMOTHY LEIWEKE	Director	February 15, 2017
Timothy Leiweke

/s/ ELIZABETH A. NELSON	Director	February 15, 2017
Elizabeth A. Nelson

/s/ MICKIE ROSEN	Director	February 15, 2017
Mickie Rosen

/s/ ANTHONY VINCIQUERRA	Director	February 15, 2017
Anthony Vinciquerra

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By	Filed Herewith
2.01	Agreement and Plan of Merger, dated as of October 7, 2015, among the Company, Ticketfly, Inc., Tennessee Acquisition Sub I, Inc., Tennessee Acquisition Sub II, LLC and Shareholder Representative Services LLC	8-K/A	001-35198	2.1	10/8/2015
2.02	Asset Purchase Agreement, dated as of November 16, 2015, by and between Pandora Media, Inc. and Rdio, Inc.	10-K	001-35198	2.02	2/18/2016
3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-172215	3.1	5/4/2011
3.02	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	001-35198	3.02	7/26/2016
3.03	Amended and Restated Bylaws	S-1/A	333-172215	3.2	5/4/2011
3.04	Certificate of Amendment to the Amended and Restated Bylaws	10-Q	001-35198	3.04	7/26/2016
4.01	Fifth Amended and Restated Investor Rights Agreement, by and among Pandora Media, Inc. and the investors listed on Exhibit A thereto, dated May 20, 2010, as amended	S-1/A	333-172215	4.2	2/22/2011
4.02	Indenture, dated as of December 9, 2015, between Pandora Media, Inc. and Citibank, N.A., as Trustee	8-K	001-35198	4.1	12/9/2015
4.03	Form of 1.75% Convertible Senior Note due 2020 (included in Exhibit 4.02)
10.01†	2011 Equity Incentive Plan and Form of Stock Option Agreement under 2011 Equity Incentive Plan	S-1/A	333-172215	10.1	5/26/2011
10.02†	Ticketfly, Inc. 2008 Stock Plan	S-8	333-208005	99.1	11/13/2015
10.03†	2004 Stock Plan, as amended, and Forms of Stock Option Agreement and Restricted Stock Purchase Agreement under 2004 Stock Plan	S-1/A	333-172215	10.3	2/22/2011
10.04†	2000 Stock Incentive Plan, as amended, and Forms of NSO Stock Option Agreement and ISO Stock Option Agreement under 2000 Stock Plan	S-1/A	333-172215	10.4	2/22/2011
10.05†	Form of Indemnification Agreement by and between Pandora Media, Inc. and each of its executive officers and its directors not affiliated with an investment fund	S-1/A	333-172215	10.5	2/22/2011
10.06†	Form of Indemnification Agreement by and between Pandora Media, Inc. and each of its directors affiliated with an investment fund	S-1/A	333-172215	10.5A	2/22/2011
10.7†	Employment Agreement with Tim Westergren, dated April 28, 2004	S-1/A	333-172215	10.7	2/22/2011
10.9†	Offer Letter with John Trimble, dated February 18, 2009	S-1/A	333-172215	10.1	2/22/2011
10.10	Office Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated July 23, 2009	S-1/A	333-172215	10.12	2/22/2011
10.10A	First Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated April 13, 2010	S-1/A	333-172215	10.12A	2/22/2011
10.10B	Second Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated June 16, 2010	S-1/A	333-172215	10.12B	2/22/2011
10.10C	Third Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated December 15, 2010	10-Q	001-35198	10.12C	9/4/2012
10.10D	Fourth Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated March 10, 2011	10-Q	001-35198	10.12D	9/4/2012

10.10E	Fifth Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated July 1, 2011	10-Q	001-35198	10.12E	9/4/2012
10.10F	Sixth Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated September 27, 2011	10-Q	001-35198	10.12F	9/4/2012
10.10G	Seventh Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated July 12, 2012	10-Q	001-35198	10.12G	9/4/2012
10.10H	Eighth Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated February 1, 2013	10-Q	001-35198	10.12H	5/29/2013
10.10I	Ninth Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated August 15, 2013	10-Q	001-35198	10.12I	10/28/2014
10.10J	Tenth Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated October 1, 2014	10-Q	001-35198	10.12J	10/28/2014
10.10K	Sublease between Cerexa, Inc. and Pandora Media, Inc. dated January 1, 2015	10-K	001-35198	10.10K	2/11/2015
10.10L	First Lease Modification and Term Extension and Additional Space Agreement between 125 Park Owner LLC and Pandora Media, Inc., dated July 22, 2015	10-Q	001-35198	10.10L	7/24/2015
10.10M	Eleventh Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated July 28, 2015*	10-K	001-35198	10.10M	2/18/2016
10.13	Credit Agreement among Pandora Media, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, dated as of May 13, 2011	S-1/A	333-172215	10.17	6/10/2011
10.13A	Amendment and Restatement Agreement to Credit Agreement among Pandora Media, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, dated as of September 12, 2013	10-Q	001-35198	10.15	11/26/2013
10.13B
Amendment No. 1 to Credit Agreement, as amended and restated as of September 12, 2013, among Pandora Media, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, dated as of December 2, 2015
		10-K	001-35198	10.13B	2/18/2016
10.13C
Amendment and Restatement Agreement to Credit Agreement, as previously amended and restated as of September 12, 2013, among Pandora Media, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, dated as of December 21, 2015
		10-K	001-35198	10.13C	2/18/2016
10.14†	Form of Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan	10-Q	001-35198	10.01	9/2/2011
10.15†	Amended Executive Severance and Change in Control Policy	10-K	001-35198	10.18	3/19/2012
10.16†	Offer Letter with Simon Fleming-Wood, dated August 5, 2011	10-Q	001-35198	10.19	6/4/2012
10.18†	2015 Corporate Incentive Plan	10-Q	001-35198	10.17D	4/27/2015
10.19†	2016 Corporate Incentive Plan	10-Q	001-35198	10.19	5/2/2016
10.19A†	Amended and Restated 2016 Corporate Incentive Plan					X
10.20†	Australian Form of Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan	10-K	001-35198	10.22	3/18/2013
10.21†	Offer Letter with Michael Herring, dated December 21, 2012	10-K	001-35198	10.23	3/18/2013
10.22†	New Zealand Form of Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan	10-Q	001-35198	10.24	5/29/2013

10.23†	Offer Letter with Brian McAndrews, dated September 11, 2013	10-Q	001-35198	10.25	11/26/2013
10.24†	2014 Employee Stock Purchase Plan	S-8	333-193612	99.2	1/28/2014
10.25†	Offer Letter with Sara Clemens, dated January 22, 2014	10-Q	001-35198	10.25	4/27/2015
10.26†	Offer Letter with Stephen Bené, dated October 14, 2014	10-Q	001-35198	10.26	4/27/2015
10.27†	Offer Letter with Christopher Phillips, dated October 20, 2014	10-Q	001-35198	10.27	4/27/2015
10.28†	Form of MSU Grant Notice and Award Agreement	10-Q	001-35198	10.28	4/27/2015
10.29	Settlement Agreement by and among Pandora Media, Inc. and Capitol Records, LLC et al.**	10-Q	001-35198	10.29	10/26/2015
10.30	Capped call transaction confirmation, dated as of December 3, 2015, by and between Morgan Stanley & Co. LLC and Pandora Media, Inc.	8-K	001-35198	10.1	12/9/2015
10.31	Additional capped call transaction confirmation, dated as of December 4, 2015, by and between Morgan Stanley & Co. LLC and Pandora Media, Inc.	8-K	001-35198	10.2	12/9/2015
10.32	Capped call transaction confirmation, dated as of December 3, 2015, by and between JPMorgan Chase Bank, National Association, London Branch and Pandora Media, Inc.	8-K	001-35198	10.3	12/9/2015
10.33	Additional capped call transaction confirmation, dated as of December 4, 2015, by and between JPMorgan Chase Bank, National Association, London Branch and Pandora Media, Inc.	8-K	001-35198	10.4	12/9/2015
10.34†	Severance and Release Agreement between Simon Fleming-Wood and Pandora Media, Inc., dated April 3, 2016	10-Q	001-35198	10.34	5/2/2016
10.35†	Severance and Release Agreement between Brian McAndrews and Pandora Media, Inc., dated April 13, 2016	10-Q	001-35198	10.35	5/2/2016
10.36†	Form of Performance Award Agreement under the 2011 Equity Incentive Plan	10-Q	001-35198	10.01	7/26/2016
23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					X
24.01	Power of Attorney (included on signature page of this Annual Report on Form 10-K)					X
31.01	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.02	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.01	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
†	Indicates management contract or compensatory plan.

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