Form 10-K/A
period 2016-12-31
Pandora Media, Inc.
filed 2017-04-27
CIK 1230276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A (Amendment No. 1)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

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

On April 24, 2017, the registrant had 240,342,380 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this "Amendment") amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 originally filed with the Securities and Exchange Commission (the "SEC") on February 16, 2017 (the "Original Filing") by Pandora Media, Inc., a Delaware corporation. As used herein, "Pandora," the "Company," "we," "our," and similar terms refer to Pandora Media, Inc. and, where appropriate, its wholly owned subsidiaries, unless the context indicates otherwise. We are filing this Amendment to present the information required by Part III of Form 10-K because we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2016. In particular, this Amendment amends the cover page, Items 10 through 14 of Part III and the Exhibit Index of the Original Filing and includes certifications as required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended, as exhibits in accordance with Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC.

Pandora Media, Inc.
 Form 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Set forth below is each director’s name and age and his or her principal occupation, business history and public company directorships held during the past five years.

Roger Faxon, age 68, has served on our board of directors since June 2015. Since 2012, Mr. Faxon has been owner and chief executive of A&R Investments, an investment and consulting firm focused on the media and communications industries. Mr. Faxon also currently serves on the board of ITV plc, where he is a member of its nomination committee. Previously, from 1994 to 2012, Mr. Faxon held various positions at the EMI Group, a music recording and publishing company, including chief executive officer of the music publishing division and most recently as chief executive officer. From 1991 to 1994 he served as the managing director of Sotheby’s Europe, the art auction house. Mr. Faxon holds a Bachelor of Arts degree from The Johns Hopkins University, where he currently serves on its board of directors. We believe Mr. Faxon is qualified to serve on the board of directors due to his operational experience in the music industry.

James M. P. Feuille, age 59, has served on our board of directors since October 2005. Mr. Feuille currently serves as a general partner with Crosslink Capital, an investment and venture capital management company, where he focuses on investments in digital media, internet services, and software and business services. Mr. Feuille has been affiliated with Crosslink Capital since November 2002 and has been a general partner since January 2005. Prior to joining Crosslink Capital, Mr. Feuille served as the global head of technology investment banking at UBS Warburg, a business group of a global financial services firm, chief operating officer at Volpe Brown Whelan & Company, and head of technology investment banking at Robertson Stephens & Company. Mr. Feuille currently serves on the boards of directors of a number of privately-held companies. Mr. Feuille holds a Bachelor of Arts degree in Chemistry from Dartmouth College and a Juris Doctor degree and a Master of Business Administration degree from Stanford University. We believe that Mr. Feuille is qualified to serve on our board of directors due to his experience with the venture capital industry and a wide variety of internet and technology companies, as well as the perspective he brings as an affiliate of one of our major stockholders.

Peter Gotcher, age 57, has served on our board of directors since September 2005. Mr. Gotcher is an independent private investor focusing on investments in digital media technology companies. Mr. Gotcher was a venture partner with Redpoint Ventures, a private investment firm from September 1999 to June 2002. Prior to that, Mr. Gotcher was a venture partner with Institutional Venture Partners, a private investment firm, from 1997 to September 1999. Mr. Gotcher founded Digidesign, a manufacturer of digital audio workstations, and served as its president, chief executive officer and chairman of the board of directors of from 1984 to 1995. Digidesign was acquired by Avid Technology, a media software company, in 1995 and Mr. Gotcher served as the general manager of Digidesign and executive vice president of Avid Technology from January 1995 to May 1996. Mr. Gotcher currently serves as chairman of the board of directors of Dolby Laboratories and serves on the board of directors of GoPro, Inc. Mr. Gotcher holds a Bachelor of Arts degree in English Literature from the University of California, Berkeley. We believe that Mr. Gotcher should serve on our board of directors due to his broad understanding of the operational, financial and strategic issues facing public companies and his background providing guidance and counsel to companies in the digital media industry.

Timothy Leiweke, age 60, has served on our board of directors since April 2015. Mr. Leiweke currently serves as the chief executive officer of Oak View Group, a Los Angeles-based entertainment advisory, development and investment company. From 2013 to 2015, Mr. Leiweke served as the president and chief executive officer of Maple Leaf Sports & Entertainment, a professional sports and commercial real estate company, which is the parent company of the Toronto Maple Leafs, Toronto Raptors, Toronto FC and the Toronto Marlies. From 1996 to 2013, he was the president and chief executive officer of Anschutz Entertainment Group (AEG), a sporting and music entertainment presenter. From 1995 to 1996, he served as president and CEO for U.S. Skiing, the nation governing body for Olympic skiing. Prior to that, he served as president of the Denver Nuggets, a professional basketball team, from 1991 to 1995. Mr. Leiweke holds an honorary doctorate from California State University. We believe Mr. Leiweke is qualified to serve on our board of directors due to his vast experience and background in the entertainment and events industry.

Elizabeth A. Nelson, age 56, has served on our board of directors since July 2013.  Ms. Nelson currently serves on the board of Nokia Corporation, a global networking company, Zendesk Inc., a leading software platform for customer service, and various private companies. Ms. Nelson currently serves as lead independent director at Zendesk, and chairs the audit committees at Nokia and Zendesk. From 1996 through 2006, Ms. Nelson served as the executive vice president and chief financial officer at Macromedia, Inc., where she also served as a director from January to December 2005. Prior to joining Macromedia, Ms. Nelson held various roles in finance and corporate development at Hewlett-Packard Company, an information technology company. Ms. Nelson’s prior public company board service includes serving as a director of Ancestry.com, an online family history company, from 2009 to 2012, of Autodesk, Inc., a design software company, from 2007 to 2010, of Brightcove, Inc., a cloud-based video company, from 2011 to 2014, of CNET Networks, Inc., an Internet media company, from 2003 to 2008, and of SuccessFactors, Inc., a provider of human resources solutions, from 2007 to 2012. Ms. Nelson holds a Master of Business Administration degree in Finance with distinction from the Wharton School at the University of Pennsylvania and a Bachelor of Science degree from Georgetown University. We believe that Ms. Nelson is qualified to serve on our board of directors due to her broad operating and management experience in the technology industry, and her service on the boards of directors of a range of technology, internet and mobile companies.

Mickie Rosen, age 49, has served on our board of directors since September 2015. Since October 2013, Ms. Rosen has been advising Fortune 100 companies and growth and early stage startups regarding strategy and operations. From 2011 to 2013, Ms. Rosen held various positions at Yahoo!, most recently as SVP of global media & commerce, where she led the media division globally, overseeing product, design, engineering, editorial, business development, partnerships, and marketing solutions. From 2008 to 2011, Ms. Rosen was a partner with digital media venture capital firm, Fuse Capital, where she also co-founded and incubated Tecca, a service helping consumers navigate personal technologies. From 2006 to 2008, she was the SVP and GM of Entertainment for Fox Interactive Media and from 2002 to 2006, Ms. Rosen was the head of product development, marketing, and PR for Fandango. Ms. Rosen has also held executive roles with Quisic, an e-learning start-up, and The Walt Disney Company's Corporate Alliances group and, prior to those roles, was a consultant for McKinsey & Company. Ms. Rosen holds a Bachelors of Arts degree in Economics from the University of California at San Diego and a Master in Business Administration degree from Harvard Business School. We believe that Ms. Rosen is qualified to serve on our board of directors due to her strategic and operational expertise in the fields of media and consumer technology.

Anthony Vinciquerra, age 62, has served on our board of directors since March 2016. Mr. Vinciquerra is senior advisor to Texas Pacific Group (TPG) in the technology, media and telecom sectors and advises TPG on acquisitions and operations across its investing arenas. Mr. Vinciquerra also currently serves on the board of Qualcomm, Inc., where he is a member of its audit committee. Mr. Vinciquerra was the chairman of Fox Networks Group, a media and broadcast television company, from 2008 to 2011 and previous served as its president and chief executive officer from 2002 to 2008. While at Fox, Mr. Vinciquerra managed all operations and strategy matters for a number of broadcast and internet properties, including Fox Television Network, Fox Cable Networks, Fox Sports and Fox International Channels. Mr. Vinciquerra also oversaw concert venues, large scale arenas and professional baseball, basketball and hockey teams in which News Corporation, the parent of Fox Networks Group, held an ownership interest. Prior to working at Fox, Mr. Vinciquerra served as the executive vice president and chief operating officer at Hearst-Argyle Television, a position he held since 1998. Mr. Vinciquerra has also held positions at CBS, KYW-TV in Philadelphia and WBZ-TV in Boston. Mr. Vinciquerra served on the boards of DIRECTV from 2013 until 2015, Motorola Mobility Holdings, Inc. from 2011 to 2012, and Motorola, Inc. from 2007 to 2011. Mr. Vinciquerra holds a Bachelor of Arts degree in Marketing from the State University of New York. We believe that Mr. Vinciquerra is qualified to serve on our board of directors due to his extensive management and operational experience, as well as his knowledge of the media and technology sectors.

Tim Westergren, age 51, is one of our founders and has served as our chief executive officer since March 2016. Mr. Westergren previously served as our chief creative officer and treasurer from February 2000 to May 2002, as our chief executive officer and president from May 2002 to July 2004, and as our chief strategy officer from July 2004 to February 2014. He has served as a member of our board of directors from the company’s inception. Prior to founding Pandora, Mr. Westergren worked as an independent musician, composer and record producer and has over 20 years of experience in the music industry. Mr. Westergren holds a Bachelor of Arts degree from Stanford University, where he studied computer acoustics and recording technology. We believe that Mr. Westergren is qualified to serve on our board of directors based on his historic knowledge of our company as one of our founders and our chief executive officer, the continuity he provides on our board of directors, his strategic vision for Pandora and his background in technology and music.

EXECUTIVE OFFICERS

Our executive officers and their ages and positions are as follows:

Name	Age	Position

Tim Westergren	51	Chief Executive Officer and Director
Nicholas Bartle	49	Chief Marketing Officer
Stephen Bené	53	General Counsel and Corporate Secretary
Naveen Chopra	43	Chief Financial Officer
David Gerbitz	46	Executive Vice President, Revenue Operations
Michael Herring	48	President and Chief Financial Officer
Christopher Martin	44	Chief Technology Officer
Christopher Phillips	42	Chief Product Officer
Kristen Robinson	54	Chief Human Resources Officer
John Trimble	53	Chief Revenue Officer

Tim Westergren. See "Directors", above.

Nicholas Bartle has served as our chief marketing officer since October 2016. Mr. Bartle served as vice president of member marketing and communications at LinkedIn Corporation from September 2015 to September 2016. Prior to that, Mr. Bartle served as senior director of marketing communications for Apple Inc. from January 2011 to June 2015. Earlier in his career, Mr. Bartle held senior roles at BBDO, a worldwide advertising agency network, and Goodby, Silverstein & Partners, an advertising agency.

Stephen Bené has served as our general counsel and corporate secretary since October 2014. Mr. Bené served as senior vice president, general counsel and corporate secretary at Electronic Arts Inc., a video game developer and publisher, from October 2004 to June 2014. Prior to that, Mr. Bené was a staff attorney at Electronic Arts and an associate at the law firm of Fenwick & West LLP. Mr. Bené currently serves on the board of directors of menuMe, Inc., a restaurant menu application and website. Mr. Bené holds a Juris Doctor from Stanford Law School and a Bachelor of Science degree in Mechanical Engineering from Rice University.

Naveen Chopra has served as our chief financial officer since February 2017. Mr. Chopra served as the interim chief executive officer and chief financial officer at TiVo, Inc., the company that invented the digital video recorder, from January 2016 until TiVo was acquired by Rovi Corporation in September 2016. From 2012 to 2016, Mr. Chopra served as chief financial officer and senior vice president, corporate development and strategy at TiVo, where he was responsible for overseeing TiVo’s accounting and financial reporting, planning, tax, treasury, mergers and acquisitions, business development, and strategy functions. Mr. Chopra joined TiVo in 2003 as director, business development, and later served as vice president, business development, before being promoted to senior vice president, corporate development and strategy. Since July 2014, Mr. Chopra has served on the board of directors of Vonage Holdings Corp., where he is a member of its audit committee and compensation committee. He holds bachelor degrees in computer science and economics from Stanford University and an M.B.A. from the Stanford Graduate School of Business.

David Gerbitz has served as our executive vice president, revenue operations since July 2014 and became an executive officer in January 2016. From 2013 to 2014, Mr. Gerbitz was the vice president of global mid-market and small medium business sales at Yahoo!, a digital media and advertising company. Prior to that, Mr. Gerbitz served as vice president of client service operations and account management in North America at Yahoo! from 2011 to 2013. Mr. Gerbitz has also held a variety of leadership positions at Microsoft and Amazon.com. Mr. Gerbitz holds a Bachelor of Arts degree in Organization Communications from the University of Minnesota.

Michael Herring has served as our president since March 2016. He previously served as our chief financial officer from February 2013 to February 2017. Prior to joining Pandora, Mr. Herring served as the vice president of operations at Adobe Systems Incorporated, a provider of digital marketing and digital media solutions, from 2009 to 2013. Mr. Herring served as the chief financial officer and executive vice president of Omniture, Inc., a provider of online business optimization software, from 2004 to 2009. Prior to Omniture, Mr. Herring served as the chief financial officer of MyFamily.com (now Ancestry.com), having joined the company through the acquisition of Third Age Media in 2000. At Third Age Media, Mr. Herring served as vice president of finance. Prior to Third Age Media, he served as controller of Anergen Inc. Mr. Herring currently serves on the board of Fluid, Inc., a software company. Mr. Herring holds a Bachelor of Arts degree in Economics and Political Science from the University of California at Los Angeles.

Christopher Martin has served as our chief technology officer since March 2014 and became an executive officer in January 2016. Mr. Martin joined Pandora in late 2004 just before the company began to transition the business into redefining radio. From 2009 to 2014, Mr. Martin served as VP of engineering. From 2004 to 2009, he held the position of director of software engineering. Prior to joining Pandora, Mr. Martin worked in various engineering capacities at multiple enterprise software companies, including Quintus, Kenamea and QRS/Inovis. Mr. Martin holds a Bachelor degree in Mathematics from the University of California, Berkeley.

Christopher Phillips has served as our chief product officer since October 2014. Prior to that, from January 2012 to October 2014, Mr. Phillips was director of product management and user experience for Amazon Digital Music at Amazon. From April 2004 to December 2011, Mr. Phillips served as director of Apple QuickBooks product management, marketing and user experience for Intuit. Mr. Phillips holds a Bachelor of Science, Business Administration degree from The Ohio State University, Max M. Fisher College of Business.

Kristen Robinson has served as our chief human resources officer since March 2014 and became an executive officer in January 2016. From 2010 to 2013, Ms. Robinson was the SVP global human resources at Yahoo!, where she led the company's global HR centers of excellence and international HR teams. Prior to that, Ms. Robinson held various positions at Hewlett-Packard, Agilent Technologies, and served as the chief HR officer of Verigy. Ms. Robinson holds an MBA from Northwestern University's Kellogg School of Management and a Bachelor of Science degree in Accounting from Boston College.

John Trimble has served as our chief revenue officer since March 2009. Prior to joining us, Mr. Trimble was the executive vice president of sales at Glam Media, a media company, from 2007 to 2009. From 2002 to 2007, Mr. Trimble served as senior vice president of advertising sales for Fox Interactive Media, a provider of internet media management and content broadcasting services. Prior to that, Mr. Trimble also served as director of sales for the Sports Illustrated website, SI.com, and as vice president of sales for Phase2 Media, a men’s vertical advertising network. Mr. Trimble holds a Bachelor of Arts degree in Political Science from St. Lawrence University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires our executive officers and directors and persons who beneficially own more than ten percent of our common stock to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock. Executive officers, directors and ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. As a matter of practice, we generally assist our executive officers and certain directors in preparing initial ownership reports and reporting ownership changes and we typically file these reports on their behalf. Based solely on our review of copies of any Section 16(a) forms received by us or written representations that no other reports were required, we determined that no executive officers, director or beneficial owner of more than ten percent of our common stock failed to file a report on a timely basis during the year ended December 31, 2016, except for a late Form 4 filed by James Feuille to report an award of RSUs dated June 6, 2016.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The Code of Business Conduct and Ethics is available on our Investor Relations website (http://investor.pandora.com) in the "Corporate Governance" section. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed on our website.

Audit Committee

Our board of directors currently has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Under our corporate governance guidelines, audit committee members are appointed by the board of directors based on the recommendation of the nominating and corporate governance committee. The audit committee currently consists of Mr. Faxon, Mr. Feuille and Ms. Nelson with Ms. Nelson serving as the committee’s chairperson. Our board of directors has determined that each member of the committee is "independent" as defined under the NYSE listing standards, Rule 10A-3(b)(1) of the Exchange Act and our corporate governance guidelines, and that each member of the audit committee meets the requirements for financial literacy under the applicable rules and regulations of the SEC and the NYSE. Our board of directors has determined that each member of the committee is an audit committee "financial expert," as that term is defined by the applicable rules of the SEC. The audit committee held five meetings during the year ended December 31, 2016. A detailed list of the audit committee’s functions is included in its charter which is available on our Investor Relations website (http://investor.pandora.com) in the "Corporate Governance" section.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides information about our compensation philosophy, the processes that the compensation committee of the board of directors (the "Committee") uses to set executive compensation, and the significant components of our executive compensation packages for each of our CEO, CFO and other "named executive officers" or "NEOs". Our 2016 NEOs are:

Name	2016 Title

Tim Westergren	Chief Executive Officer
Michael Herring	President and Chief Financial Officer
David Gerbitz	Executive Vice President, Revenue Operations
Chris Phillips	Chief Product Officer
John Trimble	Chief Revenue Officer
Brian McAndrews	Former Chief Executive Officer
Sara Clemens	Former Chief Operating Officer

On March 25, 2016, Mr. McAndrews stepped down as chief executive officer and our board of directors named Tim Westergren as his successor. Also on March 25, 2016, Ms. Clemens was promoted from chief strategy officer to chief operating officer and Mr. Herring, our chief financial officer, took on the additional role of president.

On December 16, 2016, Ms. Clemens resigned as chief operating officer, but remained employed by the Company for a transition period that ended on February 1, 2017. On February 28, 2017, Mr. Herring stepped down as chief financial officer upon the hiring of his successor and continues to serve as president. He served as our principal financial officer for all of 2016.

Section 1 – Summary and Highlights

Business Summary and Financial Highlights

In 2016, we launched Pandora Plus, unveiled Pandora Premium, and continued to grow our ad-supported business. We currently provide the Pandora service through three models:

•
Ad-Supported Service. Our ad-supported Pandora service allows listeners to access our music and comedy catalogs and personalized playlist generating system for free across all of our delivery platforms. Listeners can obtain more features, such as skips and the ability to replay tracks, by watching an advertisement.

•
Subscription Service—Pandora Plus. Pandora Plus is a paid, ad-free subscription version of the Pandora service that includes replays, additional skipping, offline listening, higher quality audio on supported devices and longer timeout-free listening.

•
Subscription Service—Pandora Premium. Our on-demand subscription service, Pandora Premium, launched to select listeners on March 15, 2017, with general availability in the United States on April 18, 2017. Pandora Premium is a paid, ad-free version of the Pandora service that offers a unique, on-demand experience, providing users with the ability to search, play and collect songs and albums, build playlists on their own or with the tap of a button and automatically generates playlists based on the user’s listening activity. The features of Pandora Plus are also included in Pandora Premium.

A few of our 2016 financial highlights include:

•	For 2016, total revenue was $1.38 billion, a 19% year-over-year increase on a GAAP basis;

•	Advertising revenue was $1.07 billion, a 15% year-over-year increase; and

•	Total listener hours grew 4% to 21.96 billion for the full year.

We also executed on important strategic business initiatives, including:

•	The signing of direct license agreements with major and independent labels, publishers and composers that allow us to provide the new and improved products described above.

•	The integration of personalized concert notifications within Pandora's apps for iOS and Android, along with easy access to ticket purchasing.

•
The launch of the next generation of our Artist Marketing Platform, a powerful evolution of Pandora’s unique suite of marketing tools that includes Artist Audio Messages, Featured Tracks and AMPcast. The redesigned platform makes it easier and faster for artists to grow an audience, track progress and connect with fans on Pandora.

•
The partnership with Questlove to premiere Questlove Supreme, a three-hour show curated and produced by the four-time Grammy winner. The show is a weekly ride through the global musical landscape featuring adventurous music selections, compelling conversations and revealing interviews with music lovers from the entertainment industry and beyond.

Compensation Program Highlights and Philosophy

Pandora is the world's most powerful music discovery platform, offering a personalized experience for each of our listeners wherever and whenever they want to listen to music—whether through earbuds, car speakers or live on stage. Our vision is to be the definitive source of music discovery and enjoyment for billions. In order to execute on this ambitious vision, we must hire people who are smart, self-motivated and passionate about the work they do at Pandora. As a technology and media company headquartered in the San Francisco Bay Area, with offices across the U.S. in markets such as New York, Chicago, Dallas and Los Angeles, we compete in vibrant and extremely competitive talent markets for the best talent with large, established companies, and with high-potential start-ups. While this challenging talent market continues to be a factor that influences our compensation-related decisions, it is only one of many factors that our Committee considers.

Our Committee follows a philosophy and process in making its compensation decisions. The Committee has designed our compensation program for all Pandora employees, including our NEOs, to support three main goals:

•	Attract highly sought-after talent in competitive markets;

•	Pay for performance; and

•	Align employee and stockholder interests.

These are foundational elements of how we think about compensation at Pandora. We put the pay-for-performance philosophy into practice by tying a portion of compensation for Pandora employees at all levels to company performance. With our most senior executives, more than a half of their overall target pay is variable and tied to performance—both operational and stock price performance—reflecting their heightened ability to directly impact performance in the near- and long-term.

The compensation program for our executives is made up of three primary components: base salary, variable cash incentives based on annual performance goals, and long-term equity incentives. The details of these components of pay are explained below in "Section 3—Elements of Pay".

Key 2016 Compensation Decisions

Our Committee made important compensation decisions in 2016 to further our commitment to our pay-for-performance strategy and to build long-term stockholder value:

•
In an effort to further link pay and performance, we increased the percentage of performance-based equity granted to our NEOs from 40% of total equity granted in 2015 to 50% of total equity granted during 2016, and created a new kind of Performance Award linked to a $20 stock price target. We also increased the value of the equity grants we made to our NEOs in 2016 relative to 2015 in order to encourage executive stability during our CEO transition.

◦
In 2016, our equity grants to NEOs include Performance Awards consisting of stock-settled performance-based RSUs ("PSUs") that vest based on Pandora’s stock price performance during a four-year performance period. Specifically, the PSUs only vest when the 90-day trailing average of Pandora’s stock price equals or exceeds $20 on a given vesting date. Our current CEO and our other NEOs (excluding our former CEO) received equity grants with a 1:1 ratio of PSUs to time-based RSUs. The details of these PSUs are explained below in "Section 3—Elements of Pay—Long-term Equity Incentives".

◦
The first potential vesting date for the 2016 Performance Awards occurred on February 15, 2017. The 90-day trailing average of Pandora’s stock price was below $20 as of such date, which resulted in our NEOs receiving no shares under the 2016 Performance Award at this vesting date.

•	Our Committee modified our equity granting practices by setting an overall equity budget that takes into account our growth and expansion efforts.

◦
Based on extensive data-gathering and analysis, the Committee revised the equity guidelines (both new-hire and annual grant guidelines) for all employees to refine its approach to considering stock price fluctuations, expected usage and compensation practices.

2016 Target and Realizable Compensation

The amount of realizable compensation for our NEOs varies significantly based on overall Pandora performance. As of December 31, 2016, our CEO’s aggregate 2014, 2015 and 2016 "Realizable Pay" is approximately 78% of the reported "Target Pay". For each of 2014 and 2015, the chart below refers to the full-year compensation of our former CEO, Brian McAndrews. For 2016, the full-year compensation is that of our current CEO, Tim Westergren.
Target Pay – consists of base salary, target cash bonus amount and the "fair value" at grant of equity awards (i.e., Black-Scholes for stock options, the closing price of our common stock on the date of the grant for RSUs, or a Monte Carlo simulation model for 2015 MSUs and 2016 Performance Awards), excluding other compensation paid.

Realizable Pay – consists of base salary, actual bonus paid and the "in-the-money" value of all outstanding equity awards granted during the year using the closing price of our common stock on December 31, 2016 ($13.04), excluding other compensation paid. Realizable Pay includes the value of both the vested and unvested portions of all outstanding equity awards. Unvested 2015 MSUs are valued as if all performance periods concluded on December 31, 2016, with our relative TSR performance measured as of such date. Because the relative TSR performance was 0% for the period, no value was assigned to the 2015 MSUs. Unvested 2016 Performance Awards are valued as if all performance periods concluded on December 31, 2016, with the 90-day trailing average of Pandora’s stock price measured as of such date. Because the 90-day trailing average did not equal or exceed $20, no value was assigned to the 2016 Performance Awards.

Stock Price – reflects the change in the value of Pandora common stock from December 31, 2014 ($17.83) to December 31, 2016 ($13.04).

Components of Target Pay and Realizable Pay

This table outlines key details of each incentive compensation component that contributed to the CEO’s Target Pay and Realizable Pay for 2014, 2015 and 2016. For 2014 and 2015, the table below shows the compensation of our former CEO, Brian McAndrews. For 2016, the compensation is that of our current CEO, Tim Westergren.

Year	Base Salary ($)		Target Bonus ($)		Restricted Stock Units ($)	2015 Market Stock Units ($)		2016 Performance Awards ($)		Stock Options ($)	Total ($)
2014 Target	500,000		500,000	(1)	—	—		—		—	1,000,000
2014 Realizable	500,000		455,000		—	—		—		—	955,000
2015 Target	545,833		550,000	(1)	4,034,100	1,538,519		—		—	6,668,452
2015 Realizable	545,833		385,550		3,325,200	—	(2)	—		—	4,256,583
2016 Target	486,875	(3)	375,000	(1)	2,155,000	—		1,257,500		—	4,274,375
2016 Realizable	486,875	(3)	315,000		3,260,000	—		—	(4)	—	4,061,875
___________________________________________________

(1)
Salary increases for our NEOs are effective as of February 1 each year. Target bonuses for the year are based on a percentage of the new base salary, if any, multiplied by the target bonus percentage. As a result, the base salary amounts presented above differ from the annualized base salaries presented in Section 3—Elements of Pay—Base Salary, and the target bonus amounts may exceed 100% of the base salary amounts presented above. See "Section 3 – Elements of Pay—Variable Cash Incentives" for additional information.

(2)
The 255,000 MSUs granted to Mr. McAndrews are valued as if all performance periods concluded on December 31, 2016, with our relative TSR performance measured as of such date. The 2015 MSUs had no realizable value as of December 31, 2016 because our relative TSR for the period resulted in a payout at 0% of target. See "Section 3 – Elements of Pay—Long-term Equity Incentives—2015 Market Stock Units" for additional information.

(3)
The 2016 compensation shown above is the full-year compensation for Mr. Westergren, who became our chief executive officer on March 25, 2016. Mr. McAndrews stepped down effective March 25, 2016, and his prorated compensation for 2016 is shown below in the 2016 Summary Compensation Table.

(4)
The 250,000 PSUs granted to Mr. Westergren under the 2016 Performance Award are valued as if all performance periods concluded on December 31, 2016, with the 90-day trailing average of Pandora’s stock price measured as of such date. The 2016 Performance Award had no realizable value as of December 31, 2016 because the 90-day trailing average did not equal or exceed $20. Therefore, no value was assigned to the 2016 Performance Awards.

Base Salary – Intended to compensate our CEO for performing day-to-day responsibilities and to provide a baseline level of market competitiveness.

Target Bonus – Motivates our CEO to achieve corporate financial and non-financial performance objectives during the year. Payouts for 2016 could range from 0% to 200% of target depending on achievement of these objectives, and the actual payout for 2016 was 84% of target.

Equity Awards – During 2016, we granted our current CEO RSUs and Performance Awards, as compared to the mix of RSUs and MSUs granted to our former CEO in 2015. In light of our former CEO's new hire equity awards received in 2013, our former CEO did not receive an equity grant in 2014. Our equity awards vest over multiple years based on continued service or, in the case of Performance Awards and MSUs, continued service and performance, providing an at-risk variable pay opportunity. Because the ultimate value of these awards is directly related to the value of Pandora’s common stock, these rewards help align the long-term financial interests of our CEO with those of our stockholders.

Governance Practices

The Company has adopted corporate governance practices and policies that our board believes help advance our compensation goals, including:

WHAT WE DO	WHAT WE DON'T DO

Maintain a completely independent compensation committee. Our Committee consists solely of independent directors who establish our compensation practices.
Guarantee salary increases or bonuses.    None of our NEOs are guaranteed salary increases or bonuses. Salary increases are evaluated annually and bonuses are based on achievement of revenue and profit targets and other performance metrics that are set by the Committee at the beginning of each fiscal year.

Use a pay-for-performance model.    Our executive compensation program focuses on corporate results and aligns with stockholder interests by creating highly leveraged plans with a focus on long-term financial and stock-price performance.

Permit hedging or short sales.    All of our employees, including our board members and our executives, are prohibited from engaging in short sales or transactions in derivative securities, including hedging transactions, without prior approval from the board of directors.

Retain an independent compensation consultant. Our Committee retains Compensia, Inc. as its advisor to provide analysis, advice and guidance on executive compensation—independent of management.
Permit pledging.    All of our employees, including our board members and our executives, are prohibited from pledging their equity as collateral for loans without prior approval from the board of directors.

Use performance-based equity aligned with stockholder return. Beginning in 2015, the Committee introduced performance-based equity awards as a component of our annual grants to all of our NEOs.
Allow tax gross-ups.    We do not provide tax "gross-ups" in our executive severance or change in control policy or as part of any annual compensation practice, other than in connection with standard relocation and parking allowance practices.

Maintain a claw-back policy. Our claw-back policy prevents employees from benefiting from erroneously-paid cash incentives that result from their misconduct. It has been in place since 2014.
Provide special perquisites.    We do not provide special perquisites to our NEOs, other than benefits that are generally available to all of our employees, such as our employee stock purchase plan, 401(k) plan, group health insurance, and short- and long-term disability insurance. See Section 5—Other Compensation for a discussion of security services provided to our CEO, which we do not consider to be a perquisite.

Maintain equity ownership guidelines for executives and directors.    Since 2014, we have maintained the following stock ownership guidelines for our executives:

• CEO: 300% of annual base salary
• All other executives: 100% of annual base salary

Since 2013, we have maintained equity ownership guidelines for our board members equal to 300% of their annual retainer.

Allow re-pricing of options without stockholder approval.    Our commitment to stockholder alignment means that our board is not able to re-price options that may be "under water" without obtaining and receiving stockholder approval.

Section 2 – Compensation Setting Process

Role of the Compensation Committee

Setting Compensation for Executives other than the CEO

Our Committee has overall responsibility for administering our executive compensation programs. In fulfilling this responsibility, our Committee sets the target total direct compensation opportunities, as well as each individual compensation component, for our executives, including our NEOs (other than the CEO). In making compensation-related decisions, our Committee reviews compensation data for comparable businesses and a select group of "peer" companies, and assesses both our historical performance and forward prospects compared to those companies. As part of its decision-making process, our Committee takes into account our annual and long-term financial and operational performance, our long-term strategic and operational initiatives, the past performance and expected future contributions of our executives, and their individual expertise, skills and experience. Our Committee also solicits the CEO’s views as to the individual performance and potential of the executives that report to him, and his views on the appropriate compensation of those executives. With this information, and the advice of its independent compensation consultant, our Committee uses its own business judgment and experience to set the compensation elements and amounts for all executives, other than the CEO.

Setting Compensation for the CEO

For the CEO, the Committee engages in all of the data gathering and analysis described above, and, as needed, also solicits the views of the senior executive team and members of the board of directors as to the performance and potential of the CEO. With the advice of its independent compensation consultant, the Committee then approves or makes recommendations to the full board as to CEO compensation decisions.

Role of the Independent Compensation Consultant

Our Committee has engaged Compensia, Inc. ("Compensia") as its independent outside compensation consultant. Compensia provides a wide range of compensation advisory services to the Committee including: an annual review of our executive compensation philosophy and peer group; an annual competitive assessment of executive and board of director compensation levels; guidance in considering and implementing new compensation policies and practices; and input on this Compensation Discussion and Analysis.

Compensia works at the direction of, and reports directly to, our Committee. The Committee may replace Compensia or hire additional advisors at any time. A representative of Compensia attends Committee meetings when requested by the Committee. Compensia does not perform any other services for the Company, unless requested by the Committee. Our Committee has reviewed the independence of Compensia and determined that there are no conflicts of interest.

Role of the Chief Executive Officer

As noted above, our CEO provides the Committee with his assessment of the individual performance and potential for each of the executives that report to him. The CEO also makes general recommendations to our Committee regarding base salaries, target annual cash incentive opportunities and long-term incentive compensation for those same executives. While our CEO attends board and Committee meetings where executive compensation practices and philosophies are discussed, he does not participate in any session in which his own compensation is determined.

Competitive Positioning and Our Peer Group

In making compensation decisions in 2016, our Committee reviewed compensation data from 15 comparable companies. The Committee chose this peer group in December 2015 based on an analysis performed by Compensia, using the following selection criteria:

•	Industry: internet, software-as-a service, content-oriented technology companies with an ad-based revenue model;

•	Revenue range: generally 0.5 to 2 times our revenue;

•	Market capitalization range: generally 0.25 to 4 times our market capitalization; and

•	Other growth and business factors, such as: revenue growth, valuation (e.g., market capitalization as a multiple of sales), profitability, number of employees, or business model.

Based on these selection criteria, our Committee selected the following companies as our 2016 peer group:

ACI Worldwide	j2 Global	TripAdvisor
CoStar Group	NetSuite	VeriSign
Endurance International	Rackspace Hosting	Web.com Group
GoDaddy	ServiceNow	WebMD Health
HomeAway	Shutterfly	Yelp

 The Committee believes that these 15 companies provide valuable comparisons, based on the selection criteria, to assist in determining the appropriate compensation for our executives. The Committee analyzes compensation data from these peer group companies on a role-by-role basis for the CEO and each of the executives that report to him and uses that analysis as an input into its compensation setting process.

Section 3 – Elements of Pay

The three primary elements of Pandora’s executive compensation program are base salary, variable cash incentives and long-term equity incentives, as described below:

Compensation Element	What the Element Rewards	Purpose and Key Features	2016 Decisions

Base salary	Recognizes individual performance, level of experience, expected future performance and contributions to Pandora.	Designed to provide a competitive level of fixed compensation determined by the market value of the position using peer data, and the individual facts and circumstances of each executive’s role.
Five of our NEOs received salary increases ranging from 8.1% to 15.4% to bring their salaries more in line with the comparable officers at our peer group, and to compensate them for new responsibilities associated with our management reorganization that took place in March 2016. See "Base Salary," below.

Variable cash incentive
- under our Corporate Incentive Plan	Achievement of corporate and business-level performance objectives (for 2016, revenue, adjusted EBITDA excluding content costs, and listener hours).	Motivates participants to achieve corporate financial performance objectives during the year. Payouts for 2016 could range from 0% to 200% of target depending on achievement of these objectives.	Upward adjustments in target bonus levels for two of our NEOs compared to 2015. Based on performance, the CIP plan paid out at 84% of the target opportunity.

- under a standalone sales compensation plan (CRO only)	Achievement of business-level performance objectives (for 2016, U.S. ad revenue and advertising RPM).	Motivates the chief revenue officer to achieve sales performance objectives during the year. Payouts for 2016 could range from 0% to 200% of target depending on achievement of these objectives.
Adjusted weightings compared to 2015 to more heavily incentivize U.S. ad revenue growth. Reduced maximum payout from 250% to 200%. Based on performance, the plan paid out at 74% of the target opportunity.

Long-term equity incentives
Alignment with long-term interests of shareholders and achievement of performance objectives designed to enhance long-term stockholder interests and attract, motivate and reward employees over extended periods of time. Multi-year vesting requirements also promote retention.

We award our NEOs annual grants of RSUs that vest over multiple years and provide an at-risk variable pay opportunity, and annual grants of Performance Awards that only vest if the 90-day trailing average of Pandora’s stock price equals or exceeds $20 on each vesting date. Because the ultimate value of these grants is directly related to the value of Pandora’s common stock, these rewards help align the financial interests of executives with those of stockholders.

Our CEO and our NEOs (other than our former CEO) each received equity grants with a 1:1 ratio of Performance Awards to time-based RSUs. We increased the value of the equity grants we made to our NEOs in 2016 relative to 2015 in order to encourage executive stability during our CEO transition. The grants are described below in "Long-term Equity Incentives."

Base Salary

We use base salaries to attract and retain qualified executives. Our Committee sets base salaries for our NEOs based on the scope of responsibilities, skill set, market trends, past performance, experience and a range of competitive data from our peer group on a role-by-role basis. Our Committee reviews base salaries at least annually, to see if any changes are warranted.

•	In 2016, the Committee set the base salary for our new CEO, Mr. Westergren, at $500,000, or 9% lower than the salary for our former CEO and in line with other CEOs in our peer group.

•
In 2016, the Committee increased the base salary of our CFO, Mr. Herring, by 15% to $450,000 to bring his salary more in line with the CFOs and other executives in our peer group. Part of the increase is attributable to Mr. Herring taking on the additional role of president effective March 25, 2016.

•
In 2016, the Committee increased the base salaries of our other named executive officers between 8.1% and 14.3%, as shown in the table below, to bring their salaries more in line with the comparable officers at the companies in our peer group. In each of these cases, our Committee independently determined that this amount was appropriate for each candidate considering the scope of responsibilities, experience level and relevant peer group data.

•	Our former CEO stepped down in March 2016 and did not receive a salary increase in 2016.

The following table sets forth the base salaries for our NEOs for 2016:

Name and 2016 Title	Annual Base Salary for 2015(1) ($)	Annual Base Salary for 2016(1) ($)	YOY % Increase
Tim Westergren Chief Executive Officer(2)	—	500,000	—
Michael Herring President and Chief Financial Officer(3)	390,000	450,000	15.4%
David Gerbitz Executive Vice President, Revenue Operations	335,000	375,000	11.9%
Chris Phillips Chief Product Officer	350,000	400,000	14.3%
John Trimble Chief Revenue Officer	400,000	450,000	12.5%
Brian McAndrews Former Chief Executive Officer(4)	550,000	550,000	—%
Sara Clemens Former Chief Operating Officer(5)	370,000	400,000	8.1%
_________________________________________________________

(1)
Salary increases for our NEOs are effective as of February 1 each year. As a result, the salaries presented in this table may vary from the base salaries presented in the 2016 Summary Compensation Table.

(2)
Mr. Westergren assumed the role of Chief Executive Officer on March 25, 2016. His reported 2016 base salary represents his annualized base salary and is not prorated for his start date. Under applicable SEC rules, we have excluded Mr. Westergren's compensation for 2015 because he was not a named executive officer or our chief executive officer in 2015 or any prior year.

(3)
Mr. Herring served as our chief financial officer in 2015 and 2016. Effective March 25, 2016, he took on the additional role of president. On February 28, 2017, Mr. Herring stepped down as chief financial officer upon the hiring of his successor and continues to serve as president.

(4)
Mr. McAndrews stepped down effective March 25, 2016. His reported 2016 base salary represents his annualized base salary and is not prorated for his termination date. His prorated compensation for 2016 is shown below in the 2016 Summary Compensation Table.

(5)
Ms. Clemens served as our chief strategy officer in 2015 and until March 25, 2016, when she was promoted to chief operating officer. On December 16, 2016, Ms. Clemens resigned her role as chief operating officer, and remained employed by the Company for a transition period that ended on February 1, 2017.

Variable Cash Incentives

Corporate Incentive Plan

In 2016, many of our employees, including all of our NEOs, were eligible to participate in Pandora’s 2016 Corporate Incentive Plan ("CIP"), which provided a cash bonus opportunity based on Pandora’s 2016 financial performance. Consistent with past years, our Committee’s objective in implementing the CIP was to reward team success and to focus all participants on Pandora’s corporate financial goals, rather than on individual achievements.

The table below shows the target bonus levels, as a percentage of salary, for our NEOs for 2015 and 2016:

Name and 2016 Title	Target Bonus under CIP (as a % of salary (2015))	Target Bonus under CIP (as a % of salary (2016))
Tim Westergren Chief Executive Officer(1)	—	75%
Michael Herring President and Chief Financial Officer	60%	60%
David Gerbitz Executive Vice President, Revenue Operations	50%	50%
Chris Phillips Chief Product Officer	50%	60%
John Trimble Chief Revenue Officer(2)	30%	30%
Brian McAndrews Former Chief Executive Officer(3)	100%	100%
Sara Clemens Former Chief Operating Officer(4)	50%	60%
_____________________________________________

(1)
Mr. Westergren became our chief executive officer on March 25, 2016. Under applicable SEC rules, we have excluded Mr. Westergren's compensation for 2015 because he was not a named executive officer or our chief executive officer in 2015 or any prior year.

(2)
The target bonus level for Mr. Trimble was set at 30% of base salary because he also participates in a separate sales compensation plan, which our Committee believes focuses Mr. Trimble on the Company's overall financial performance as well as the performance of the sales organization for which he is responsible.

(3)
Mr. McAndrews stepped down effective March 25, 2016. Under the terms of his Separation and Release Agreement, he remained eligible for a pro-rated CIP bonus for 2016 with the payment not to exceed his target CIP bonus, calculated using a base salary of $600,000.

(4)
Ms. Clemens stepped down as chief operating officer on December 16, 2016. Under the terms of her Separation and Release Agreement, she remained eligible for a full-year CIP bonus for 2016, calculated using a base salary of $400,000.

At the outset of 2016, the Committee determined that the CIP financial metrics for the year would be a combination of annual corporate GAAP revenue, non-GAAP adjusted EBITDA excluding content costs1 and listener hours, weighted as follows:

•	Sixty percent (60%) of the bonus payout to be determined by comparing our actual revenue for 2016 to our revenue target in our board-approved 2016 financial plan;

•	Twenty percent (20%) of the bonus payout to be determined by comparing our actual non-GAAP adjusted EBITDA excluding content costs for 2016 to the target in our 2016 financial plan; and

•	Twenty percent (20%) of the bonus payout to be determined by comparing our actual listener hours for 2016 to our listener hours target in our 2016 financial plan.

Our Committee believed that this 60/20/20 split would encourage all participants to focus primarily on top-line revenue, while the inclusion of adjusted EBITDA excluding content costs provided an incentive to contain manageable operating expenses, and the inclusion of listener hours provided an incentive to grow listener engagement.

Below are the curves our Committee designed to determine the payments at various achievement levels under our CIP, as well as the Committee's philosophies behind the curve design.

_____________________________________________
1 Adjusted EBITDA excludes stock-based compensation expense, benefit from (provision for) income taxes, depreciation and intangible amortization expense, amortization of non-recoupable ticketing contract advances, other income (expense), transaction costs from acquisitions and one-time cumulative charges to cost of revenue - content acquisition costs that are not directly reflective of our core business or operating results for the present period.

Revenue CIP Factor – Motivates reaching or exceeding target with a steep penalty for missing target, but significant upside potential if target is exceeded. In 2016, we achieved 96% of our revenue factor, resulting in a payout at 80% for this factor.
Adjusted EBITDA Excluding Content Costs CIP Factor – Motivates management to manage profitability during the year. In 2016, we revised our adjusted EBITDA factor to exclude content costs because an increase in listener hours also increases content costs and negatively affects adjusted EBTIDA. In 2016, we achieved 96% of our adjusted EBITDA excluding content costs factor, resulting in a payout at 68% for this factor.

Listener Hours CIP Factor – Listener hours is a key indicator of the growth of our business and the engagement of our listeners, and an important focus area for 2016. In 2016, we achieved 101% of our listener hours factor, resulting in a payout at 116% for this factor.

The following table shows our 2016 performance across each CIP metric and the resulting CIP achievement:

	CIP Weighting	2016 Target	2016 Actual	Percentage Achievement	CIP Factor Payout	Percent of Goal (Weighted)(1)
Revenue (in billions)	60%	$1.444	$1.385	96%	80%	48%
Adjusted EBITDA excluding content costs (in millions)	20%	$642	$615	96%	68%	14%
Listener Hours (in billions)	20%	21.70	21.96	101%	116%	23%
_____________________________________________

(1)
Calculated by multiplying the CIP Factor Payout by the CIP Weighting for each factor. The total blended payout of the CIP was 84% of target. The sum of the "Percent of Goal (Weighted)" column differs from the total blended CIP payout due to rounding.

While our Committee generally retains discretion in its determination of CIP payments at the end of the year, it nevertheless strictly applied the plan structure in determining the payouts for 2016. Based on our revenue, adjusted EBITDA excluding content costs and total listener hour performance, each of our NEOs received 84% of his or her target bonus under our 2016 CIP, as set forth below:

Name and 2016 Title	Pay-out under the 2016 CIP ($)
Tim Westergren Chief Executive Officer	315,000
Michael Herring President and Chief Financial Officer	226,800
David Gerbitz Executive Vice President, Revenue Operations	157,500
Chris Phillips Chief Product Officer	201,600
John Trimble Chief Revenue Officer(1)	113,400
Brian McAndrews Former Chief Executive Officer(2)	117,370
Sara Clemens Former Chief Operating Officer(3)	201,600
_________________________________________________________

(1)
The target bonus level for Mr. Trimble was set at 30% of base salary because he also participates in a separate sales compensation plan, which our Committee believes focuses Mr. Trimble on the Company's overall financial performance as well as the performance of the sales organization for which he is responsible.

(2)
Mr. McAndrews stepped down as chief executive officer on March 25, 2016. Under the terms of his Separation and Release Agreement, he remained eligible for a pro-rated CIP bonus for 2016 with the payment not to exceed his target CIP bonus, calculated using a base salary of $600,000.

(3)
Ms. Clemens stepped down as chief operating officer on December 16, 2016 and remained employed by the Company for a transition period that ended on February 1, 2017. She remained eligible for a full-year 2016 CIP bonus under the terms of the 2016 CIP Plan.

Chief Revenue Officer Compensation Plan

Our chief revenue officer, John Trimble, is our only executive who participates in both our CIP and an additional sales compensation plan. Seventy percent of Mr. Trimble's target variable compensation was tied to his additional sales compensation plan, which the Committee approved at the beginning of 2016. Mr. Trimble's plan is based on the actual quarterly achievement against budgeted U.S. advertising revenue performance and target revenue per thousand listener hours ("RPMs"), with those metrics weighted at 75% and 25%, respectively. Mr. Trimble's cash incentive for 2016 under this plan could range from 0% to 200% of a target cash incentive of $306,250 depending on achievement of these objectives. Performance for RPMs did not exceed the target in 2016, and performance for ad sales exceeded the target in one of four quarters, resulting in a realized 2016 cash incentive for Mr. Trimble under this plan of $226,822, or 74% of target.

The following table shows our 2016 performance across each sales compensation plan metric and the resulting achievement:

	Weighting	2016 Target(1)	2016 Actual	Percentage Achievement(1)
U.S. Ad Revenue (in millions)	75%	$1,115	$1,058	95%
RPM	25%	$59.92	$56.33	94%
_____________________________________________

(1)	Bonus paid based on quarterly achievement against target, but presented here as the aggregate achievement for the year. The total blended payout for 2016 was 74% of target.

Long-term Equity Incentives

Long-term equity incentives comprise the largest component of our executive compensation program as our Committee believes that our executives have a significant impact on our business success over time and, therefore, the creation of long-term stockholder value. To align our NEOs’ interests with those of our stockholders, provide long-term incentive opportunities, and drive retention, we use a variable mix of equity awards, including stock options, RSUs, stock-settled performance-based RSUs ("PSUs") and stock-performance-based market stock units ("MSUs"). While stock options and MSUs remain valuable compensation tools for us, in 2016 our Committee used PSUs and RSUs for our annual equity grants in order to further increase the pay-for-performance connection, stockholder alignment and retention incentives of our long-term incentive program.

Equity grants in 2016

In April 2016, our current CEO received an equity grant of RSUs representing 250,000 shares of our common stock, which vests over 4 years, and a Performance Award consisting of PSUs representing 250,000 shares of our common stock, which vests as explained below. As a result of these grants, our CEO received the majority of his 2016 compensation through long-term equity grants in a 1:1 ratio between time-based RSUs and PSUs, which we believe aligns his interests with those of our stockholders. Also in April 2016, our CFO and our other NEOs (other than our former CEO) received equity grants with a 1:1 ratio between time-based RSUs and PSUs. This represents an increase in the ratio of performance-based equity awards from 2015, when our CFO and other NEOs received 40% of the number of units granted to them as MSUs.

We increased the value of the equity grants we made to our NEOs in 2016 relative to 2015 in order to encourage executive stability during our CEO transition. The heavier weighting of performance-based equity awards was intended to further our commitment to our pay-for-performance philosophy.

The equity awards made to each of our NEOs in 2016 are set forth below:

	2016 Equity Grant
Name and 2016 Title	Restricted Stock Units (# of Units)	Performance Awards (# of Units)
Tim Westergren Chief Executive Officer	250,000	250,000
Michael Herring President and Chief Financial Officer	225,000	225,000
David Gerbitz Executive Vice President, Revenue Operations	175,000	175,000
Chris Phillips Chief Product Officer	200,000	200,000
John Trimble Chief Revenue Officer	200,000	200,000
Brian McAndrews Former Chief Executive Officer	—	—
Sara Clemens Former Chief Operating Officer	200,000	200,000

2016 Performance Awards

The 2016 Performance Awards consist of stock-settled performance-based RSUs ("PSUs") that vest based on Pandora’s stock price performance during a four-year performance period. Specifically, the PSUs only vest when the 90-day trailing average of Pandora’s stock price equals or exceeds $20 on a given vesting date. On April 15, 2016, the grant date of the PSUs awarded to our NEOs, Pandora’s stock price was $8.62. Twenty-five percent of the PSUs were eligible to vest on February 15, 2017, and vest thereafter in quarterly installments of 6.25% of the total number of shares granted. If the 90-day trailing average of Pandora’s common stock price does not equal or exceed $20 on a given vesting date, then the shares scheduled to vest as of such date will remain unvested until the next successive vesting date on which the $20 target has been met. Any shares that remain unearned at the final vesting date will be canceled.

The 90-day trailing average of Pandora’s stock price was below $20 as of the first vesting date, which resulted in our NEOs receiving no shares under the 2016 Performance Award at this vesting.

We believe the design of the 2016 Performance Awards, as well as the increase in the ratio of performance-based equity awards to time-based RSUs continues to align our realizable executive compensation with our stock price performance.

2015 Market Stock Units

In 2015 we granted our NEOs stock-performance-based market stock units, or MSUs, that vest according to Pandora’s relative stock price performance. Specifically, MSUs measure Pandora’s total stockholder return ("TSR") performance against that of the Russell 2000 Index during three performance periods. Pandora’s relative TSR is calculated using the average adjusted closing stock price of Pandora stock, and the Russell 2000 Index, for ninety calendar days prior to the beginning of each performance period and the last ninety calendar days of the performance period. The target MSUs are divided across three performance periods as follows:

•	Up to one-third of the target MSUs are eligible to be earned for a performance period that is the first calendar year of the MSU grant (the "One-Year Performance Period");

•	Up to one-third of the target MSUs are eligible to be earned for a performance period that is the first two calendar years of the MSU grant (the "Two-Year Performance Period"); and

•	Any remaining portion of the total potential MSUs are eligible to be earned for a performance period that is the entire three calendar years of the MSU grant (the "Three-Year Performance Period").

For each performance period, a "performance multiplier" is calculated by comparing Pandora’s relative TSR for the period to the Russell 2000 Index TSR for the same period. The target number of shares will vest if the Pandora TSR is equal to the Russell 2000 Index TSR for the period. For each percentage point that the Pandora TSR falls below the Russell 2000 Index TSR for the period, the performance multiplier is decreased by three percentage points. For each percentage point that the Pandora TSR exceeds the Russell 2000 Index TSR for the Three-Year Performance Period, the performance multiplier is increased by two percentage points. The performance multiplier is capped at 100% for the One-Year and Two-Year Performance Periods. However, the full award is eligible for a payout of up to 200% of target with all upside tied to the Three-Year Performance Period.

In February 2016, the Committee certified the results of the One-Year Performance Period for the 2015 MSU grant to our NEOs, which concluded on December 31, 2015. During the period, our relative TSR declined 26 percentage points relative to the Russell 2000 Index TSR for the period, which resulted in the vesting of the One-Year Performance Period at 22% of the one-third vesting opportunity for the period.

In January 2017, the Committee certified the results of the Two-Year Performance Period for the 2015 MSU grant to our NEOs, which concluded on December 31, 2016. During the period, our relative TSR declined 48 percentage points relative to the Russell 2000 Index TSR for the period, which resulted in the vesting of the Two-Year Performance Period at 0% of the one-third vesting opportunity for the period.

We believe that this vesting level demonstrates the ability of MSUs to align our realizable executive compensation with our TSR performance.

Section 4 – Say-on-Pay Vote

At our 2012 annual meeting, more than 75% of stockholders recommended a triennial say-on-pay vote, and so our board of directors adopted the triennial approach. At our 2015 annual meeting, stockholders expressed a high level of support (98% of the votes cast) for the compensation of our NEOs. The Committee did not make any changes to the executive compensation setting process or program as a result of the 2015 say-on-pay vote.

Our next say-on-pay vote will occur at our 2018 annual meeting, at which our stockholders will also have an opportunity to cast a non-binding advisory vote on the frequency of future stockholder advisory votes on the compensation of our NEOs.

Section 5 – Other Compensation

Transportation and Security Measures for our CEO

The personal safety and security of our employees, including our executives, is of great importance to us and our stockholders. In 2016, based on the recommendation of an independent, third-party security study, we implemented a security program under which we require our CEO, Mr. Westergren (as well as his spouse and dependent children when they accompany him), to use, as much as practicable, Company-provided secure automobile transportation for all business and personal travel. In 2016, prior to the implementation of this security program, we allowed, but did not require, our CEO to use Company-provided automobile transportation for business travel, as well as for commutation and travel to certain non-business events.

The services provided by the Company for our CEO also include personal security during business-related and personal travel, and threat assessment and management. The Committee believes the amounts paid by the company for these services are reasonable, necessary, and for our company’s benefit.

Although we view the transportation and security services provided for our CEO as a necessary and appropriate business expense, because they may be viewed as conveying a personal benefit to him, we have reported the aggregate incremental costs to the Company of these services in the "All Other Compensation" column of the 2016 Summary Compensation Table.

The Committee periodically reviews and approves the security budget and the specific security concerns justifying the security services for our CEO.

Change in Control Plan

We believe a combination of severance and change in control arrangements will help our executives maintain continued focus and dedication to their responsibilities in the event of a change in control of the Company, and thus help maximize stockholder value in that event. Rather than having individual severance negotiations with each of our executives at the time of hire, or at the time a change in control event occurs, our Committee has previously adopted a program to provide uniform severance arrangements for our NEOs other than our CEO, and a slightly enhanced severance arrangement for our CEO. These severance arrangements are coupled with "double trigger" change in control payout conditions, in order to promote retention while minimizing the chance of undeserved payouts. Our severance and change in control arrangements are described in detail below under "Executive Compensation—Potential Payments on Termination and Change in Control".

Former Executive Officer Separation Arrangements

On March 25, 2016, Mr. McAndrews stepped down as chief executive officer and president and resigned his position as a director and chairman of the board. We entered into a Separation and Release Agreement with Mr. McAndrews that provided for certain payments as described below and under "2016 Potential Payments on Termination and Change in Control." The payments made under this agreement are generally consistent with the benefits provided on an involuntary termination under our executive severance and change in control policy, but, additionally, Mr. McAndrews received continued eligibility for vesting with respect to the portion of the 2015 MSU award that vested on February 15, 2017 based on performance through December 31, 2016 (none of which actually vested), and Mr. McAndrews was eligible for reimbursement of attorneys' fees incurred in connection with his agreement, not to exceed $10,000. Consistent with the terms of Mr. McAndrews' Offer Letter dated September 11, 2013, Mr. McAndrews was also eligible for additional severance payments and equity acceleration if a change in control had occurred within 60 days following his separation.

On December 16, 2016, Ms. Clemens resigned her position as chief operating officer, but remained employed by the Company for a transition period that ended on February 1, 2017. In 2017, we entered into Separation and Release Agreement with Ms. Clemens that provides for certain payments as described below and under "2016 Potential Payments on Termination and Change in Control." In addition to receiving the benefits provided on an involuntary termination under our executive severance and change in control policy, Ms. Clemens also received a cash payment equal to five times her monthly base salary, continued eligibility for a bonus under our corporate incentive plan for 2017, seven months of accelerated vesting credit for time-based RSU awards, continued eligibility for vesting with respect to the portions of the 2016 Performance Award scheduled to vest on February 15, 2017 and May 15, 2017. Ms. Clemens is also eligible for additional severance payments and equity acceleration if a change in control occurs prior to June 30, 2017.

Section 6 – 2017 Compensation Decisions

New CFO Compensation

In February 2017, Naveen Chopra joined Pandora as our CFO, and Mr. Herring stepped down from that role. Mr. Herring continues to serve as our president. Our board of directors conducted an extensive four-month search to find a new CFO. The board believed that Mr. Chopra was a good fit as the Company's CFO due to his deep knowledge and background in consumer-oriented technology companies, and his experience guiding financial strategy and execution at growing companies.

In designing Mr. Chopra’s compensation package, our Committee reviewed peer CFO compensation, as well as pay packages for recently hired CFOs, to create a compensation offer that focused on aligning Mr. Chopra’s performance directly with stockholder interests. The offer also needed to be attractive when compared to the other compensation opportunities available to Mr. Chopra, given his expertise and prior experience as interim chief executive officer and chief financial officer at TiVo, Inc. To serve both of these important goals, the Committee weighted the equity component of the offer so that 80% of the economic value was granted as RSUs, and 20% of the economic value was granted as stock options, which are more volatile and leveraged than RSUs. Specifically, the elements of Mr. Chopra’s new-hire compensation offer are as follows:

•	Base Salary: $470,000

•	Variable Cash Incentive:

◦	A target cash bonus of 60% of base salary under our 2017 Corporate Incentive Plan

◦
A one-time retention bonus of $200,000, of which $100,000 was paid within 30 days following his start date and the remaining $100,000 of which will be paid within 30 days following the six-month anniversary of his start date. The retention bonus is subject to repayment if Mr. Chopra resigns without Good Reason (as defined in his offer letter) or if he is terminated by the Company for Cause (as defined in his offer letter) within one year of his start date.

•	Long-term equity incentives:

◦	436,138 RSUs with a four-year vesting period

◦	191,288 stock options with a four-year vesting period, a ten-year term, and an exercise price of $12.38 (the closing price per share of the Company’s common stock on the date of grant)

Equity grants in 2017

In March 2017, our continuing NEOs other than our CEO, and, in April 2017, our CEO, received the annual equity grants shown in the table below, which we believe reflect our continued commitment to performance-based equity. The RSU grants have a four-year vesting period. The stock options have a four-year vesting period, a ten-year term and an exercise price of $11.48 (which is, in the case of our continuing NEOs other than our CEO, equal to the closing price per share of the Company’s common stock on the date of grant and, in the case of our CEO, greater than the closing price per share of the Company’s common stock on the date of grant).

Name and 2017 Title	Restricted Stock Units (# of Units)	Stock Options (# of Units)
Tim Westergren Chief Executive Officer	230,000	403,000
Michael Herring President	115,000	134,000
David Gerbitz Executive Vice President, Revenue Operations	34,000	40,000
Chris Phillips Chief Product Officer	69,000	81,000
John Trimble Chief Revenue Officer	69,000	81,000

The Committee structured the 2017 annual equity grants for our continuing NEOs, other than our CEO, so that 60% of the economic value was received in RSUs and 40% of the economic value was received in stock options. For our CEO, the Committee structured his 2017 annual equity grant so that 50% of the economic value was received in RSUs and 50% of the economic value was received in stock options. We believe that awarding a significant portion of our NEOs' compensation as stock options aligns our realizable executive compensation with our stock price performance.

In addition to the grants described above, the Committee made an additional equity grant to Mr. Herring of 77,000 RSUs in March 2017. The grant was intended to recognize Mr. Herring's performance as the Company's president and CFO, and his transition to president after the hiring of Naveen Chopra, the Company's current CFO. The RSUs have a two-year vesting period.

Tax and Accounting Considerations

We do not expect the accounting impact of compensation to be a material factor in our Committee’s decision-making process. We do not require executive compensation to be tax deductible for the Company, but instead balance the costs and benefits of tax deductibility and our executive compensation goals and philosophy.

Risk Assessment of Compensation Programs

The compensation committee, in consultation with management and Compensia, has assessed our compensation programs and has concluded that they do not create risks that are reasonably likely to have a material adverse effect on the Company. We believe that the combination of different types of compensation as well as the overall amount of compensation, together with our internal controls and oversight by the board of directors, mitigates potential risks.

2016 Summary Compensation Table

The following table sets forth the compensation for each person who served as our principal executive or financial officer during the year ended December 31, 2016 and our other three most highly compensated executive officers for the year ended December 31, 2016, collectively referred to as the "named executive officers".

Name and Principal Position	Year	Salary ($)	Bonus(7) ($)	Stock Awards(8) ($)	Option Awards(8) ($)	Non-Equity Incentive Plan Compensation(9) ($)	All Other Compensation ($)		Total ($)
Tim Westergren Chief Executive Officer(1)	2016	486,875	315,000	3,412,500	—	—	228,632	(10)	4,443,007
Mike Herring President(2)	2016	445,000	226,800	3,071,250	—	—	—		3,743,050
	2015	387,917	164,034	2,113,078	—	—	—		2,665,029
	2014	365,000	199,290	268,948	269,700	—	4,422		1,107,360
David Gerbitz Executive Vice President, Revenue Operations(3)	2016	371,667	157,500	2,388,750	—	—	62,074	(11)	2,979,991
Chris Phillips Chief Product Officer(4)	2016	395,833	201,600	2,730,000	—	—	—		3,327,433
	2015	350,000	197,675	350,619	—	—	—		898,294
	2014	60,411	102,487	1,840,268	—	—	—		2,003,166
John Trimble Chief Revenue Officer	2016	441,666	113,400	2,730,000	—	226,822	—		3,511,888
	2015	400,000	84,120	2,113,078	—	352,100	—		2,949,298
	2014	400,000	109,200	488,652	484,617	229,453	—		1,711,922
Brian McAndrews Former Chief Executive Officer(5)	2016	126,575	117,370	—	—	—	3,203,252	(12)	3,447,197
	2015	545,833	385,550	5,572,619	—	—	—		6,504,002
	2014	500,000	455,000	—	—	—	25,448		980,448
Sara Clemens Former Chief Operating Officer(6)	2016	397,500	201,600	2,730,000	—	—	—		3,329,100
	2015	368,333	129,685	2,113,078	—	—	—		2,611,096
	2014	298,219	159,250	2,235,600	2,285,518	—	—		4,978,587
_____________________________________________

(1)
Mr. Westergren became our chief executive officer on March 25, 2016. Under applicable SEC rules, we have excluded Mr. Westergren's compensation for 2014 and 2015 because he was not a named executive officer or our chief executive officer during those years.

(2)
Mr. Herring commenced employment with us on February 1, 2013 in the role of chief financial officer. On March 25, 2016, Mr. Herring took on the additional role of president. On February 28, 2017, Mr. Herring stepped down as chief financial officer upon the hiring of his successor and continues to serve as our president. He served as our principal financial officer for all of 2016.

(3)	Under applicable SEC rules, we have excluded Mr. Gerbitz's compensation for 2014 and 2015 because he was not a named executive officer during those years.

(4)	Mr. Phillips commenced employment with us on October 30, 2014.

(5)	Mr. McAndrews stepped down effective March 25, 2016.

(6)
Ms. Clemens commenced employment with us on February 24, 2014 in the role of chief strategy officer. On March 25, 2016, Ms. Clemens was promoted from chief strategy officer to chief operating officer. On December 16, 2016, Ms. Clemens resigned as chief operating officer and remained employed by the Company for a transition period that ended on February 1, 2017.

(7)
Reflects the amount paid under our Corporate Incentive Plan for the fiscal year, and, in the case of Mr. Phillips, also includes a signing bonus of $150,000, of which $75,000 was paid in each of 2014 and 2015 pursuant to the terms of his offer letter. In the case of Mr. McAndrews, represents the prorated actual bonus for the year ending December 31, 2016 calculated using a base salary of $600,000, as required by the terms of the Severance and Release Agreement between the Company and Mr. McAndrews as described under "2016 Potential Payments on Termination and Change in Control—2016 and 2017 Severance Payments."

(8)
The amount reflects the aggregate grant date fair value of the option awards and stock awards granted during the fiscal year, without regard to forfeitures, computed in accordance with FASB ASC Topic 718. Amounts for 2016 for each of our NEOs other than Mr. McAndrews include the grant date fair value of the PSUs granted during 2016, which was approximately $5.03 per target share. PSUs vest based on Pandora’s stock price performance during a four-year performance period when the 90-day trailing average of Pandora’s stock price equals or exceeds $20 on a given vesting date. See "Compensation Discussion and Analysis—Section 3 – Elements of Pay—Long-term Equity Incentives—Equity Grants in 2016—2016 Performance Awards" for additional information. Amounts for 2015 for each of our NEOs include the grant date fair value of the MSU awards granted during 2015, which was approximately $6.03 per target share in the case of Mr. McAndrews' grant and approximately $5.38 per target share in the case of the grants made to our other NEOs. The target number of MSUs vests based on the Pandora TSR relative to the Russell 2000 Index TSR during three performance periods from 2015 to 2017 as described under "Compensation Discussion and Analysis—Section 3 – Elements of Pay—Long-term Equity Incentives—2015 Market Stock Units". The grant date fair value of the PSUs and MSUs was calculated based on the probable outcome of the market-based performance conditions and the application of a Monte Carlo simulation model. The grant date fair value of the PSU and MSU awards does not correspond to the actual value that may be recognized by each of our NEOs with respect to these awards, which may be higher or lower based on a number of factors, including our performance, stock price fluctuations, applicable vesting and, in the case of the MSU Awards, the performance of the companies in the Russell 2000 Index. Under FASB ASC Topic 718, the vesting conditions related to the PSUs and MSUs granted to our NEOs are considered market conditions and not performance conditions. Accordingly, there is no grant date fair value below or in excess of the amounts reflected in the table above that could be calculated and disclosed based on achievement of market conditions. For RSU awards, the aggregate grant date fair value is determined using the closing price of our common stock on the date of the grant. There can be no assurance that options or stock awards will vest or that options will be exercised (in which case no value will be realized by the individual), or that the value upon exercise or vesting, as applicable, will approximate the aggregate grant date fair value.

(9)
Mr. Trimble's amount represents amounts paid to Mr. Trimble under his sales compensation plan for the fiscal year. The 2016 amounts are described under "Compensation Discussion and Analysis—Section 3 – Elements of Pay—Variable Cash Incentives—Chief Revenue Officer Compensation Plan."

(10)
The amount reported includes approximately $211,432 in 2016 for aggregate incremental costs related to personal security for Mr. Westergren and approximately $17,200 in 2016 for aggregate incremental costs related to the use of an authorized car service for commutation and non-business events prior to the implementation of our security program covering Mr. Westergren. The aggregate incremental cost for personal security is the full cost to Pandora for such service. Because some business-related trips were commingled with commutation or travel to non-business events, the aggregate incremental cost for the use of an authorized car service is computed by multiplying the portion related to commutation and travel to non-business events by an average cost per trip. The 2016 amounts are described under "Compensation Discussion and Analysis—Section 5—Other Compensation."

(11)
The amount reported includes company-paid relocation-related expenses of $41,000 in 2016, with the remainder consisting of a tax gross-up payment for the taxable relocation-related expenses. The amounts reported are the full cost to Pandora for such expenses.

(12)
The amount reported consists entirely of severance payments paid according to the terms of Mr. McAndrews' Severance and Release Agreement as described under "2016 Potential Payments on Termination and Change in Control—2016 and 2017 Severance Payments." Mr. McAndrews received a cash payment of $631,292 and accelerated equity valued at $2,571,960 based on $10.93, which was the closing price of our stock on March 24, 2016 (March 25, 2016 was a stock market holiday), less, in the case of stock options, the per share exercise price of the accelerated options (or, if the exercise price of an option is above $10.93, no value was assigned). With respect to the 2015 MSU grant, Mr. McAndrews remained eligible for vesting at the conclusion of the Two-Year Performance Period, which concluded on December 31, 2016. The MSUs vested at 0% of the one-third vesting opportunity for the period and, as a result, no value was assigned to the 2015 MSUs. Mr. McAndrews also received a payment under our Corporate Incentive Plan for 2016, which is reported in the Bonus column.

2016 Grants of Plan-Based Awards

The following table sets forth information concerning grants of plan-based awards made to our named executive officers during the year ended December 31, 2016.

Name(1)	Grant Date		Approval Date	Award Type	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards Target			Estimated Possible Payouts Under Equity Incentive Plan Awards Target			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards(2) ($)
					Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Tim Westergren	4/15/2016	(3)	4/8/2016	Performance Award	—	—	—	—	250,000	—	—	1,257,500
	4/15/2016	(4)	4/8/2016	RSU	—	—	—	—	—	—	250,000	2,155,000
Michael Herring	4/15/2016	(3)	4/8/2016	Performance Award	—	—	—	—	225,000	—	—	1,131,750
	4/15/2016	(4)	4/8/2016	RSU	—	—	—	—	—	—	225,000	1,939,500
David Gerbitz	4/15/2016	(3)	4/8/2016	Performance Award	—	—	—	—	175,000	—	—	880,250
	4/15/2016	(4)	4/8/2016	RSU	—	—	—	—	—	—	175,000	1,508,500
Chris Phillips	4/15/2016	(3)	4/8/2016	Performance Award	—	—	—	—	200,000	—	—	1,006,000
	4/15/2016	(4)	4/8/2016	RSU	—	—	—	—	—	—	200,000	1,724,000
John Trimble	3/15/2016	(5)	3/15/2016	Sales	—	306,250	612,500	—	—	—	—
	4/15/2016	(3)	4/8/2016	Performance Award	—	—	—	—	200,000	—	—	1,006,000
	4/15/2016	(4)	4/8/2016	RSU	—	—	—	—	—	—	200,000	1,724,000
Sara Clemens	4/15/2016	(3)	4/8/2016	Performance Award	—	—	—	—	200,000	—	—	1,006,000
	4/15/2016	(4)	4/8/2016	RSU	—	—	—	—	—	—	200,000	1,724,000
_____________________________________________

(1)	Mr. McAndrews did not receive any grants of plan-based awards during 2016.

(2)
The amount reflects the grant date fair value of RSU awards and performance awards granted during the fiscal year, computed in accordance with FASB ASC Topic 718. See footnote 8 to the 2016 Summary Compensation Table above.

(3)
The 2016 Performance Awards, which consist of PSUs, vest based on Pandora’s stock price performance during a four-year performance period when the 90-day trailing average of Pandora’s stock price equals or exceeds $20 on a given vesting date. Twenty-five percent of the PSUs were eligible to vest on February 15, 2017, and vest thereafter in quarterly installments of 6.25% of the total number of shares granted. If the 90-day trailing average of Pandora’s common stock price does not equal or exceed $20 on a given vesting date, then the shares scheduled to vest as of such date will remain unvested until the next successive vesting date on which the $20 target has been met. Any shares that remain unearned at the final vesting date will be canceled. See "Compensation Discussion and Analysis—Section 3 – Elements of Pay—Long-term Equity Incentives—Equity Grants in 2016—2016 Performance Awards" for additional information.

(4)	Vests over a total of four years with 25% vested on February 15, 2017 and thereafter 1/16th of the total number of shares vesting quarterly.

(5)
The amounts set forth for Mr. Trimble represent the target and maximum payouts under his sales compensation plan described above. Actual amounts paid for the fiscal year performance are set forth in the 2016 Summary Compensation Table above and a description of the criteria used to determine these amounts is set forth above under "Compensation Discussion and Analysis—Section 3 – Elements of Pay—Variable Cash Incentives—Chief Revenue Officer Compensation Plan."

2016 Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2016. Market value for stock awards (PSUs, MSUs and RSUs) is determined by multiplying the number of shares by the closing price of our common stock on the last trading day of the fiscal year ($13.04 on December 31, 2016).

			Option Awards				Stock Awards
Name	Grant Date		Numbers of Securities Underlying Unexercised Options (#) Exercisable	Numbers of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Numbers of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Tim Westergren	4/15/2016	(1)	—	—	—	—	—	—	250,000	3,260,000
	4/15/2016	(2)	—	—	—	—	250,000	3,260,000	—	—
	3/11/2015	(3)	—	—	—	—	—	—	47,260	616,270
	3/11/2015	(2)	—	—	—	—	43,313	564,802	—	—
	3/3/2014	(2)	—	—	—	—	2,469	32,196	—	—
	3/3/2014	(4)	9,693	4,407	37.88	3/3/2024	—	—	—	—
	4/22/2011	(4)	458,333	41,667	6.35	4/22/2021	—	—	—	—
	7/7/2009		2,639,491	—	0.16	7/8/2019	—	—	—	—
Total			3,107,517	46,074			295,782	3,856,998	297,260	3,876,270

Michael Herring	4/15/2016	(1)	—	—	—	—	—	—	225,000	2,934,000
	4/15/2016	(2)	—	—	—	—	225,000	2,934,000	—	—
	3/11/2015	(3)	—	—	—	—	—	—	71,354	930,456
	3/11/2015	(2)	—	—	—	—	64,688	843,532	—	—
	3/3/2014	(2)	—	—	—	—	2,219	28,936	—	—
	3/3/2014	(4)	8,800	4,000	37.88	3/3/2024	—	—	—	—
	2/1/2013	(5)	774,158	291,667	11.45	2/1/2023	—	—	—	—
Total			782,958	295,667			291,907	3,806,468	296,354	3,864,456

David Gerbitz	4/15/2016	(1)	—	—	—	—	—	—	175,000	2,282,000
	4/15/2016	(2)	—	—	—	—	175,000	2,282,000	—	—
	3/11/2015	(3)	—	—	—	—	—	—	59,307	773,363
	3/11/2015	(2)	—	—	—	—	54,000	704,160	—	—
	7/7/2014	(2)	—	—	—	—	15,313	199,682	—	—
	7/7/2014	(4)	39,270	25,730	27.83	7/7/2024	—	—	—	—
Total			39,270	25,730			244,313	3,185,842	234,307	3,055,363

Chris Phillips	4/15/2016	(1)	—	—	—	—	—	—	200,000	2,608,000
	4/15/2016	(2)	—	—	—	—	200,000	2,608,000	—	—
	3/11/2015	(3)	—	—	—	—	—	—	12,047	157,093
	3/11/2015	(2)	—	—	—	—	10,688	139,372	—	—
	10/30/2014	(2)	—	—	—	—	49,100	640,264	—	—
Total			—	—			259,788	3,387,636	212,047	2,765,093

John Trimble	4/15/2016	(1)	—	—	—	—	—	—	200,000	2,608,000
	4/15/2016	(2)	—	—	—	—	200,000	2,608,000	—	—
	3/11/2015	(3)	—	—	—	—	—	—	71,354	930,456
	3/11/2015	(2)	—	—	—	—	64,688	843,532	—	—
	3/3/2014	(2)	—	—	—	—	4,032	52,577	—	—
	3/3/2014	(4)	15,812	7,188	37.88	3/3/2024	—	—	—	—
	1/19/2012		166,667	—	13.26	1/19/2022	—	—	—	—
	7/7/2009		8,396	—	0.16	7/8/2019	—	—	—	—

Total			190,875	7,188			268,720	3,504,109	271,354	3,538,456

Brian McAndrews	3/26/2015	(3)	—	—	—	—	—	—	85,000	1,108,400
Total			—	—			—	—	85,000	1,108,400

Sara Clemens	4/15/2016	(1)	—	—	—	—	—	—	200,000	2,608,000
	4/15/2016	(2)	—	—	—	—	200,000	2,608,000	—	—
	3/11/2015	(3)	—	—	—	—	—	—	71,354	930,456
	3/11/2015	(2)	—	—	—	—	64,688	843,532	—	—
	2/24/2014	(6)	—	—	—	—	30,000	391,200	—	—
	2/24/2014	(4)	77,916	32,084	37.26	2/24/2024	—	—	—	—
Total			77,916	32,084			294,688	3,842,732	271,354	3,538,456
_____________________________________________

(1)
These 2016 Performance Awards, which consist of PSUs, vest based on Pandora’s stock price performance during a four-year performance period when the 90-day trailing average of Pandora’s stock price equals or exceeds $20 on a given vesting date. Twenty-five percent of the PSUs were eligible to vest on February 15, 2017, and vest thereafter in quarterly installments of 6.25% of the total number of shares granted. If the 90-day trailing average of Pandora’s common stock price does not equal or exceed $20 on a given vesting date, then the shares scheduled to vest as of such date will remain unvested until the next successive vesting date on which the $20 target has been met. Any shares that remain unearned at the final vesting date will be canceled. See "Compensation Discussion and Analysis—Section 3 – Elements of Pay—Long-term Equity Incentives—Equity Grants in 2016—2016 Performance Awards" for additional information.

(2)	These RSUs vest quarterly at the rate of 1/16th of the total number of shares.

(3)
These MSUs are shown at their target amount and vest in three annual installments on February 15 of 2016, 2017 and 2018, subject to the award recipient's continued service. The number of MSUs that may be earned at each installment is based on our annual relative TSR compared to that of the Russell 2000 Index over a period beginning January 1 of the year of the MSU award and ending on December 31 of the year prior to the annual installment date, as described under "Compensation Discussion and Analysis—Section 3 – Elements of Pay—Long-term Equity Incentives—2015 Market Stock Units." On each of the first two annual installments, depending on actual performance, the award recipient has the ability to earn up to one-third of the total number of MSUs granted; on the third annual installment, the award recipient has the ability to earn up to 200% of the total MSUs granted less any MSUs earned over the first two annual installments.

(4)	These options vest monthly at the rate of 1/48th of the total number of shares.

(5)	These options vest monthly at the rate of 1/60th of the total number of shares.

(6)	These RSUs vest annually over a four-year period with 25% of the shares vesting on February 15th of each year.

2016 Options Exercised and Stock Vested

The following table shows information regarding options that were exercised by our named executive officers, or stock awards that became vested, during the year ended December 31, 2016. The value is based on the closing price of our common stock on the date of exercise or vesting, as applicable.

	Option Awards		Stock Awards
Name	Numbers of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Numbers of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Tim Westergren	685,950	7,904,545	39,402	369,446
Michael Herring	—	—	57,733	539,856
David Gerbitz	—	—	55,443	527,220
Chris Phillips	—	—	33,815	345,382
John Trimble	—	—	59,183	555,158
Brian McAndrews(1)	—	—	317,763	3,231,571
Sara Clemens	—	—	70,958	641,120
_____________________________________________

(1)
Includes the acceleration of 235,312 RSUs, resulting in a value realized on vesting of $2,571,960, as required by the terms of Mr. McAndrews' Severance and Release Agreement as described under "2016 Potential Payments on Termination and Change in Control—2016 and 2017 Severance Payments." The value of Mr. McAndrews' accelerated RSUs is based on $10.93, which was the closing price of our stock on March 24, 2016 (March 25, 2016 was a stock market holiday).

2016 Potential Payments on Termination and Change in Control

Our named executive officers are eligible to receive severance benefits under our executive severance and change in control policy, which provides benefits if their employment is terminated involuntarily or in connection with a change in control of our company, such as a change in the voting power of our company by more than 50% or a sale of substantially all of our assets.

In February 2017, the Committee adopted an amendment and restatement of our executive severance and change in control policy. Among other changes, the amended and restated policy provides for (i) the payment of a full-year target bonus (rather than a target bonus pro-rated to the termination date) to an eligible officer in the event the executive's employment terminates in connection with a change in control of the Company and (ii) the chief financial officer, in addition to the chief executive officer, to be eligible for severance in the event of a voluntary termination for "Good Reason" (as defined in the policy).

Our executive severance and change in control policy provides for the following severance benefits, subject to our receipt of an effective release of claims executed by the named executive officer:

•
Non-change in control severance. If the eligible officer is terminated without cause prior to a change in control, the officer is entitled to receive six months (or 12 months in the case of our chief executive officer) of salary, health benefits and accelerated vesting of equity awards, plus a prorated annual bonus for the year of termination (based on actual performance) and outplacement services.

•
Change in control severance. If, in connection with or otherwise within 12 months after a change in control, the officer is terminated without cause or resigns for good reason (such as reduction in salary or material relocation), the officer is entitled to receive 12 months (or 18 months in the case of our chief executive officer) of salary and health benefits, 100% accelerated vesting of equity awards and the opportunity to extend the exercise period of certain options for up to 12 months following termination, plus a full-year target bonus for the year of termination and outplacement services.

Estimated severance and change in control benefits. The table below provides an estimate of the value of the compensation and benefits due to each of our named executive officers in the events described below, assuming that the termination of employment and/or change in control was effective on December 31, 2016, under the arrangements described above. The actual amounts to be paid can only be determined at the time of the termination of employment or change in control, as applicable.

	Involuntary Termination			Change in Control	Change in Control Followed by Involuntary Termination
Name	Cash(1) ($)	Equity(2)(3) ($)	Total	Equity ($)	Cash(1) ($)	Equity(2)(4)(5) ($)	Total
Tim Westergren	844,000	2,072,743	2,916,743	—	1,166,000	4,355,213	5,521,213
Michael Herring	468,800	1,414,711	1,883,511	—	749,000	4,601,564	5,350,564
David Gerbitz	362,000	1,009,778	1,371,778	—	591,500	3,461,246	4,052,746
Chris Phillips	418,600	1,092,191	1,510,791	—	669,000	3,443,577	4,112,577
John Trimble	355,400	1,112,547	1,467,947	—	614,000	3,835,455	4,449,455
_____________________________________________

(1)
The "cash" severance benefits include, where applicable, salary multiples paid as severance, health benefits assuming a cost of $2,000 per month, outplacement services assuming a value of $5,000, and a prorated or full-year annual bonus, each as described above.

(2)
The value of accelerated vesting of equity awards is based on $13.04, which was the closing price of our stock on December 31, 2016, less, in the case of stock options, the per share exercise price of the accelerated options (or, if the exercise price of an option is above $13.04, no value was assigned), and assumes that equity awards are not assumed or substituted by the successor company.

(3)
In the case of the 2016 Performance Awards, which consist of PSUs, assumes that the named executive remains eligible for vesting through the vesting dates that occur during the months equal to the number of months for which they are eligible for equity acceleration, as described above, but that no shares vested at such vesting dates because the performance conditions were not met. If the 90-day trailing average of Pandora’s stock price were to equal $20 on the last vesting date at which the named executives would have been eligible for vesting, which would cause the performance condition to be met, equity amounts would increase as a result of the vesting of the 2016 Performance Awards by $1,875,000 for Mr. Westergren, $1,406,240 for Mr. Herring, $1,093,740 for Mr. Gerbitz, $1,250,000 for Mr. Phillips and $1,250,000 for Mr. Trimble.

(4)
In the case of MSU awards, assumes that the current performance period is shortened to end immediately prior to the change in control, in this case on December 31, 2016. The number of MSUs earned is determined, effective immediately prior to such change in control, based on the TSR determined as of the end of such shortened performance period, and (i) a portion of such earned MSUs become vested upon the change in control in a prorated amount based on the percentage of the originally scheduled performance period that has elapsed as of the date of the change in control, (ii) the remaining portion of such earned MSUs become time-based RSUs that will become eligible for vesting on the applicable vesting date set forth in the award, but subject to accelerated vesting in connection with, or following, such change in control as specified under the 2011 Equity Incentive Plan and the Company's executive severance and change in control policy; and (iii) any portion of the MSUs that are not determined to be earned are forfeited.

(5)
In the case of PSU awards, assumes that the price per share in the hypothetical change in control transaction is equal to $13.04, which was the closing price of our stock on December 31, 2016. The number of PSUs earned is determined, effective immediately prior to such change in control, based on the change in control transaction price per share. If the price per share in the change in control transaction were to equal or exceed $20, then all unvested PSUs would convert to time-vested RSUs at the change in control, and the converted RSUs would accelerate in the case of a termination in connection with, or in the 12 months after, the change in control. Because the price per share in the hypothetical change in control transaction is less than $20, then, upon the change in control, unvested PSUs are canceled by the Company and forfeited and no value is assigned.

2016 and 2017 Severance Payments. On March 25, 2016, Mr. McAndrews stepped down as chief executive officer and president and resigned his position as a director and chairman of the board. On December 16, 2016, Ms. Clemens resigned as chief operating officer and remained employed by the Company for a transition period that ended on February 1, 2017.

In connection with Mr. McAndrews' separation, we entered into a Severance and Release Agreement under which Mr. McAndrews received a lump sum severance payment equal to twelve months of salary, continuation of health benefits for twelve months, accelerated vesting of equity awards that would have vested during the twelve-month period following Mr. McAndrews' separation, continued eligibility for vesting with respect to the portion of the 2015 MSU award scheduled to vest based on performance through December 31, 2016 (none of which actually vested), a prorated annual bonus for the year ending December 31, 2016 based on actual performance, three months of outplacement services and reimbursement of attorneys' fees incurred in connection with the agreement, not to exceed $10,000. Consistent with the terms of Mr. McAndrews' Offer Letter dated September 11, 2013, the agreement also provided that, if a change in control had occurred within 60 days following the separation, Mr. McAndrews would have been eligible to receive an additional lump sum severance payment equal to six months of salary, the prorated annual bonus described above at an amount no less than the target, and accelerated vesting of all outstanding equity awards held by Mr. McAndrews prior to his separation.

In connection with Ms. Clemens' separation, we entered into a Severance and Release Agreement under which Ms. Clemens received a lump sum severance payment equal to eleven months of salary, continuation of health benefits for six months, accelerated vesting of RSU awards that would have vested through February 28, 2018, accelerated vesting of stock option awards and performance awards (PSUs) that would have vested during the six-month period following Ms. Clemens' separation, a full-year bonus for the year ending December 31, 2017 (based on actual performance) and three months of outplacement services. The agreement also provides that, if a change in control occurs prior to June 30, 2017, Ms. Clemens is eligible to receive an additional lump sum severance payment equal to one month of salary, accelerated vesting of all outstanding equity awards held by Ms. Clemens prior to her separation and continuation of health benefits for the six-month period following the change in control.

The table below provides a summary of the amounts payable to Mr. McAndrews and Ms. Clemens under their respective Severance and Release Agreements:

	Cash(1) ($)	CIP Bonus(2) ($)	Accelerated Equity(3) ($)	Total ($)
Brian McAndrews	631,292	117,370	2,571,960	3,320,622
Sara Clemens	377,197	240,000	2,157,194	2,774,391

(1)
The "cash" severance amounts include health benefits at an aggregate cost of $21,292 in the case of Mr. McAndrews and at an estimated cost of $922 per month in the case of Ms. Clemens, outplacement services for Ms. Clemens assuming a value of $5,000 and, in the case of Mr. McAndrews, reimbursement of attorneys' fees at a cost of $10,000.

(2)
Represents the actual bonus paid for the year ending December 31, 2016 in the case of Mr. McAndrews, and the full year target annual bonus for the year ending December 31, 2017 in the case of Ms. Clemens. The amount earned by Ms. Clemens will be based on actual performance not to exceed the target and will be paid no later than May 15, 2018.

(3)
The value of accelerated vesting of Mr. McAndrews' equity awards is based on $10.93, which was the closing price of our stock on March 24, 2016 (March 25, 2016 was a stock market holiday), less, in the case of stock options, the per share exercise price of the accelerated options (or, if the exercise price of an option is above $10.93, no value was assigned). With respect to the 2015 MSU grant, Mr. McAndrews remained eligible for vesting at the conclusion of the Two-Year Performance Period, which concluded on December 31, 2016. The MSUs vested at 0% of the one-third vesting opportunity for the period and, as a result, no value was assigned to the 2015 MSUs. The value of accelerated vesting of Ms. Clemens' equity awards is based on $13.00, which was the closing price of our stock on February 1, 2017, less, in the case of stock options, the per share exercise price of the accelerated options (or, if the exercise price of an option is above $13.00, no value was assigned). With respect to the 2016 Performance Award, Ms. Clemens remained eligible for vesting on February 15, 2017, although no shares vested because the performance condition was not met, and remains eligible for vesting on May 15, 2017. Given that it is unlikely that the performance condition will be met at the May 15, 2017 vesting date, no value was assigned to the 2016 Performance Award.

Director Compensation

Cash Retainer.    During the year ended December 31, 2016, each of our non-employee directors received (a) an annual retainer of $40,000 for serving as a member of our board of directors and (b) each of the applicable annual retainers set forth below for serving as our Lead Independent Director, Non-Employee Chairman or as a member or as a chair of one or more of the committees of our board of directors.

Position	Annual Retainer ($)
Lead Independent Director	20,000
Non-Employee Chairman of the Board	20,000
Annual Committee Member Retainers:
Audit Committee	12,500
Compensation Committee	7,500
Nominating and Corporate Governance Committee	5,000
Additional Annual Retainers for Committee Chairs:
Audit Committee	25,000
Compensation Committee	15,000
Nominating and Corporate Governance Committee	10,000

Equity Awards.    During the year ended December 31, 2016, on the date of our annual stockholder meeting, each of our non-employee directors received a restricted stock unit award with the number of restricted stock units ("RSUs") determined by dividing $200,000 by the trailing 30-day average stock price as of the first day of the month that included the grant date. The trailing 30-day average stock price as of June 1, 2016 was $10.26 and the non-employee directors received an award of 19,494 RSUs on June 1, 2016. Newly elected non-employee directors receive an RSU award equivalent to the pro-rated value of the annual RSU award given to the continuing non-employee directors. These equity awards vest on the earlier of June 1, 2017, the date of the 2017 annual meeting of stockholders or a change in control.

Mr. Vinciquerra received an RSU award of 25,585 RSUs on March 23, 2016, the day he joined our board as a non-employee director, and did not receive a stock grant on the date of our annual meeting. The value of Mr. Vinciquerra's equity award is pro-rated based on 14 months of service as a director and determined based on the trailing 30-day average stock price as of March 1, 2016, which was $9.12. This equity award vests on the earlier of June 1, 2017, the date of the 2017 annual meeting of stockholders or a change in control.

Since 2013, we have maintained equity ownership guidelines for our non-employee directors equal to 300% of their annual cash retainer. As of December 31, 2016, all of our non-employee directors were in compliance with our equity ownership guidelines, taking into account the value of their outstanding RSU awards.

Director Compensation Table.    The following table sets forth information concerning the compensation for our non-employee directors during the year ended December 31, 2016.

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards(2)(3) ($)	Option Awards(3) ($)	Total ($)
Peter Chernin(4)	22,151	234,708	—	256,859
Roger Faxon	52,500	234,708	—	287,208
James M.P. Feuille	82,952	234,708	—	317,660
Peter Gotcher	62,212	234,708	—	296,920
Timothy Leiweke	47,500	234,708	—	282,208
Elizabeth A. Nelson	70,000	234,708	—	304,708
Mickie Rosen	45,000	234,708	—	279,708
Anthony Vinciquerra(5)	31,123	252,780	—	283,903
_________________________________

(1)
Under applicable SEC rules, we have omitted Messrs. McAndrews and Westergren, who each served as directors in 2016, as they also served as executive officers and did not receive additional compensation for services provided as directors.

(2)
The amount reflects the aggregate grant date fair value of the awards granted during the year ended December 31, 2016, computed in accordance with FASB ASC Topic 718. There can be no assurance that awards will vest (in which case no value will be realized by the individual), or that the value upon vesting will approximate the aggregate grant date fair value. The aggregate grant date fair value for RSU awards is determined using the closing price of our common stock on the date of the grant. Each of the stock awards for Messrs. Chernin, Faxon, Feuille, Gotcher, Leiweke and Mmes. Nelson and Rosen granted in the year ended December 31, 2016 represents 19,494 RSUs granted on June 1, 2016 when the closing price of our stock was $12.04. The stock award for Mr. Vinciquerra granted in the year ended December 31, 2016 consists of 25,585 RSUs granted on March 23, 2016 when the closing price of our stock was $9.88.

(3)
As of December 31, 2016, none of our non-employee directors held outstanding stock options and each non-employee director held the following number of unvested stock awards: Mr. Chernin: none; Mr. Faxon: 19,494 RSUs; Mr. Feuille: 19,494 RSUs; Mr. Gotcher: 19,494 RSUs; Mr. Leiweke: 19,494 RSUs; Ms. Nelson: 19,494 RSUs; Ms. Rosen: 19,494 RSUs and Mr. Vinciquerra: 25,585 RSUs.

(4)
Mr. Chernin resigned from our board as a non-employee director on July 20, 2016. The RSU award made to Mr. Chernin on June 1, 2016 terminated upon his resignation and the shares granted under the award, all of which were unvested, were forfeited.

(5)	Mr. Vinciquerra joined our board as a non-employee director on March 23, 2016.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee has, at any time during the year ended December 31, 2016, been an officer or employee of Pandora. During the year ended December 31, 2016, none of our executive officers served on the compensation committee or board of any other company whose executive officers serve as a member of our board or compensation committee, and no compensation committee member had any relationship requiring disclosure under Item 404 of Regulation S-K.

Report of the Compensation Committee

Notwithstanding anything to the contrary set forth in any of Pandora’s previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that incorporate future filings, including this Amendment, in whole or in part, the following Report of the Compensation Committee shall not be incorporated by reference into any such filings.

The compensation committee of the board of directors has reviewed and discussed the Compensation Discussion and Analysis contained in this report with management. Based upon this review and discussion, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation committee of the board of directors:

James M.P. Feuille, Chairman
Peter Gotcher
Timothy Leiweke

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information regarding our stock incentive plans as of December 31, 2016.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders(1)	34,209,430	$5.74	10,409,095
Total	34,209,430	$5.74	10,409,095
_____________________________________________

(1)
Includes the 2014 Employee Stock Purchase Plan, 2011 Long-Term Incentive Plan (the "2011 Plan"), 2004 Stock Plan (the "2004 Plan") and 2000 Stock Incentive Plan (the "2000 Plan"). The 2011 Plan replaced the 2004 Plan, which had earlier replaced the 2000 Plan.

(2)	The calculation of the weighted average exercise price does not include 24,773,050 shares subject to restricted stock units that do not have an exercise price.

(3)
Each fiscal year (beginning with the fiscal year that commenced February 1, 2012 and ending with the fiscal year commencing January 1, 2021), the number of shares in the reserve under the 2011 Plan may be increased by the lesser of (x) 10,000,000 shares, (y) 4.0% of the outstanding shares of common stock on the last day of the prior fiscal year and (z) another amount determined by our board of directors.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents the beneficial ownership of our common stock by each person, or group of affiliated persons, known to us to beneficially own more than 5% of our common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group. This information is as of March 6, 2017, except as otherwise indicated in the notes to the table. Amounts reported under "Number of Shares of Common Stock Beneficially Owned as of March 6, 2017" include the number of shares subject to RSUs and stock options that become exercisable or vest within 60 days of March 6, 2017 (which are shown in the columns to the right). Our named executive officers are the CEO, the CFO, and the three other most highly compensated executive officers in a particular year, as well as former executive officers who meet such criteria during the year.

Shares issuable pursuant to RSUs and stock options are deemed outstanding for computing the percentage of the person holding such RSUs or options but are not outstanding for computing the percentage of any other person. The percentage of beneficial ownership is based on 239,709,741 shares of common stock outstanding as of March 6, 2017.

Unless otherwise indicated, the address for each listed stockholder is: c/o Pandora Media, Inc., 2101 Webster Street, Suite 1650, Oakland, California, 94612. To our knowledge, except as otherwise indicated and subject to applicable community property laws, each owner has sole voting and investment power with respect to the securities listed, and no person or entity is the beneficial owner of more than 5% of the voting power of our common stock.

Beneficial Owner	Number of Shares of Common Stock Beneficially Owned as of March 6, 2017(1)	Percent of Class		Number of Shares Subject to Options Exercisable as of March 6, 2017 or Which Become Exercisable Within 60 Days of This Date	Number of RSUs That Vest Within 60 Days of March 6, 2017
Greater than 5% Stockholders:
Matrix Capital Management Company LP (2)	23,310,216	9.72%
Corvex Management LP (3)	20,762,824	8.66%
The Vanguard Group, Inc. (4)	16,534,036	6.90%
Entities affiliated with Waddell & Reed Financial, Inc. (5)	12,762,439	5.32%
Eminence Capital, LP (6)	12,343,308	5.15%
Credit Suisse AG (7)	12,045,795	5.03%
Directors and Named Executive Officers:
Sara Clemens (8)	83,715	*
Roger Faxon	10,882	*
James M. P. Feuille (9)	8,343,141	3.48%
Dave Gerbitz	82,358	*		44,687
Peter Gotcher(10)	897,884	*
Michael Herring	1,028,393	*		888,458
Timothy Leiweke	24,304	*
Brian McAndrews (11)	—	—
Elizabeth Nelson	27,030	*
Chris Phillips	51,223	*
Mickie Rosen	7,355	*
John Trimble	277,446	*		193,271
Tim Westergren(12)	4,328,846	3.08%		3,150,653
Anthony Vinciquerra	—	—
Current Directors and Officers as a Group (19 persons) (8) (11)	15,476,821	6.34%	(13)	4,342,732	46,250
_________________________________________________________
* Represents beneficial ownership of less than one percent (1%) of the outstanding common stock.

(1)	Shares shown in the table above include shares held in the beneficial owner’s name or jointly with others, or in the name of a bank, nominee or trustee for the beneficial owner’s account.

(2)	Information based on the most recently available Schedule 13G filed with the SEC on February 10, 2017 by Matrix Capital Management Company,

LP ("Matrix Capital") and its managing general partner, Mr. David E. Goel. Matrix Capital, in its capacity as an investment adviser, and Mr. Goel reported that they beneficially own 23,360,216 shares, and share voting and dispositive power with respect to such shares. In addition to the shares included in this table, Matrix Capital and Mr. Goel may be deemed to beneficially own 11,643,441 call options exercisable for shares of common stock, which will only become exercisable on the later of an outside date and receipt of regulatory approval. The address for Matrix Capital and Mr. Goel is 1000 Winter Street, Suite 4500, Waltham, MA 02451.

(3)
Information based on the most recently available Schedule 13D/A filed with the SEC on February 16, 2017 by Corvex Management LP ("Corvex") and its general partner, Mr. Keith Meister. Corvex, in its capacity as an investment adviser, and Mr. Meister reported that they may be deemed to beneficially own 20,762,824 shares, and have sole voting and dispositive power with respect to such shares. The address for Corvex and Mr. Meister is 667 Madison Avenue, New York, NY 10065.

(4)
Information based on the most recently available Schedule 13G/A filed with the SEC on February 9, 2017 by The Vanguard Group, Inc. ("Vanguard"). Vanguard reported that, in its capacity as an investment adviser, it may be deemed to beneficially own 16,534,036 shares, of which it has sole dispositive power with respect to 16,390,064 shares, shared dispositive power with respect to 143,972 shares, shared voting power with respect to 23,771 shares and sole voting power with respect to 132,637 shares. These beneficially owned shares include 120,201 shares beneficially owned by Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of Vanguard, and 36,207 shares beneficially owned by Vanguard Investments Australia, Ltd, a wholly-owned subsidiary of Vanguard. The address for Vanguard is 100 Vanguard Boulevard, Malvern, PA 19355.

(5)
Information based on the most recently available Schedule 13G filed with the SEC on February, 14, 2017 by Waddell & Reed Financial, Inc. ("Waddell & Reed"), Waddell & Reed Financial Services, Inc. ("WRFS"), Waddell and Reed, Inc. ("WRI"), Waddell & Reed Investment Management Company ("WRIMC") and Ivy Investment Management Company ("IIMC"). IIMC and WRIMC, each of which is an investment advisory subsidiary of Waddell & Reed, reported that, in their capacity as investment advisors, either or both entities may be deemed to beneficially own 12,762,439 shares. Waddell & Reed has indirect sole voting power and indirect sole dispositive power with respect to 12,762,439 shares. WRFS and WRI each have indirect sole voting power and indirect sole dispositive power with respect to 4,103,875 shares of common stock. WRIMC has direct sole voting power and direct sole dispositive power with respect to 4,103,875 shares of common stock. IIMC has direct sole voting power and direct sole dispositive power with respect to 8,658,564 shares of common stock. The address of the entities affiliated with Waddell & Reed is 6300 Lamar Avenue, Overland Park, KS 66202.

(6)
Information based on the most recently available Schedule 13G/A filed with the SEC on February 14, 2017 by Eminence Capital, LP ("Eminence Capital"), Eminence GP, LLC ("EGP") and Mr. Ricky C. Sandler, the chief executive officer of Eminence Capital and the managing member of EGP. Eminence Capital, in its capacity as an investment adviser, reported it beneficially owns 12,343,308 shares and has shared voting and dispositive power with respect to such shares. EGP reported it beneficially owns 9,888,207 shares and has shared voting and dispositive power with respect to such shares. Mr. Sandler reported he beneficially owns 12,353,308 shares and has shared voting and dispositive power with respect to 12,343,308 shares and sole voting and dispositive power with respect to 9,730 shares. The address for the entities affiliated with Eminence Capital is 65 East 55th Street, 25th Floor, New York, NY 10022.

(7)
Information based on the most recently available Form 13F filed with the SEC on February 14, 2017, by Credit Suisse AG/ ("Credit Suisse"). Credit Suisse reported that, in its capacity as an investment adviser, it is the beneficial owner of 12,045,795 shares, of which it has sole voting power with respect to 12,019,001 shares and no voting authority for 26,794 shares. The address for Credit Suisse is P.O. Box 900, Zurich, Switzerland, CH 8070.

(8)	Includes beneficial ownership information for Sara Clemens, although she was no longer an executive officer as of December 16, 2016.

(9)
Includes 472,807 shares of common stock held by the James M.P. Feuille & Nancy J. Murray 2012 Revocable Trust of which Mr. Feuille is a trustee, 472,807 of common stock held by the Feuille-Murray Irrevocable Trust dated 12/19/2012 of which Mr. Feuille is a trustee. Also includes 1,834,068 shares held by Crosslink Crossover Fund IV, L.P., 262 shares held by Crosslink Bayview IV, L.L.C., 4,078,233 shares held by Crosslink Crossover Fund V, L.P., 400,000 shares held by Crosslink Crossover Fund VI, L.P., 333,505 held by Crosslink Crossover Fund VII-A. L.P., 10,718 shares held by Crosslink Crossover Fund VII-B. L.P., and 729,859 shares held by Crosslink Ventures IV Holdings, L.L.C., collectively the Crosslink Capital funds. Mr. Feuille, one of our directors, is a managing member of the general partner of the Crosslink Capital funds, and therefore may be deemed to share voting power and investment control over the shares held by these entities. Mr. Feuille disclaims beneficial ownership with respect to shares beneficially owned by the Crosslink Capital funds, except to the extent of his pecuniary interests therein. The address for Crosslink Capital is Two Embarcadero Center, Suite 2200, San Francisco, CA 94111.

(10)	Includes 880,006 shares of common stock held by the Peter and Marie-Helene Gotcher Family Trust. Mr. Gotcher, one of our directors, is a co-trustee of this trust.

(11)	Includes beneficial ownership information for Brian McAndrews, although he was no longer an executive officer as of March 25, 2016.

(12)	Includes 119,464 shares of common stock held by the Mandawa Trust u/a dated 9/26/2011. Mr. Westergren is a co-trustee of this trust.

(13)
Based upon 244,098,723 shares of common stock, which represents the sum of shares of common stock outstanding as of March 6, 2017, shares subject to options exercisable within 60 days of March 6, 2017 and RSUs that vest within 60 days of March 6, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related-Person Transactions

Our board of directors has adopted a written related-person transaction policy setting forth the policies and procedures for the review and approval or ratification of related-person transactions. This policy covers any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant and a related person had or will have a direct or indirect material interest, as determined by the audit committee of our board of directors, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, and indebtedness, guarantees of indebtedness or employment by us of a related person. In reviewing any such proposal, our audit committee is tasked to consider all relevant facts and circumstances, including, but not limited to, the commercial reasonableness of the terms, the benefit or perceived benefit, or lack thereof, to us, opportunity costs of alternate transactions, the materiality and character of the related person’s direct or indirect interest and the actual or apparent conflict of interest of the related person.

Investor Rights Agreement

We are party to an investor rights agreement which provides that certain holders of our common stock have the right to demand that we file a registration statement or request that their shares be covered by a registration statement that we are otherwise filing.

Indemnification Agreements

We have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law.

Director Independence

As required by the NYSE listing standards and our corporate governance guidelines, a majority of the board of directors is "independent" within the meaning of such standards and guidelines. The board of directors is required to make an affirmative determination at least annually as to the independence of each director. The board of directors is composed of one management director (Mr. Westergren) and seven independent directors. The board has determined that each of the following seven directors is independent (as defined by NYSE listing standards and our corporate governance guidelines): Mr. Faxon, Mr. Feuille, Mr. Gotcher, Mr. Leiweke, Ms. Nelson, Ms. Rosen and Mr. Vinciquerra; and that, therefore, all directors who served during the year ended December 31, 2016 on the audit, compensation and nominating and corporate governance committees were independent under the NYSE listing standards.

Under our corporate governance guidelines, executive sessions of independent directors are held in connection with regularly scheduled meetings of the board of directors and at other times as necessary, and are chaired by the lead independent director or chairman of the board (if the chairman is an independent director). Our independent directors confer after each regularly scheduled meeting of the board of directors to discuss the need for executive sessions and held four executive sessions during the year ended December 31, 2016.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

The aggregate fees billed by Ernst & Young LLP for the fiscal years ended December 31, 2016 and December 31, 2015 for professional services were as follows:

	Fiscal Year Ended December 31, 2016	Fiscal Year Ended December 31, 2015
Audit Fees(1)	$2,485,224	$2,979,247
Audit-Related Fees(2)	40,925	257,030
Tax Fees(3)	678,230	459,638
All Other Fees(4)	1,995	1,995
Total	$3,206,374	$3,697,910

_____________________________________________

(1)
Audit fees include (i) fees associated with the audits of our consolidated financial statements included in our Annual Report on Form 10-K, (ii) reviews of our interim quarterly consolidated financial statements included in our Quarterly Reports on Form 10-Q, (iii) services rendered in 2015 in connection with our issuance of convertible senior notes, (iv) audit services provided in connection with other statutory or regulatory filings and (iv) consents and other items related to Securities and Exchange Commission matters.

(2)
Audit-related fees include assurance and related services by Ernst & Young LLP that were reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees", including services rendered in 2015 in connection with acquisition due diligence services and services rendered in 2016 in connection with the adoption of new accounting pronouncements.

(3)	Tax fees include tax compliance and tax advisory services.

(4)	All other fees include subscription fees paid for access to the firm’s accounting and financial reporting research tool.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

As required by the audit committee charter, the audit committee pre-approves the engagement of Ernst & Young LLP for all audit and permissible non-audit services. The audit committee annually reviews the audit and permissible non-audit services performed by Ernst & Young LLP and reviews and approves the fees charged by Ernst & Young LLP. The audit committee has considered the role of Ernst &Young LLP in providing tax and audit services and other permissible non-audit services to Pandora and has concluded that the provision of such services was compatible with the maintenance of Ernst & Young LLP’s independence in the conduct of its auditing functions. All of the services described under Audit-Related Fees, Tax Fees and All Other Fees in the table above were pre-approved by the audit committee.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are included as part of this Annual Report on Form 10-K.

3. Exhibits
The exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Pandora Media, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANDORA MEDIA, INC.

Date: April 27, 2017	By:	/s/ Naveen Chopra
Naveen Chopra
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By	Filed Herewith
31.03	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 27, 2017						X
31.04	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 27, 2017						X