Form 10-Q
period 2017-03-31
Pandora Media, Inc.
filed 2017-05-09
CIK 1230276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of registrant’s common stock outstanding as of May 4, 2017 was: 240,358,500.

Pandora Media, Inc.

FORM 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Pandora Media, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
 (unaudited)

	As of December 31, 2016	As of March 31, 2017
Assets
Current assets
Cash and cash equivalents	$199,944	$170,881
Short-term investments	37,109	32,123
Accounts receivable, net of allowance of $3,633 at December 31, 2016 and $3,912 at March 31, 2017	309,267	262,934
Prepaid content acquisition costs	46,310	48,542
Prepaid expenses and other current assets	33,191	29,422
Total current assets	625,821	543,902
Long-term investments	6,252	—
Property and equipment, net	124,088	128,815
Goodwill	306,691	306,421
Intangible assets, net	90,425	85,289
Other long-term assets	31,533	33,721
Total assets	$1,184,810	$1,098,148
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$15,224	$21,152
Accrued liabilities	35,465	33,878
Accrued content acquisition costs	93,723	89,972
Accrued compensation	60,353	43,871
Deferred revenue	28,359	32,355
Other current liabilities	20,993	32,848
Total current liabilities	254,117	254,076
Long-term debt, net	342,247	347,223
Other long-term liabilities	34,187	33,946
Total liabilities	630,551	635,245
Stockholders’ equity
Common stock: 235,162,757 shares issued and outstanding at December 31, 2016 and 240,334,808 at March 31, 2017	24	24
Additional paid-in capital	1,264,693	1,306,532
Accumulated deficit	(709,636)	(843,057)
Accumulated other comprehensive loss	(822)	(596)
Total stockholders’ equity	554,259	462,903
Total liabilities and stockholders’ equity	$1,184,810	$1,098,148

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2016	2017
Revenue
Advertising	$220,308	$223,308
Subscription and other	54,732	64,878
Ticketing service	22,265	27,818
Total revenue	297,305	316,004
Cost of revenue
Cost of revenue—Content acquisition costs	171,264	187,420
Cost of revenue—Other	21,195	25,532
Cost of revenue—Ticketing service	14,646	18,618
Total cost of revenue	207,105	231,570
Gross profit	90,200	84,434
Operating expenses
Product development	35,611	39,588
Sales and marketing	117,433	125,102
General and administrative	46,524	44,525
Total operating expenses	199,568	209,215
Loss from operations	(109,368)	(124,781)
Interest expense	(6,175)	(7,381)
Other income, net	862	229
Total other expense, net	(5,313)	(7,152)
Loss before provision for income taxes	(114,681)	(131,933)
Provision for income taxes	(421)	(334)
Net loss	$(115,102)	$(132,267)
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	226,659	237,515
Net loss per share, basic and diluted	$(0.51)	$(0.56)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended March 31,
	2016	2017
Net loss	$(115,102)	$(132,267)
Change in foreign currency translation adjustment	(233)	191
Change in net unrealized loss on marketable securities	305	35
Other comprehensive income	72	226
Total comprehensive loss	$(115,030)	$(132,041)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2016	2017
Operating activities
Net loss	$(115,102)	$(132,267)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	13,277	17,680
Stock-based compensation	38,655	29,618
Amortization of premium on investments, net	140	53
Other operating activities	895	1,665
Amortization of debt discount	4,434	4,886
Changes in operating assets and liabilities
Accounts receivable	38,514	44,941
Prepaid content acquisition costs	(16,775)	(2,232)
Prepaid expenses and other assets	(2,967)	(5,579)
Accounts payable, accrued and other current liabilities	(3,467)	13,192
Accrued content acquisition costs	14,152	(3,762)
Accrued compensation	2,597	(13,207)
Other long-term liabilities	659	(244)
Deferred revenue	7,640	3,996
Reimbursement of cost of leasehold improvements	4,244	5,236
Net cash used in operating activities	(13,104)	(36,024)
Investing activities
Purchases of property and equipment	(14,371)	(1,980)
Internal-use software costs	(7,177)	(7,765)
Purchases of investments	(4,993)	—
Proceeds from maturities of investments	8,332	11,220
Payments related to acquisitions, net of cash acquired	(676)	—
Net cash provided by (used in) investing activities	(18,885)	1,475
Financing activities
Proceeds from employee stock purchase plan	1,687	2,798
Proceeds from exercise of stock options	520	2,388
Tax payments from net share settlements of restricted stock units	(1,294)	—
Net cash provided by financing activities	913	5,186
Effect of exchange rate changes on cash and cash equivalents	(137)	300
Net decrease in cash and cash equivalents	(31,213)	(29,063)
Cash and cash equivalents at beginning of period	334,667	199,944
Cash and cash equivalents at end of period	$303,454	$170,881
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$107	$896
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$6,356	$4,098

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.                       Description of Business and Basis of Presentation

Pandora—Internet Radio and On-Demand Music Services

Pandora is the world’s most powerful music discovery platform, offering a personalized experience for each of our listeners wherever and whenever they want to listen to music—whether through earbuds, car speakers or live on stage. Pandora is available as an ad-supported service, a radio subscription service called Pandora Plus and an on-demand subscription service called Pandora Premium. The majority of our listener hours occur on mobile devices, with the majority of our revenue generated from advertising on our ad-supported service on these devices. We offer both local and national advertisers the opportunity to deliver targeted messages to our listeners using a combination of audio, display and video advertisements. We also generate revenue from subscriptions to Pandora Plus and Pandora Premium. We were incorporated as a California corporation in January 2000 and reincorporated as a Delaware corporation in December 2010. Our principal operations are located in the United States, and we also are located in Australia, New Zealand, Canada and the United Kingdom.

Ticketing Service

We operate our ticketing service through our subsidiary Ticketfly, a leading live events technology company that provides ticketing and marketing software and services for our clients, which are venues and event promoters across North America. Ticketfly's ticketing, digital marketing and analytics software helps promoters book talent, sell tickets and drive in-venue revenue, while Ticketfly's consumer tools help fans find and purchase tickets to events. Ticketfly’s revenue primarily consists of service and merchant processing fees from ticketing operations.

As used herein, "Pandora," "we," "our," "the Company" and similar terms include Pandora Media, Inc. and its subsidiaries, unless the context indicates otherwise.

Basis of Presentation

The interim unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission ("SEC") Regulation S-X, and include the accounts of Pandora and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of our management, the interim unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position for the periods presented. These interim unaudited condensed consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any subsequent period and should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Certain changes in presentation have been made to conform the prior period presentation to current period reporting. We have reclassified prepaid content acquisition costs from the prepaid expenses and other assets line item to the prepaid content acquisition costs line item of our condensed consolidated statements of cash flows. We have also reclassified amortization of internal use-software costs from the product development and sales and marketing line items to the cost of revenue—other and general and administrative line items of our condensed consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates are used in several areas including, but not limited to determining accrued content acquisition costs, amortization of minimum guarantees under content acquisition agreements, selling prices for elements sold in multiple-element arrangements, the allowance for doubtful accounts, the fair value of stock options, market stock units ("MSUs"), stock-settled performance-based RSUs ("PSUs"), the Employee Stock Purchase Plan ("ESPP"), the provision for (benefit from) income taxes, the fair value of convertible debt, the fair value of acquired property and equipment, intangible assets and goodwill and the useful lives of acquired intangible assets. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements could be affected. In many cases, the accounting treatment of a particular transaction

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

2.                        Summary of Significant Accounting Policies

Other than discussed below, there have been no material changes to our significant accounting policies as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Stock-Based Compensation—Restricted Stock Units and Stock Options

Stock-based awards granted to employees, including grants of restricted stock units ("RSUs") and stock options, are recognized as expense in our statements of operations based on their grant date fair value. We recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally three to four years. We estimate the fair value of RSUs at our stock price on the grant date. We generally estimate the grant date fair value of stock options using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model is affected by our stock price on the date of grant, the expected stock price volatility over the expected term of the award, which is based on projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award and expected dividends.

Stock-based compensation expense is recorded in the statement of operations for only those stock-based awards that will vest. In the first quarter of 2017 we adopted new accounting guidance from the Financial Accounting Standards Board ("FASB") on stock compensation, or ASU 2016-09, as described in "Recently Adopted Accounting Standards" below and have elected to account for forfeitures as they occur, rather than estimating expected forfeitures.

Prior to the adoption of ASU 2016-09, we elected to use the "with and without" approach as described in Accounting Standards Codification 740—Income Taxes in determining the order in which tax attributes are utilized. As a result, we previously only recognized a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized. In addition, we elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research tax credit, through the statement of operations.

Concentration of Credit Risk

For the three months ended March 31, 2016 and 2017, we had no customers that accounted for more than 10% of our total revenue. As of December 31, 2016 and March 31, 2017, we had no customers that accounted for more than 10% of our total accounts receivable.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("the FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which amends the existing accounting standards for revenue recognition. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue. Under the guidance, revenue is recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08") which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The standard is effective for public entities with annual and interim reporting periods beginning after December 15, 2017. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. We expect to adopt ASU 2014-09 as of January 1, 2018 using the full retrospective method. We have completed our initial assessment and do not believe there will be a material impact to our condensed consolidated financial statements for the majority of our advertising and subscription revenue arrangements. We are currently continuing to evaluate the impact that the new principal versus agent guidance may have on certain of our advertising revenue arrangements and on our ticketing service revenue arrangements, and we are continuing to evaluate the expected impact on our business processes, systems and controls. We expect to complete our assessment of the effects of adopting ASU 2014-09 during 2017, and we will continue our evaluation of ASU 2014-09,

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

including how it may impact new arrangements we enter into as well as new or emerging interpretations of the standard, through the date of adoption.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires lessees to put most leases on their balance sheets but recognize expenses on their income statement and eliminates the real estate-specific provisions for all entities. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have completed our initial assessment and expect to early adopt ASU 2016-02 as of January 1, 2018 using the modified retrospective method. We expect the potential impact of adopting ASU 2016-02 to be material to our lease liabilities and assets on our consolidated balance sheets.

Recently Adopted Accounting Standards

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718) ("ASU 2016-09"). ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. Additionally, it allows an employer to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. We adopted this guidance in the first quarter of 2017 using the modified retrospective transition method. Upon adoption, we recognized the previously unrecognized excess tax benefits as of January 1, 2017 through retained earnings. The previously unrecognized excess tax effects were recorded as a deferred tax asset, which was fully offset by a valuation allowance. As a result, the net impact had no effect on net deferred tax assets or our accumulated deficit as of January 1, 2017. Without the valuation allowance, the Company’s net deferred tax assets would have increased by approximately $142.0 million. Additionally, we have elected to account for forfeitures as they occur, rather than estimating expected forfeitures. The net cumulative effect of this change increased additional paid in capital as of January 1, 2017 by $1.2 million.

3.                        Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments consisted of the following:

	As of December 31, 2016	As of March 31, 2017
	(in thousands)
Cash and cash equivalents
Cash	$144,192	$153,590
Money market funds	55,752	17,291
Total cash and cash equivalents	$199,944	$170,881
Short-term investments
Corporate debt securities	$37,109	$32,123
Total short-term investments	$37,109	$32,123
Long-term investments
Corporate debt securities	$6,252	$—
Total long-term investments	$6,252	$—
Cash, cash equivalents and investments	$243,305	$203,004

Our short-term investments have maturities of twelve months or less and are classified as available-for-sale. Our long-term investments have maturities of greater than twelve months and are classified as available-for-sale.

The following tables summarize our available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of December 31, 2016 and March 31, 2017.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	As of December 31, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$55,752	$—	$—	$55,752
Corporate debt securities	43,413	3	(55)	43,361
Total cash equivalents and marketable securities	$99,165	$3	$(55)	$99,113

	As of March 31, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$17,291	$—	$—	$17,291
Corporate debt securities	32,140	1	(18)	32,123
Total cash equivalents and marketable securities	$49,431	$1	$(18)	$49,414

The following table presents available-for-sale investments by contractual maturity date as of December 31, 2016 and March 31, 2017.

	As of December 31, 2016
	Adjusted Cost	Fair Value
	(in thousands)
Due in one year or less	$92,914	$92,861
Due after one year through three years	6,251	6,252
Total	$99,165	$99,113

	As of March 31, 2017
	Adjusted Cost	Fair Value
	(in thousands)
Due in one year or less	$49,431	$49,414
Total	$49,431	$49,414

The following tables summarize our available-for-sale securities’ fair value and gross unrealized losses aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2016 and March 31, 2017.

	As of December 31, 2016
	Twelve Months or Less		More than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate debt securities	$34,257	$(52)	$4,099	$(3)	$38,356	$(55)
Total	$34,257	$(52)	$4,099	$(3)	$38,356	$(55)

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	As of March 31, 2017
	Twelve Months or Less		More than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate debt securities	$26,668	$(17)	$454	$(1)	$27,122	$(18)
Total	$26,668	$(17)	$454	$(1)	$27,122	$(18)

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

The unrealized losses on our available-for-sale securities as of March 31, 2017 were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. As of March 31, 2017, we owned 21 securities that were in an unrealized loss position. Based on our cash flow needs, we may be required to sell a portion of these securities prior to maturity. However, we expect to recover the full carrying value of these securities. As a result, no portion of the unrealized losses at March 31, 2017 is deemed to be other-than-temporary and the unrealized losses are not deemed to be credit losses. When evaluating the investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three months ended March 31, 2017, we did not recognize any impairment charges.

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

The fair value of these financial assets and liabilities was determined using the following inputs at December 31, 2016 and March 31, 2017:

	As of December 31, 2016
	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(in thousands)
Assets
Corporate debt securities	$—	$43,361	$43,361
Total assets measured at fair value	$—	$43,361	$43,361

	As of March 31, 2017
	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(in thousands)
Assets
Corporate debt securities	$—	$32,123	$32,123
Total assets measured at fair value	$—	$32,123	$32,123

Our other cash equivalents and short-term investments are classified as Level 2 within the fair value hierarchy because they are valued using professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. As of December 31, 2016 and March 31, 2017, we held no Level 3 assets or liabilities.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Our money market funds are no longer classified within the fair value hierarchy, as the fair values are measured at net asset value using the practical expedient. As of December 31, 2016 and March 31, 2017, the fair value of our money market funds were $55.8 million and $17.3 million.

Refer to Note 7, "Debt Instruments," for the carrying amount and estimated fair value of our convertible senior notes, which are not recorded at fair value as of March 31, 2017.

5.                       Commitments and Contingencies

Minimum Guarantees and Other Provisions—Content Acquisition Costs

Certain of our content acquisition agreements contain minimum guarantees, and require that we make upfront minimum guarantee payments. During the three months ended March 31, 2017, we prepaid $77.0 million in content acquisition costs related to minimum guarantees, which were offset by amortization of prepaid content acquisition costs of $28.5 million. As of March 31, 2017, we have future minimum guarantee commitments of $686.0 million, of which $278.6 million will be paid in 2017 and the remainder will be paid thereafter. On a quarterly basis, we record the greater of the cumulative actual content acquisition costs incurred or the cumulative minimum guarantee based on forecasted usage for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasted usage considers factors such as listening hours, revenue, subscribers and other terms of each agreement that impact our expected attainment or recoupment of the minimum guarantees on a non-straight line basis.

Several of our content acquisition agreements also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if triggered, could cause our payments under those agreements to escalate. In addition, record labels, publishers and PROs with whom we have entered into direct license agreements have the right to audit our content acquisition payments, and any such audit could result in disputes over whether we have paid the proper content acquisition costs. However, as of March 31, 2017, we do not believe it is probable that these provisions of our agreements discussed above will, individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Pre-1972 copyright litigation

On October 2, 2014, Flo & Eddie Inc. filed a class action suit against Pandora Media Inc. in the federal district court for the Central District of California. The complaint alleges misappropriation and conversion in connection with the public performance of sound recordings recorded prior to February 15, 1972. On December 19, 2014, Pandora filed a motion to strike the complaint pursuant to California’s Anti-Strategic Lawsuit Against Public Participation ("Anti-SLAPP") statute, which was appealed to the Ninth Circuit Court of Appeals. The district court litigation is currently stayed pending the Ninth Circuit’s decision. On December 8, 2016, the Ninth Circuit heard oral argument on the Anti-SLAPP motion. On March 15, 2017, the Ninth Circuit requested certification to the California Supreme Court on the substantive legal questions and a response from the California Supreme Court is pending.

Between September 14, 2015 and October 19, 2015, Arthur and Barbara Sheridan filed separate class action suits against the Company in the federal district courts for the Northern District of California, District of New Jersey and Northern District of Illinois. The complaints allege a variety of violations of common law and state copyright statutes, common law misappropriation, unfair competition, conversion, unjust enrichment and violation of rights of publicity arising from allegations that we owe royalties for the public performance of sound recordings recorded prior to February 15, 1972. Currently, the action

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

in California is stayed pending the Ninth Circuit’s decision in Flo & Eddie, Inc. v. Pandora Media, Inc., and the actions in New Jersey and Illinois are stayed or otherwise suspended pending the Second Circuit’s decision in Flo & Eddie et al. v. Sirius XM. On March 16, 2017, the Second Circuit issued the final mandate in Flo & Eddie et al. v. Sirius XM, and on April 6, 2017, the Sheridans voluntarily dismissed their action in the Southern District of New York.

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

While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any claims under indemnification arrangements will have a material adverse effect on our business, financial position, results of operations or cash flows.

6.                       Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2017, are as follows:

Goodwill
(in thousands)
Balance as of December 31, 2016	$306,691
Effect of currency translation adjustment and immaterial adjustments to fair value	(270)
Balance as of March 31, 2017	$306,421

 The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangible assets.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	As of December 31, 2016			As of March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)			(in thousands)
Finite-lived intangible assets
Patents	$8,030	$(2,556)	$5,474	$8,030	$(2,740)	$5,290
Developed technology	56,162	(13,599)	42,563	56,162	(16,681)	39,481
Customer relationships—clients	37,399	(5,487)	31,912	37,399	(6,664)	30,735
Customer relationships—users	1,940	(1,288)	652	1,940	(1,531)	409
Trade names	11,735	(2,104)	9,631	11,735	(2,555)	9,180
Total finite-lived intangible assets	$115,266	$(25,034)	$90,232	$115,266	$(30,171)	$85,096

Indefinite-lived intangible assets
FCC license - Broadcast Radio	$193	$—	$193	$193	$—	$193

Total intangible assets	$115,459	$(25,034)	$90,425	$115,459	$(30,171)	$85,288
Note: Amounts may not recalculate due to rounding

Amortization expense of intangible assets was $5.1 million and $5.1 million for the three months ended March 31, 2016 and 2017.

The following is a schedule of future amortization expense related to finite-lived intangible assets as of March 31, 2017.

As of March 31, 2017
(in thousands)
Remainder of 2017	$14,978
2018	17,654
2019	17,129
2020	15,896
2021	6,690
Thereafter	12,749
Total future amortization expense	$85,096

7.                       Debt Instruments

Long-term debt, net consisted of the following:

	As of December 31,	As of March 31,
	2016	2017
	(in thousands)
1.75% convertible senior notes due 2020	$345,000	$345,000
Credit facility	90,000	90,000
Unamortized discount and deferred issuance costs	(92,753)	(87,777)
Long-term debt, net	$342,247	$347,223

Convertible Debt Offering

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

The Notes are unsecured, senior obligations of Pandora, and interest is payable semi-annually at a rate of 1.75% per annum. The Notes will mature on December 1, 2020, unless earlier repurchased or redeemed by Pandora or converted in accordance with their terms prior to such date. Prior to July 1, 2020, the Notes are convertible at the option of holders only upon the occurrence of specified events or during certain periods as further described in Note 7 "Debt Instruments" in our Annual Report on Form 10-K for the year ended December 31, 2016; thereafter, until the second scheduled trading day prior to maturity, the Notes will be convertible at the option of holders at any time.

The Notes were separated into debt and equity components and assigned a fair value. The value assigned to the debt component is the estimated fair value as of the issuance date of similar debt without the conversion feature. The difference between the cash proceeds and this estimated fair value represents the value which has been assigned to the equity component and recorded as a debt discount. The debt discount is being amortized using the effective interest method over the period from the date of issuance through the December 1, 2020 maturity date. The valuation of the Notes is further described in Note 7 "Debt Instruments" in our Annual Report on Form 10-K for the year ended December 31, 2016.
The following table outlines the effective interest rate, contractually stated interest expense and costs related to the amortization of the discount for the Notes:

	Three months ended March 31,
	2016	2017
	(in thousands except for effective interest rate)
Effective interest rate	10.18%	10.18%
Contractually stated interest expense	$1,509	$1,514
Amortization of discount	$4,434	$4,886

The total estimated fair value of the Notes as of March 31, 2017 was $333.7 million. The fair value was determined using a methodology that combines direct market observations with quantitative pricing models to generate evaluated prices. We consider the fair value of the Notes to be a Level 2 measurement due to the limited trading activity of the Notes.

The closing price of our common stock was $11.81 on March 31, 2017, which was less than the initial conversion price for the Notes of approximately $16.42 per share. As such, the if-converted value of the Notes was less than the principal amount of $345.0 million.

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

As of March 31, 2017, we had $1.2 million in letters of credit outstanding and $28.8 million of available borrowing capacity under the credit facility. We are in compliance with all financial covenants associated with the credit facility as of March 31, 2017.

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

We estimate the fair value of shares to be issued under the ESPP on the first day of the offering period using the Black-Scholes valuation model. The determination of the fair value is affected by our stock price on the first date of the offering period, as well as other assumptions including the risk-free interest rate, the estimated volatility of our stock price over the term of the offering period, the expected term of the offering period and the expected dividend rate. Stock-based compensation expense related to the ESPP is recognized on a straight-line basis over the offering period. Forfeitures are recognized as they occur.

The following assumptions for the Black-Scholes option pricing model were used to determine the per-share fair value of shares to be granted under the ESPP:

	Three months ended March 31,
	2016	2017
Expected life (in years)	0.5	0.5
Risk-free interest rate	0.24 - 0.41%	0.44 - 0.65%
Expected volatility	41%	39 - 52%
Expected dividend yield	0%	0%

During the three months ended March 31, 2016 and 2017, we withheld $1.7 million and $2.8 million in contributions from employees and recognized $0.6 million and $0.9 million of stock-based compensation expense related to the ESPP, respectively. In the three months ended March 31, 2016 and 2017, 611,348 and 547,765 shares of common stock were issued under the ESPP.

Employee Stock-Based Awards

Our 2011 Equity Incentive Plan (the "2011 Plan") provides for the issuance of stock options, restricted stock units and other stock-based awards to our employees. The 2011 Plan is administered by the compensation committee of our board of directors.

Stock options

We measure stock-based compensation expense for stock options at the grant date fair value of the award and recognize expense on a straight-line basis over the requisite service period, which is generally the vesting period. We estimate the fair value of stock options using the Black-Scholes option-pricing model. During the three months ended March 31, 2016 and 2017, we recorded stock-based compensation expense from stock options of approximately $6.8 million and $1.9 million.

The per-share fair value of each stock option was determined on the grant date using the Black-Scholes option pricing model using the following assumptions:

	Three months ended March 31,
	2016	2017
Expected life (in years)	N/A	5.93 - 6.05
Risk-free interest rate	N/A	2.03 - 2.18%
Expected volatility	N/A	61%
Expected dividend yield	N/A	0%

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

There were no options granted in the three months ended March 31, 2016.

RSUs

The fair value of RSUs is expensed ratably over the vesting period. RSUs typically have an initial annual cliff vest and then vest quarterly thereafter over the service period, which is generally three to four years. During the three months ended March 31, 2016 and 2017, we recorded stock-based compensation expense from RSUs of approximately $31.0 million and $25.4 million.

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

There were no MSUs granted in the three months ended March 31, 2016 or 2017. During the three months ended March 31, 2016 and 2017, we recorded stock-based compensation expense from MSUs of approximately $0.2 million and $0.3 million.

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

PSUs

In April and October 2016, the compensation committee of the board of directors granted 2016 Performance Awards consisting of stock-settled performance-based RSUs to certain key executives under our 2011 Plan.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

PSUs granted in April and October 2016 have a vesting period that includes a four-year service period, during which one fourth of the awards will vest after one year and the remainder will vest quarterly thereafter. The PSUs are earned when our trailing average ninety-day stock price is equal to or greater than $20.00. If the trailing average ninety-day stock price does not equal or exceed $20.00 on the applicable vesting date, then the portion of the award that was scheduled to vest on such vesting date shall not vest but shall vest on the next vesting date on which the trailing average ninety-day stock price equals or exceeds $20.00. Any portion of the award that remains unvested as of the final vesting date shall be canceled and forfeited.

We have determined the grant-date fair value of the PSUs granted in April and October 2016 using a Monte Carlo simulation performed by a third-party valuation firm. We recognize stock-based compensation for the PSUs over the requisite service period, which is approximately four years, using the accelerated attribution method.

There were no PSUs granted in the three months ended March 31, 2016 or 2017. During the three months ended March 31, 2017, we recorded stock-based compensation expense from PSUs of approximately $1.1 million. There was no stock-based compensation expense from PSUs in the three months ended March 31, 2016.

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows:

	Three months ended March 31,
	2016	2017
	(in thousands)
Stock-based compensation expense
Cost of revenue—Other	$1,477	$815
Cost of revenue—Ticketing service	60	29
Product development	8,501	7,915
Sales and marketing	13,613	13,496
General and administrative	15,004	7,363
Total stock-based compensation expense	$38,655	$29,618

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

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, restricted stock units, market stock units and performance-based RSUs, to the extent dilutive. Basic and diluted net loss per share were the same for the three months ended March 31, 2016 and 2017, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table sets forth the computation of historical basic and diluted net loss per share:

	Three months ended March 31,
	2016	2017
	(in thousands except per share amounts)
Numerator
Net loss	$(115,102)	$(132,267)
Denominator
Weighted-average common shares outstanding used in computing basic and diluted net loss per share	226,659	237,515
Net loss per share, basic and diluted	$(0.51)	$(0.56)

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	As of March 31,
	2016	2017
	(in thousands)
Options to purchase common stock	12,627	9,367
Restricted stock units	22,947	23,830
Performance awards*	776	2,056
Shares issuable pursuant to the ESPP	743	604
Total common stock equivalents	37,093	35,857
*Includes potential common shares outstanding for MSUs and PSUs

On December 9, 2015, we completed an offering of our 1.75% convertible senior notes due 2020. Under the treasury stock method, the Notes will generally have a dilutive impact on earnings per share if our average stock price for the period exceeds approximately $16.42 per share of our common stock, the conversion price of the Notes. For the period from the issuance of the offering of the Notes through March 31, 2017, the conversion feature of the Notes was anti-dilutive, as our average stock price was less than the conversion price.

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
(unaudited)

10.                       Segment Data and Revenue by Geographic Area

Segment Data

Our two operating segments, which are the same as our two reportable segments, are as follows:

Pandora—Internet radio and on-demand music services

Pandora is the world’s most powerful music discovery platform, offering a personalized experience for each of our listeners wherever and whenever they want to listen to music—whether through earbuds, car speakers or home audio/video equipment. Pandora is available as an ad-supported service, a radio subscription service called Pandora Plus and an on-demand subscription service called Pandora Premium. The majority of our listener hours occur on mobile devices, with the majority of our revenue generated from advertising on our ad-supported service on these devices. We offer both local and national advertisers the opportunity to deliver targeted messages to our listeners using a combination of audio, display and video advertisements. We also generate revenue from subscriptions to Pandora Plus and Pandora Premium.

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

The measurement basis of segment profit or loss is gross profit, as operating expenses and working capital are all managed on an aggregate basis. Total segment assets have not been presented as segment assets are not reported to, used by management to allocate resources to or used to assess performance of the segments.

The following table provides the financial performance of our reportable segments, including a reconciliation of gross profit from segment operations to gross profit from total operations:

	Three months ended March 31,
	2016			2017
	Pandora	Ticketfly	Total	Pandora	Ticketfly	Total
	(in thousands)			(in thousands)
Revenues	$275,040	$22,265	$297,305	$288,186	$27,818	$316,004
Cost of revenues	192,459	14,646	207,105	212,952	18,618	231,570
Gross profit	$82,581	$7,619	$90,200	$75,234	$9,200	$84,434
Operating and other expenses			(205,302)			(216,701)
Net loss			$(115,102)			$(132,267)

The following table provides depreciation and amortization costs included in costs of revenues by segment included in the consolidated statements of operations:

	Three months ended March 31,
	2016			2017
	Pandora	Ticketfly	Total	Pandora	Ticketfly	Total
	(in thousands)			(in thousands)
Depreciation and amortization	$2,146	$1,433	$3,579	$3,347	$1,430	$4,777

Revenue by Geographic Area

The following table sets forth revenue by geographic area:

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	Three months ended March 31,
	2016	2017
	(in thousands)
Revenue by geographic area
United States	$293,260	$311,295
International	4,045	4,709
Total revenue	$297,305	$316,004

No individual foreign country represented a material portion of our consolidated revenue during the three months ended March 31, 2016 and 2017.

11.                       Restructuring Charges

On January 12, 2017, we announced a reduction in force plan affecting approximately 7% of our U.S. employee base, excluding Ticketfly. We incurred approximately $6.2 million of cash expenditures, substantially all of which are related to employee severance and benefits costs. Total reduction in force expenses were $5.7 million, which was lower than cash reduction in force costs due to a credit related to non-cash stock-based compensation expense reversals for unvested equity awards. The reduction in force plan was substantially completed in the three months ended March 31, 2017. The remaining accrued liability for payments related to the reduction in force was not material as of March 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act").

This Quarterly Report on Form 10-Q contains "forward-looking statements" that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, plans and objectives of management and economic, competitive and technological trends. In some cases, you can identify forward-looking statements by terms such as "anticipate," "believe," "estimate," "expect," "intend," "may," "might," "plan," "project," "will," "would," "should," "could," "can," "predict," "potential," "continue," "objective," or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Risk Factors" included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. We qualify all of our forward-looking statements by these cautionary statements. These and other factors could cause our results to differ materially from those expressed in this Quarterly Report on Form 10-Q.

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

Overview

Pandora—Internet Radio and On-Demand Music Services

Pandora is the world’s most powerful music discovery platform, offering a personalized experience for each of our listeners wherever and whenever they want to listen to music—whether through earbuds, car speakers or home audio/video equipment. Our vision is to be the definitive source of music discovery and enjoyment for billions. Pandora is available as an ad-supported service, a radio subscription service called Pandora Plus and an on-demand subscription service called Pandora Premium. The majority of our listener hours occur on mobile devices, with the majority of our revenue generated from advertising on our ad-supported service on these devices. We offer both local and national advertisers the opportunity to deliver targeted messages to our listeners using a combination of audio, display and video advertisements. We also generate revenue from subscriptions to Pandora Plus and Pandora Premium. Founded by musicians, Pandora also empowers artists with valuable data and tools to help grow their careers and connect with their fans.

At the heart of our service is our set of proprietary personalization technologies, including the Music Genome Project and our playlist generating algorithms. The Music Genome Project is a database of over 1,500,000 uniquely analyzed songs from over 200,000 artists, spanning over 650 genres and sub-genres, which our team of trained musicologists has developed one song at a time by evaluating and cataloging each song’s particular attributes. The Music Genome Project database is a subset of our full catalog available to be played. When a listener enters a single song, artist, comedian or genre to start a station, the Pandora service instantly generates a station that plays music or comedy we think that listener will enjoy. Over time, our service has evolved by using data science to further tailor the listener experience based on listener reactions to the recordings we pick. Listeners also have the ability to add variety to and rename stations, which further allows for the personalization of our service. We have integrated this technology into Pandora Premium, giving listeners the ability to search and play any track or album as well as offering unique playlist features tailored to each listener's distinct preferences.

For the three months ended March 31, 2017, we streamed 5.21 billion hours of radio, and as of March 31, 2017, we had 76.7 million active users during the prior 30-day period and 4.71 million paid subscribers. Since we launched the Pandora service in 2005 our listeners have created over 11 billion stations.

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

A key element of our strategy is to make the Pandora service available everywhere that there is internet connectivity. To this end, we make the Pandora service available through a variety of distribution channels. In addition to streaming our service to computers, we have developed Pandora mobile device applications ("apps") for smartphones and mobile operating systems, such as the iPhone and Android and for tablets including the iPad and Android tablets. We distribute those mobile apps free to listeners via app stores.

The development and launch of Pandora Plus and Pandora Premium have and will continue to require significant engineering effort, as well as marketing, and other resources. In addition, to support the launch of these services we have entered into direct license agreements with major and independent record labels, some of which include substantial minimum guarantee payments. In order for Pandora Plus and Pandora Premium to be successful, we will need to attract subscribers to these new service offerings. The market for subscription-based music services, including on-demand services, is intensely competitive, and our ability to realize a return on our investments in these new service offerings will depend on our ability to leverage the existing audience of our ad-supported service, our brand awareness and our ability to deliver differentiated subscription services with features and functionality that listeners find attractive. Refer to our discussion of these matters in Item 1A—"Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016.

Ticketing Service

We operate our ticketing service through our subsidiary Ticketfly, a leading live events technology company that provides ticketing and marketing software and services for our clients, which are venues and event promoters, across North America. Ticketfly's ticketing, digital marketing and analytics software helps promoters book talent, sell tickets and drive in-venue revenue, while Ticketfly's consumer tools help fans find and purchase tickets to events. Tickets are primarily sold through the Ticketfly platform but are also sold through other channels such as box offices. In the three months ended March 31, 2017, Ticketfly had approximately 44 thousand live events on sale, for which approximately 4.8 million tickets, excluding box office sales, were sold to approximately 2.0 million unique ticket buyers, which resulted in more than $215.0 million in gross transaction value, excluding box office sales.

Ticketfly's platform provides ticketing and marketing services for venues and event promoters across North America and makes it easy for fans to find and purchase tickets to events, and also gives artists a means to more effectively promote their events. We also connect our listeners to events through promotion on our internet radio service.

Recent Events

Pandora Premium
Our on-demand subscription service, Pandora Premium, launched to select listeners on March 15, 2017, with general availability in the United States on April 18, 2017. Pandora Premium is a paid version of the Pandora service that offers a unique, on-demand experience, providing users with the ability to search, play and collect songs and albums, build playlists on their own or with the tap of a button and automatically generates playlists based on the user’s listening activity.

Factors Affecting our Business Model

Content Acquisition Costs
We pay content acquisition costs based on the terms of direct license agreements with major and independent music labels and distributors for the significant majority of the sound recordings we stream on our ad-supported service, Pandora Plus and Pandora Premium. Depending on the applicable service, these license agreements generally require us to pay either a per-performance fee based on the number of sound recordings we transmit, a percentage of revenue associated with the service, or a per-subscriber minimum amount, all generally subject to certain discounts. Certain of these license agreements require minimum guarantee payments, some of which are paid in advance.

If we have not entered into a direct license agreement with the copyright owner of a particular sound recording that is streamed on our services, we stream that sound recording pursuant to the statutory license and pay the applicable rates set by the Copyright Royalty Board on December 16, 2015 (the "Web IV Proceeding"). The rates for non-subscription services, such as our ad-supported service, were set at $0.0017 per play and the rates for subscription services, such as Pandora Plus, were set at $0.0022 per play beginning in 2016. Sound recordings streamed under the statutory license and paid at the Web IV Proceeding rates can only be played in radio mode on our services—these sound recordings cannot be played on-demand or offline and are not eligible for replay or additional skips.
Content acquisition costs for musical works are negotiated with and paid to performing rights organizations ("PROs") such as ASCAP, BMI, SESAC and Global Music Rights and directly to publishing companies. Content acquisition costs for the streaming of musical works on our ad-supported service are calculated such that each copyright holder receives its usage-based and ownership-based share of a royalty pool equal to 20% of the content acquisition costs paid by us for sound recordings. Content acquisition costs for the streaming of musical works on our subscription services are equal to the rates determined in accordance with the statutory license set forth in 17 U.S.C. §115 ("Section 115").
The current rate structure for the statutory license for reproduction rights under Section 115 expires at the end of 2017. We are currently one of five commercial music service operators (along with Amazon, Apple, Google and Spotify) participating in rate-setting proceedings in which three judges of the CRB will determine the Section 115 rates for calendar years 2018 to 2022 (the "Phonorecords III Proceedings"). The Nashville Songwriters Association International, the National Association of Music Publishers and George Johnson Music Publishing are also participating in the Phonorecords III Proceedings. A trial before the CRB concluded in April 2017, and the CRB is expected to render a decision prior to the end of 2017. The rates established by the CRB in the Phonorecords III Proceedings may be higher, lower or the same as the rates currently in effect.
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
Our total number of listener hours is a key driver for both advertising revenue generation opportunities and content acquisition costs, which are the largest component of our ad-related expenses.

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

As a result of the structure of our license agreements, our ability to achieve and sustain profitability and operating leverage on our ad-supported service depends on our ability to increase our revenue per thousand listener hours of streaming through increased advertising revenue across all of our delivery platforms.
Subscription Services
We monetize our subscription services through subscription payments made by users of the services. We drive subscriber growth in our subscription services by providing the world's most powerful music discovery platform, offering a personalized experience for each of our listeners. In addition, we invest in marketing and free-trials to promote our service.

Our total number of paid subscriptions is a key driver for both subscription revenue and content acquisition costs related to our subscription services, which is the largest component of our subscription-related expenses. In order to drive greater subscription revenue, we must increase the number of new subscribers to our subscription services and minimize the number of current subscribers who discontinue their subscriptions.

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

•
Cost of Revenue—Content Acquisition Costs—Subscription Service. We pay content acquisition costs to the copyright owners, performers, songwriters, or their agents, subject to certain exclusions. The majority of our content acquisition costs related to our subscription service are generally driven by direct license agreements with major and independent labels and distributors, PROs and publishers, as discussed above in "Factors Affecting Our Business Model—Content Acquisition Costs". Certain of these license agreements include minimum guarantee payments, some of which are paid in advance.

Given the structure of our license agreements for our subscription services, the majority of our content acquisition costs increase as subscription revenue increases and are subject to minimum guarantee payments. As such, our ability to achieve and sustain profitability and operating leverage on our subscription services depends on our ability to increase our revenue through increased paid subscriptions on terms that maintain an adequate gross margin. Refer to our discussion of these matters in Item 1A—"Risk Factors" below and in our Annual Report on Form 10-K for the year ended December 31, 2016.

Key Metrics

In the quarter ended December 31, 2016, we began reporting updated key metrics on a prospective basis as a result of a change in our service offerings. We discontinued our previous key metrics as of October 1, 2016. Certain of our new key metrics are not comparable to prior periods given the lack of history of our new service offerings. As such, these metrics have not been presented for, nor compared against, these periods. Refer to the "Key Metrics" section of Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2016 for a summary of the changes in our key metrics.

The below key metrics do not include amounts related to our ticketing service, unless otherwise specifically stated.

Subscription Services—Total

Paid Subscribers

Paid subscribers are defined as the number of distinct users that have current, paid access to our subscription service as of the beginning or the end of the period. Net new subscribers are defined as the net number of distinct new users that have paid for access to our subscription services in the period. We track paid subscribers because it is a key indicator of the growth of our subscription services.

The below table sets forth the detail of the change in paid subscribers in the three months ended March 31, 2017, which includes paid subscribers as of December 31, 2016, net new subscribers during the three months ended March 31, 2017 and paid subscribers as of March 31, 2017.

Subscribers
(in millions)
Paid subscribers as of December 31, 2016	4.39
Net new paid subscribers	0.32
Paid subscribers as of March 31, 2017	4.71

Penetration rate

Penetration rate is defined as paid subscribers divided by total trailing 30-day active users. We track penetration rate as it is an indicator of the relative scale of our subscriber base. Our penetration rate as of March 31, 2017 was 6.1%.

Average revenue per paid subscriber ("ARPU") and average licensing costs per paid subscriber ("LPU")

ARPU is defined as average monthly revenue per paid subscriber on our subscription services. LPU is defined as average monthly content acquisition costs per paid subscriber on our subscription services. We believe ARPU to be the central top-line indicator for evaluating the results of our monetization efforts on our subscription services. We track LPU because it is a key measure of our ability to manage costs for our subscription services. The below table sets forth our ARPU and LPU for our subscription services for the three months ended March 31, 2017.

	Three months ended March 31, 2017
	ARPU	LPU
Subscription services	$4.76	$2.96

Total Service

Listener hours

We track listener hours because it is a key indicator of the growth of our business and the engagement of our listeners. We include listener hours related to our non-radio content offerings in the definition of listener hours. These offerings include non-music content such as podcasts, as well as custom music content such as Pandora Premieres and artist mixtapes. We calculate listener hours based on the total bytes served for each track that is requested and served from our servers, as measured by our internal analytics systems, whether or not a listener listens to the entire track. For non-music content such as podcasts, episodes are divided into approximately track-length parts, which are treated as tracks under this definition. To the extent that third-party measurements of listener hours are not calculated using a similar server-based approach, the third-party measurements may differ from our measurements.

The table below sets forth our total listener hours for the three months ended March 31, 2016 and 2017.

	Three months ended March 31,
	2016	2017
Service	(in billions)
Advertising	4.85	4.38
Subscription	0.67	0.83
Total	5.52	5.21

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
The table below sets forth our total active users as of March 31, 2016 and 2017.

	As of March 31,
	2016	2017
	(in millions)
Active users—all services	79.4	76.7

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

Advertising LPMs

We track advertising LPMs for our non-subscription, ad-supported service across all delivery platforms. Prior to September 15, 2016, advertising LPMs were relatively fixed content acquisition costs with scheduled annual rate adjustments, per thousands of listener hours. Subsequent to September 15, 2016, LPMs are our content acquisition costs as calculated either under the rates set by our license agreements with record labels, PROs and music publishers or under the Web IV rates if we have not entered into a license agreement with the copyright owner of a particular sound recording, in each case per thousands of listener hours.

Period-to-period results should not be regarded as precise nor can they be relied upon as indicative of results for future periods. In addition, as our business matures and in response to technological evolutions, we anticipate that the relevant indicators we monitor for evaluating our business may change.
The table below sets forth our RPMs and LPMs for our ad-supported service for the three months ended March 31, 2016 and 2017.

	Three months ended March 31,
	2016		2017
	RPM*	LPM	RPM*	LPM
Advertising	$45.47	$30.48	$50.87	$33.44
*The calculation of RPMs does not include revenue generated by Ticketfly or Next Big Sound.

Advertising RPMs
For the three months ended March 31, 2017 compared to 2016, the increase in ad RPMs was primarily due to a decrease in advertising listener hours as a result of hours control mechanisms.
Advertising LPMs
For the three months ended March 31, 2017 compared to 2016, the increase in ad LPMs was primarily due to a decrease in advertising listener hours as a result of hours control mechanisms.
Basis of Presentation and Results of Operations

The following table presents our results of operations for the periods indicated as a percentage of total revenue. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three months ended March 31,
	2016	2017
Revenue
Advertising	74%	71%
Subscription and other	18	21
Ticketing service	7	9
Total revenue	100	100
Cost of revenue
Cost of revenue — Content acquisition costs	58	59
Cost of revenue — Other (1)	7	8
Cost of revenue — Ticketing service (1)	5	6
Total cost of revenue	70	73
Gross profit	30	27
Operating expenses
Product development (1)	12	13
Sales and marketing (1)	39	40
General and administrative (1)	16	14
Total operating expenses	67	66
Loss from operations	(37)	(39)
Interest expense	(2)	(2)
Other income, net	—	—
Total other expense, net	(2)	(2)
Loss before provision for income taxes	(39)	(42)
Provision for income taxes	—	—
Net loss	(39)%	(42)%

(1) Includes stock-based compensation as follows:
Cost of revenue - Other	0.5%	0.3%
Cost of revenue - Ticketing service	—	—
Product development	2.9	2.5
Sales and marketing	4.6	4.3
General and administrative	5.0	2.3
Note: Amounts may not recalculate due to rounding

Revenue

	Three months ended March 31,
	2016	2017	$ Change
	(in thousands)
Revenue
Advertising	$220,308	$223,308	$3,000
Subscription and other	54,732	64,878	10,146
Ticketing service	22,265	27,818	5,553
Total revenue	$297,305	$316,004	$18,699

Advertising revenue

We generate advertising revenue primarily from audio, display and video advertising, which is typically sold on a cost-per-thousand impressions, or CPM, basis. Advertising campaigns typically range from one to twelve months, and advertisers generally pay us based on the number of delivered impressions or the satisfaction of other criteria, such as click-through rates. We also have arrangements with advertising agencies under which these agencies sell advertising inventory on our service directly to advertisers. We report revenue under these arrangements net of amounts due to agencies. For the three months ended March 31, 2016 and 2017, advertising revenue accounted for 74% and 71% of our total revenue. We expect that advertising will comprise a substantial majority of revenue for the foreseeable future.

For the three months ended March 31, 2017 compared to 2016, advertising revenue increased $3.0 million or 1%, primarily due to an approximate 15% increase in the number of ads sold, offset by an approximate 15% decrease in the average price per ad.

Subscription and other revenue

Subscription and other revenue is generated primarily through the sale of monthly or annual paid subscriptions to Pandora Plus and Pandora Premium. Pandora Plus is a paid, ad-free version of the Pandora service that includes replays, additional skipping, offline listening, higher quality audio on supported devices and longer timeout-free listening. Pandora Premium is a paid, ad-free version of the Pandora service that offers a unique, on-demand experience, providing users with the ability to search, play and collect songs and albums, build playlists on their own or with the tap of a button and automatically generates playlists based on their listening activity. Subscription revenue is recognized on a straight-line basis over the duration of the subscription period. For the three months ended March 31, 2016 and 2017, subscription and other revenue accounted for 18% and 21% of our total revenue.

For the three months ended March 31, 2017 compared to 2016, subscription and other revenue increased $10.1 million or 19%, primarily due to an approximate 20% increase in the number of subscribers.

Ticketing service

Ticketing service revenue is generated primarily from service and merchant processing fees generated on ticket sales through the Ticketfly platform. Ticketfly sells tickets to fans for events on behalf of clients and charges a fee per ticket, which generally increases as the face value of the ticket increases, or a percentage of the total convenience charge and order processing fee, for its services at the time the ticket for an event is sold. Ticketing service revenue is recorded net of the face value of the ticket at the time of the sale, as Ticketfly generally acts as the agent in these transactions. For the three months ended March 31, 2016 and 2017, ticketing service revenue accounted for 7% and 9% of our total revenue.

For the three months ended March 31, 2017 compared to 2016, ticketing service revenue increased $5.6 million or 25%, primarily due to an approximate 25% increase in the number of tickets sold, excluding box office sales.

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

Cost of revenue—Content acquisition costs

	Three months ended March 31,
	2016	2017	$ Change
	(in thousands)
Cost of revenue—Content acquisition costs	$171,264	$187,420	$16,156

Cost of revenue—content acquisition costs primarily consist of licensing fees paid for streaming music or other content to our listeners, and licensing fees paid for the streaming of musical works embedded in sound recordings.

During the three months ended March 31, 2016, we obtained the rights to stream the majority of sound recordings on our service through statutory licenses, with the costs for such licenses determined according to the per play rates set by the Copyright Royalty Board. We obtained the rights to the majority of the musical works streamed on our service through direct licensing agreements with PROs or publishers, with the costs for such licenses based on a percentage of the content acquisition costs we paid for sound recordings.

During the three months ended March 31, 2017, the majority of our content acquisition costs were calculated using mainly negotiated rates documented in direct license agreements with record labels, music publishers and PROs. Depending on the applicable service, our sound recording license agreements generally require us to pay either a per-performance fee based on the number of sound recordings we transmit, a percentage of revenue associated with the service, or a per-subscriber minimum amount, all generally subject to certain discounts. For our ad-supported service, the majority of our content acquisition costs for musical works are based on a percentage of content acquisition costs paid for sound recordings. For our subscription services, content acquisition costs for musical works are determined in accordance with the statutory license set forth in 17 U.S.C. § 115. Certain of our direct license agreements are also subject to minimum guarantee payments, some of which are paid in advance and amortized over the minimum guarantee period. For certain content acquisition arrangements, we accrue for estimated content acquisition costs based on the available facts and circumstances and adjust these estimates as more information becomes available. For additional information, see above in "Factors Affecting Our Business Model—Content Acquisition Costs".

For the three months ended March 31, 2017 compared to 2016, content acquisition costs increased $16.2 million or 9% and content acquisition costs as a percentage of total revenue increased from 58% to 59%, primarily due to an increase in content acquisition costs pursuant to our direct license agreements for sound recordings with major and independent labels, distributors, PROs and publishers.

Cost of revenue—Other

	Three months ended March 31,
	2016	2017	$ Change
	(in thousands)
Cost of revenue—Other	$21,195	$25,532	$4,337

Cost of revenue—other consists primarily of ad and music serving costs, employee-related and facilities and equipment costs, other costs of ad sales and amortization of internal-use software. In the three months ended March 31, 2017 we reallocated headcount from cost of revenue—other to product development, sales and marketing and general and administrative due to a reorganization of the company. Ad and music serving costs consist of content streaming, maintaining our internet radio and on-demand subscription services and creating and serving advertisements through third-party ad servers. We make payments to third-party ad servers for the period the advertising impressions are delivered or click-through actions occur, and accordingly, we record this as a cost of revenue in the related period. Employee-related costs include salaries and benefits associated with supporting music and ad-serving functions. Other costs of ad sales include costs related to music events that are sold as part of certain of our advertising arrangements.

For the three months ended March 31, 2017 compared to 2016, cost of revenue—other increased $4.3 million or 20%, primarily due to a $5.2 million increase in ad and music serving costs driven by an increase in revenue, a $0.9 million increase in costs related to music events and a $0.9 million increase in amortization of internal-use software, offset by a $2.5 million decrease in employee-related and facilities and equipment costs driven by an approximate 35% decrease in average headcount related to the reorganization of the company and the reduction in force.

Cost of revenue—Ticketing service

	Three months ended March 31,
	2016	2017	$ Change
	(in thousands)
Cost of revenue—Ticketing service	$14,646	$18,618	$3,972

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

For the three months ended March 31, 2017 compared to 2016, cost of revenue—ticketing service increased $4.0 million or 27%, primarily due to a $2.7 million increase in revenue share costs and an increase of $1.3 million in credit card fees and other cost of revenue driven by an increase in ticketing service revenue.

Gross profit

	Three months ended March 31,
	2016	2017	$ Change
	(in thousands)
Gross profit
Total revenue	$297,305	$316,004	$18,699
Total cost of revenue	207,105	231,570	24,465
Gross profit	$90,200	$84,434	$(5,766)
Gross margin	30%	27%

For the three months ended March 31, 2017 compared to 2016, gross profit decreased by $5.8 million or 6% and gross margin decreased from 30% to 27% as the growth in content acquisition costs outpaced the growth in revenue, primarily due to an increase in content acquisition costs pursuant to our direct license agreements for sound recordings with major and independent labels, distributors, PROs and publishers.

Product development

	Three months ended March 31,
	2016	2017	$ Change
	(in thousands)
Product development	$35,611	$39,588	$3,977

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

For the three months ended March 31, 2017 compared to 2016, product development expenses increased by $4.0 million or 11%, primarily due to a $3.5 million increase in employee-related and facilities and equipment costs driven by an approximate 15% increase in average headcount.

Sales and marketing

	Three months ended March 31,
	2016	2017	$ Change
	(in thousands)
Sales and marketing	$117,433	$125,102	$7,669

Sales and marketing consists primarily of employee-related and facilities and equipment costs, including salaries, commissions and benefits related to employees in sales, sales support, marketing, advertising and music makers group departments. In addition, sales and marketing expenses include transaction processing commissions on subscription purchases through mobile app stores, external sales and marketing expenses such as brand marketing, advertising, direct response and search engine marketing costs, public relations expenses, costs related to music events, agency platform and media measurement expenses, infrastructure costs and amortization expense related to acquired intangible assets. Also included in sales and marketing are customer acquisition costs, which are defined as total external marketing costs. For the three months ended March 31, 2016 and 2017, customer acquisition costs were $6.4 million and $8.1 million.

We expect sales and marketing expenses to increase as we hire additional sales and sales support personnel and expand our presence in local radio markets. Additionally, we expect the launch of Pandora Premium to increase the revenue we generate through subscriptions. If this increase occurs, we also expect the subscription commissions we pay to increase. While we have historically relied on the success of viral marketing to expand consumer awareness of our service, in 2015 we began to launch advertising campaigns to increase the awareness of our brand. We anticipate that we will continue to utilize these types of advertising campaigns in the future. As such, we anticipate higher overall levels of sales and marketing expense going forward.

For the three months ended March 31, 2017 compared to 2016, sales and marketing expenses increased $7.7 million or 7%, primarily due to an $8.0 million increase in employee-related and facilities and equipment costs driven by an approximate 5% increase in average headcount and severance expense related to the reduction in force, offset by a $1.6 million decrease in transaction processing commissions on subscription purchases through mobile app stores due to reduced commission rates from our third-party subscription platform providers.

General and administrative

	Three months ended March 31,
	2016	2017	$ Change
	(in thousands)
General and administrative	$46,524	$44,525	$(1,999)

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

For the three months ended March 31, 2017 compared to 2016, general and administrative expenses decreased $2.0 million or 4%, primarily due to a decrease of $7.5 million in employee-related and facilities and equipment costs driven by a decrease in executive severance, offset by a $4.2 million increase in professional fees related to legal fees in connection with the rate-setting proceedings under Section 115.

Interest expense

Interest expense in the three months ended March 31, 2017 consists primarily of interest expense on our 1.75% Convertible Senior Notes due 2020 and interest on our credit facility. Refer to Note 7 "Debt Instruments" in the Notes to Condensed Consolidated Financial Statements for further details on our Notes and credit facility.

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

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements and as of March 31, 2017 we had no such arrangements.

Contractual Obligations

There has been no material change in our contractual obligations other than in the ordinary course of business since the year ended December 31, 2016.

Quarterly Trends

Our operating results fluctuate from quarter to quarter as a result of a variety of factors. We expect our operating results to continue to fluctuate in future quarters.

Pandora—Internet Radio and On-Demand Music Subscription Services

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

Liquidity and Capital Resources

As of March 31, 2017, we had cash, cash equivalents and investments totaling $203.0 million, which primarily consisted of cash and money market funds held at major financial institutions and investment-grade corporate debt securities.

Our principal uses of cash during the three months ended March 31, 2017 were funding our operations, as described below, and capital expenditures.

Sources of Funds

We believe, based on our current operating plan, that our existing cash and cash equivalents and additional sources of funding will be sufficient to meet our anticipated cash needs for at least the next twelve months.

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

As of March 31, 2017, we had $1.2 million in letters of credit outstanding and $28.8 million of available borrowing capacity under the credit facility. We are in compliance with all financial covenants associated with the credit facility as of March 31, 2017.

1.75% Convertible Senior Notes Due 2020

On December 9, 2015, we completed an unregistered Rule 144A offering of $345.0 million aggregate principal amount of our 1.75% Convertible Senior Notes due 2020. The net proceeds from the sale of the Notes were approximately $336.5 million, after deducting the initial purchaser’s fees and other estimated expenses. We used approximately $43.2 million of the net proceeds to pay the cost of the capped call transactions. Refer to Note 7 "Debt Instruments" in the Notes to Condensed Consolidated Financial Statements for further details on our Notes.

Capital Expenditures

Consistent with previous periods, future capital expenditures will primarily focus on acquiring additional hosting and general corporate infrastructure. Our access to capital is adequate to meet our anticipated capital expenditures for our current plans.

Historical Trends

The following table summarizes our cash flow data for the three months ended March 31, 2016 and 2017.

	Three months ended March 31,
	2016	2017
	(in thousands)
Net cash used in operating activities	$(13,104)	$(36,024)
Net cash provided by (used in) investing activities	(18,885)	1,475
Net cash provided by financing activities	913	5,186

Operating activities

In the three months ended March 31, 2017, net cash used in operating activities was $36.0 million and primarily consisted of our net loss of $132.3 million, which was partially offset by non-cash charges of $53.9 million, primarily related to $29.6 million in stock-based compensation charges and $17.7 million in depreciation and amortization expense. Net cash used in operating activities also included a decrease in accrued compensation of $13.2 million and an increase in prepaid expenses and other assets of $5.6 million, offset by a decrease in accounts receivable of $44.9 million, an increase in accounts payable, accrued and other current liabilities of $13.2 million and an increase in reimbursements of costs of leasehold improvements of

$5.2 million. Net cash used in operating activities increased by $22.9 million from the three months ended March 31, 2016, primarily due to an increase in our net loss of $17.2 million.

Investing activities

In the three months ended March 31, 2017, net cash provided by investing activities was $1.5 million and included $11.2 million in proceeds from maturities of investments, offset by $7.8 million of capital expenditures for internal-use software and $2.0 million of capital expenditures for leasehold improvements and server equipment. Net cash provided by investing activities increased by $20.4 million from the three months ended March 31, 2016, primarily due to a decrease in capital expenditures for leasehold improvements and server equipment of $12.4 million, a decrease in purchases of investments of $5.0 million and an increase in proceeds from maturities of investments of $2.9 million.

Financing activities

In the three months ended March 31, 2017, net cash provided by financing activities was $5.2 million and included $2.8 million in proceeds from our employee stock purchase plan and $2.4 million in proceeds from the exercise of stock options. Net cash provided by financing activities increased $4.3 million from the three months ended March 31, 2016 due to an increase in proceeds from exercise of stock options of $1.9 million, a decrease in tax payments from net share settlements of restricted stock units of $1.3 million and an increase in proceeds from our employee stock purchase plan of $1.1 million.

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

Other than discussed below, there have been no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2016 under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates."

Stock-Based Compensation—Restricted Stock Units and Stock Options

Stock-based awards granted to employees, including grants of restricted stock units ("RSUs") and stock options, are recognized as expense in our statements of operations based on their grant date fair value. We recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally three to four years. We estimate the fair value of RSUs at our stock price on the grant date. We generally estimate the grant date fair value of stock options using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model is affected by our stock price on the date of grant, the expected stock price volatility over the expected term of the award, which is based on projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award and expected dividends.

Stock-based compensation expense is recorded in the statement of operations for only those stock-based awards that will vest. In the first quarter of 2017 we adopted new accounting guidance from the Financial Accounting Standards Board ("FASB") on stock compensation, or ASU 2016-09, as described in "Recently Adopted Accounting Standards" in Note 2 of the "Notes to Condensed Consolidated Financial Statements" and have elected to account for forfeitures as they occur, rather than estimating expected forfeitures.

Prior to the adoption of ASU 2016-09, we elected to use the "with and without" approach as described in Accounting Standards Codification 740—Income Taxes in determining the order in which tax attributes are utilized. As a result, we previously only recognized a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized. In addition, we elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research tax credit, through the statement of operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Fluctuation Risk

There have been no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before deciding to invest in our common stock, you should carefully consider each of the risk factors described below, which include any material changes to, and supersede the description of, risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. Those risks and the risks described in this Quarterly Report on Form 10-Q, including in the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," could materially harm our business, financial condition, operating results, cash flow and prospects. If that occurs, the trading price of our common stock could decline, and you may lose all or part of your investment.

There have been no material changes to the Risk Factors described under "Part I—Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, other than as set forth below. The risk factors below, all of which originally appear in our Annual Report on Form 10-K, have been updated to reflect subsequent developments relevant to such risk factors.

If our efforts to attract and retain subscribers or convert ad-supported listeners into subscribers of our subscription offerings are not successful, our business will be adversely affected.

Our ability to continue to attract and retain users of our paid subscription services will depend in part on our ability to consistently provide our subscribers with a quality experience through Pandora Plus and Pandora Premium. If Pandora Plus and Pandora Premium subscribers do not perceive these offerings to be of value, or if we introduce new or adjust existing features or pricing in a manner that is not favorably received by them, we may not be able to attract and retain subscribers or be able to convince listeners to become subscribers of such additional service offerings. Subscribers may cancel their subscription to our service for many reasons, including a perception that they do not use the service sufficiently, the need to cut household expenses, competitive services that provide a better value or experience or as a result in changes in pricing. Further, in a number of cases, the rates that we pay pursuant to our direct license agreements with record labels are significantly affected by the number of subscribers we are able to attract and retain. If our efforts to attract and retain subscribers are not successful, our business, operating results and financial condition may be adversely affected.

Our ability to offer interactive features in our services depends upon maintaining commercially viable direct licenses with copyright owners of the music we play. If we are not able to maintain these direct licenses, we could lose the right to provide interactive features in our ad-supported service and Pandora Plus and the right to operate Pandora Premium. If we are not able to renew these direct licenses on similar terms when they expire, our profitability may be negatively affected.

Prior to September 15, 2016, we obtained the right to publicly perform music sound recordings on our services in the U.S. primarily through a statutory license at rates set by the Copyright Royalty Board. In 2015 and 2016, we entered into direct license agreements with dozens of music sound recording copyright owners, commonly known as "record labels", with thousands of musical work copyright owners, commonly known as "publishers", and with ASCAP, BMI and SESAC, the three largest performing rights organizations, commonly known as "PROs". In total, these agreements give us the right to add interactive features such as replays, additional skips and offline play to our ad-supported service and Pandora Plus in the U.S., which features we introduced on September 15, 2016, and they also give us the right to operate Pandora Premium. We continue to rely on the U.S. statutory license to publicly perform music sound recordings that are not covered by our direct licenses with record labels, but those recordings now constitute a small portion of the music that we stream. The direct licenses we have entered into with record labels and publishers are complex and require significant on-going efforts to operationalize, and there is risk that we may not be able to comply with the terms of these licenses, which could result in the loss of some or all of these licenses and some or all of the rights they convey. Similarly, many of these licenses provide that if the licensor loses rights in a portion of the content licensed under the agreement, that content may be removed from the license going-forward. In addition, if we are acquired, certain terms of our direct licenses, including favorable rates for content acquisition costs that currently apply to us, may not be available to an acquiror. If we were to fail to maintain any of these direct licenses, or if rights to certain music were no longer available under these licenses, then we may have to remove the affected music from our services, or discontinue certain interactive features for such music, or it might become commercially impractical for us to operate Pandora

Premium. Any of these occurrences could have a material adverse effect on our business, financial condition and results of operations.

Several of these direct licenses also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if breached, could cause our payments under those agreements to escalate substantially. In addition, record labels, publishers and PROs with whom we have entered into direct licenses have the right to audit our content acquisition payments, and any such audit could result in disputes over whether we have paid the proper content acquisition costs. If such a dispute were to occur, we could be required to pay additional content acquisition costs, audit fees and interest or penalties, and the amounts involved could materially and adversely affect our business, financial condition and results of operations. Pursuant to the statutory license under which we streamed most of our sound recordings prior to September 15, 2016, and under which we will stream a small portion of our sound recordings going forward, SoundExchange, Inc. ("SoundExchange") has the right to audit our content acquisition payments thereunder. SoundExchange is currently conducting audits of our payments for the years 2010 to 2016.

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

Our direct licenses with thousands of music publishers provide that the content acquisition payments for the so-called "reproduction rights" or "mechanical rights"—which are implicated in the interactive features that we introduced on September 15, 2016 to our ad-supported service and Pandora Plus, as well as in the operation of Pandora Premium—are determined in accordance with the rate formula set by the Copyright Royalty Board for the compulsory license made available by Section 115 of the Copyright Act. Further, these rates are also applicable to our use of musical works for which we do not have a direct license with the copyright owners. The current rate structure for the Section 115 compulsory license expires at the end of 2017. The Copyright Royalty Board has commenced proceedings to set the rates for the Section 115 compulsory license for calendar years 2018 to 2022 (the " Phonorecords III Proceedings"), and we are a participant in the Phonorecords III Proceedings. The trial under the Phonorecords III Proceedings commenced in March 2017 and concluded in April 2017. A decision is expected by end of 2017. The rates established by the Copyright Royalty Board in the Phonorecords III Proceedings may be higher, lower or the same as the rates currently in effect. If the Phonorecords III Proceedings yield rates that exceed the rates that are currently in place, our content acquisition costs may significantly increase, which could materially harm our financial condition and hinder our ability to provide interactive features in our services, or cause one or more of our subscription services to not be economically viable.

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-172215	3.1	4/4/2011
3.02	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	001-35198	3.02	7/26/2016
3.03	Amended and Restated Bylaws	S-1/A	333-172215	3.2	4/4/2011
3.04	Certificate of Amendment to the Amended and Restated Bylaws	10-Q	001-35198	3.04	7/26/2016
3.05	Certificate of Amendment to the Amended and Restated Bylaws	8-K	001-35198	3.1	3/2/2017
3.06	Certificate of Amendment to the Amended and Restated Bylaws	8-K	001-35198	3.1	3/16/2017
3.07	Certificate of Amendment to the Amended and Restated Bylaws	8-K	001-35198	3.1	3/30/2017
3.08	Certificate of Amendment to the Amended and Restated Bylaws	8-K	001-35198	3.1	4/14/2017
3.09	Certificate of Amendment to the Amended and Restated Bylaws	8-K	001-35198	3.1	4/27/2017
10.01*	Twelfth Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated January 11, 2017						X
10.02†	2017 Corporate Incentive Plan						X
10.03†	Severance and Release Agreement between Sara Clemens and Pandora Media, Inc., dated January 12, 2017						X
10.04†	Offer Letter with David Gerbitz, dated June 3, 2014						X
10.05†	Offer Letter with Naveen Chopra, dated February 27, 2017						X
10.06†	Amendment No. 1 to the 2011 Equity Incentive Plan	S-8	333-216087	99.2	2/16/2017
31.01	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						X
31.02	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						X

32.01	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 8 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101. INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101. SCH	XBRL Taxonomy Schema Linkbase Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101. DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

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

PANDORA MEDIA, INC.

Date: May 8, 2017	By:	/s/ Naveen Chopra
Naveen Chopra
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)