Form 10-Q
period 2017-06-30
Pandora Media, Inc.
filed 2017-08-01
CIK 1230276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

The number of shares of registrant’s common stock outstanding as of July 27, 2017 was: 242,621,114.

Pandora Media, Inc.

FORM 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Pandora Media, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts) (unaudited)

	As of December 31, 2016	As of June 30, 2017
Assets
Current assets
Cash and cash equivalents	$199,944	$209,581
Short-term investments	37,109	18,056
Accounts receivable, net of allowance of $3,633 at December 31, 2016 and $5,708 at June 30, 2017	309,267	288,347
Prepaid content acquisition costs	46,310	39,869
Prepaid expenses and other current assets	33,191	18,188
Assets held for sale	—	227,844
Total current assets	625,821	801,885
Long-term investments	6,252	—
Property and equipment, net	124,088	120,792
Goodwill	306,691	71,243
Intangible assets, net	90,425	23,235
Other long-term assets	31,533	13,490
Total assets	$1,184,810	$1,030,645
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities
Accounts payable	$15,224	$12,780
Accrued liabilities	35,465	43,601
Accrued content acquisition costs	93,723	88,260
Accrued compensation	60,353	45,580
Deferred revenue	28,359	32,475
Other current liabilities	20,993	—
Liabilities held for sale	—	43,059
Total current liabilities	254,117	265,755
Long-term debt, net	342,247	352,157
Other long-term liabilities	34,187	25,701
Total liabilities	630,551	643,613
Redeemable convertible preferred stock: 172,500 shares issued and outstanding at June 30, 2017	—	173,095
Stockholders’ equity
Common stock: 235,162,757 shares issued and outstanding at December 31, 2016 and 242,412,275 at June 30, 2017	24	24
Additional paid-in capital	1,264,693	1,347,285
Accumulated deficit	(709,636)	(1,132,721)
Accumulated other comprehensive loss	(822)	(651)
Total stockholders’ equity	554,259	213,937
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,184,810	$1,030,645

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2017	2016	2017
Revenue
Advertising	$265,126	$278,204	$485,434	$501,512
Subscription and other	55,125	68,900	109,857	133,778
Ticketing service	22,771	29,730	45,036	57,548
Total revenue	343,022	376,834	640,327	692,838
Cost of revenue
Cost of revenue—Content acquisition costs	176,633	195,875	347,897	383,295
Cost of revenue—Other	25,106	27,440	46,301	52,972
Cost of revenue—Ticketing service	15,259	20,510	29,905	39,128
Total cost of revenue	216,998	243,825	424,103	475,395
Gross profit	126,024	133,009	216,224	217,443
Operating expenses
Product development	33,560	41,233	69,171	80,821
Sales and marketing	123,589	145,891	241,022	270,993
General and administrative	40,760	57,954	87,284	102,479
Goodwill impairment	—	131,997	—	131,997
Contract termination fees	—	23,467	—	23,467
Total operating expenses	197,909	400,542	397,477	609,757
Loss from operations	(71,885)	(267,533)	(181,253)	(392,314)
Interest expense	(6,247)	(7,404)	(12,422)	(14,785)
Other income, net	255	78	1,117	307
Total other expense, net	(5,992)	(7,326)	(11,305)	(14,478)
Loss before benefit from (provision for) income taxes	(77,877)	(274,859)	(192,558)	(406,792)
Benefit from (provision for) income taxes	1,544	(277)	1,123	(611)
Net loss	(76,333)	(275,136)	(191,435)	(407,403)
Net loss available to common stockholders	$(76,333)	$(289,664)	$(191,435)	$(421,931)
Net loss per common share, basic and diluted	$(0.33)	$(1.20)	$(0.84)	$(1.76)
Weighted-average basic and diluted common shares	229,745	241,320	228,202	239,428

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2017	2016	2017
Net loss	$(76,333)	$(275,136)	$(191,435)	$(407,403)
Change in foreign currency translation adjustment	(55)	(62)	(288)	129
Change in net unrealized loss on marketable securities	88	7	393	42
Other comprehensive income (loss)	33	(55)	105	171
Total comprehensive loss	$(76,300)	$(275,191)	$(191,330)	$(407,232)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands) (unaudited)

	Six months ended June 30,
	2016	2017
Operating activities
Net loss	$(191,435)	$(407,403)
Adjustments to reconcile net loss to net cash used in operating activities
Goodwill impairment	—	131,997
Depreciation and amortization	27,637	35,115
Stock-based compensation	71,087	68,226
Amortization of premium on investments, net	247	73
Other operating activities	179	186
Amortization of debt discount	8,938	9,799
Bad debt	1,295	9,274
Changes in operating assets and liabilities
Accounts receivable	12,139	12,594
Prepaid content acquisition costs	(7,271)	6,441
Prepaid expenses and other assets	(8,869)	(11,664)
Accounts payable, accrued and other current liabilities	(17,409)	15,072
Accrued content acquisition costs	26,177	(5,475)
Accrued compensation	5,497	(13,191)
Other long-term liabilities	1	176
Deferred revenue	8,812	4,116
Reimbursement of cost of leasehold improvements	4,397	5,236
Net cash used in operating activities	(58,578)	(139,428)
Investing activities
Purchases of property and equipment	(34,564)	(8,541)
Internal-use software costs	(14,310)	(10,894)
Changes in restricted cash	(250)	(642)
Purchases of investments	(11,091)	—
Proceeds from maturities of investments	20,007	25,274
Proceeds from sale of investments	500	—
Payments related to acquisitions, net of cash acquired	(676)	—
Net cash (used in) provided by investing activities	(40,384)	5,197
Financing activities
Proceeds from issuance of redeemable convertible preferred stock	—	172,500
Payments of issuance costs	(32)	(12,625)
Proceeds from employee stock purchase plan	3,837	6,146
Proceeds from exercise of stock options	1,873	3,138
Tax payments from net share settlements of restricted stock units	(2,761)	—
Net cash provided by financing activities	2,917	169,159
Effect of exchange rate changes on cash and cash equivalents	(255)	292
Net (decrease) increase in cash and cash equivalents	(96,300)	35,220
Cash and cash equivalents at beginning of period	334,667	199,944
Less: Cash held for sale	—	(25,583)
Cash and cash equivalents at end of period	$238,367	$209,581
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$3,228	$4,827
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$5,308	$1,885
Accretion of preferred stock issuance costs	$—	$13,935
Stock dividend payable to preferred stockholders	$—	$595
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

In June 2017, we entered into an agreement to sell Ticketfly. Refer to Note 6 "Assets Held for Sale" in the Notes to Condensed Consolidated Financial Statements for further details on the Ticketfly disposition.

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

Certain changes in presentation have been made to conform the prior period presentation to current period reporting. We have reclassified prepaid content acquisition costs from the prepaid expenses and other assets line item to the prepaid content acquisition costs line item of our condensed consolidated statements of cash flows. We have also reclassified amortization of internal use-software costs from the product development and sales and marketing line items to the cost of revenue—other and general and administrative line items of our condensed consolidated statements of operations. Lastly, we have also reclassified bad debt and goodwill impairment from the other operating activities line item to the bad debt and goodwill impairment line items of the condensed consolidated statements of cash flows.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates are used in several areas including, but not limited to determining accrued content acquisition costs, amortization of minimum guarantees under content acquisition agreements, selling prices for elements sold in multiple-element arrangements,

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

the allowance for doubtful accounts, the fair value of stock options, market stock units ("MSUs"), stock-settled performance-based restricted stock units ("PSUs"), the Employee Stock Purchase Plan ("ESPP"), the benefit from (provision for) income taxes, the fair value of convertible debt, the fair value of acquired property and equipment, intangible assets and goodwill and the useful lives of acquired intangible assets. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements could be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

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

Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by giving effect to all potential shares of common stock, including stock options, restricted stock units, market stock units, performance-based RSUs and instruments convertible into common stock, to the extent dilutive. Basic and diluted net loss per common share were the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Assets and Liabilities Held for Sale

We consider assets to be held for sale when management approves and commits to a formal plan to actively market the asset for sale at a reasonable price in relation to its fair value, the asset is available for immediate sale in its present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the asset is expected to be completed within one year and it is unlikely that significant changes will be made to the plan. Upon designation as held for sale, we record the carrying value of the assets at the lower of its carrying value or its estimated fair value, less costs to sell. We cease to record depreciation and amortization expense at the time of designation as held for sale. The carrying value of assets and liabilities held for sale were $227.8 million and $43.1 million as of June 30, 2017. We had no assets or liabilities held for sale as of December 31, 2016.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Concentration of Credit Risk

For the three and six months ended June 30, 2016 and 2017, we had no customers that accounted for more than 10% of our total revenue. As of December 31, 2016 and June 30, 2017, we had no customers that accounted for more than 10% of our total accounts receivable.

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which amends the existing accounting standards for revenue recognition. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue. Under the guidance, revenue is recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard is effective for public entities with annual and interim reporting periods beginning after December 15, 2017. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. We expect to adopt ASU 2014-09 as of January 1, 2018 and have updated our planned adoption method to the modified retrospective method. We have completed our initial assessment and do not believe there will be a material impact to our condensed consolidated financial statements for the majority of our advertising and subscription revenue arrangements. We are currently continuing to evaluate the impact that the new principal versus agent guidance may have on certain of our advertising revenue arrangements and on our ticketing service revenue arrangements and we are continuing to evaluate the expected impact on our business processes, systems and controls. We expect to complete our assessment of the effects of adopting ASU 2014-09 during 2017, and we will continue our evaluation of ASU 2014-09, including how it may impact new arrangements we enter into as well as new or emerging interpretations of the standard, through the date of adoption.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires lessees to put most leases on their balance sheets but recognize expenses on their income statement and eliminates the real estate-specific provisions for all entities. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have completed our initial assessment and expect to adopt ASU 2016-02 as of January 1, 2019 using the modified retrospective method. We expect the potential impact of adopting ASU 2016-02 to be material to our lease liabilities and assets on our consolidated balance sheets.

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation—Stock Compensation (Topic 718), Scope of Modification Accounting ("ASU" 2017-09"). ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance is effective prospectively for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. We do not expect the adoption of ASU 2017-09 will have a material impact on our financial statements.

Recently Adopted Accounting Standards

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718) ("ASU 2016-09"). ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. Additionally, it allows an employer to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. We adopted this guidance in the first quarter of 2017 using the modified retrospective transition method. Upon adoption, we recognized the previously unrecognized excess tax benefits as of January 1, 2017 through retained earnings. The previously unrecognized excess tax benefits were recorded as a deferred tax asset, which was fully offset by a valuation allowance. As a result, the net impact resulted in no effect on net deferred tax assets or our accumulated deficit as of January 1, 2017. Without the valuation allowance, the Company’s net deferred tax assets would have increased by approximately $142.0 million. Additionally, we elected to account for forfeitures as they occur, rather than estimating expected forfeitures. The net cumulative effect of this change was an increase to additional paid in capital as of January 1, 2017 by $1.2 million.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 eliminated the requirement to calculate the implied fair value of goodwill, which is step two of the previous goodwill impairment test, to measure a goodwill impairment charge. By eliminating step two of the goodwill impairment test, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. The guidance is effective for calendar-year public business

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

entities that meet the definition of an SEC filer for fiscal years beginning after December 15, 2019, although early adoption is permitted for annual and interim goodwill impairment testing dates following January 1, 2017. We have elected to early adopt this guidance beginning in the second quarter of 2017 using the prospective method, as we believe the elimination of step two of the goodwill impairment test will make testing for goodwill impairment less costly.

3.                        Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments consisted of the following:

	As of December 31, 2016	As of June 30, 2017
	(in thousands)
Cash and cash equivalents
Cash	$144,192	$148,057
Money market funds	55,752	61,524
Total cash and cash equivalents	$199,944	$209,581
Short-term investments
Corporate debt securities	$37,109	$18,056
Total short-term investments	$37,109	$18,056
Long-term investments
Corporate debt securities	$6,252	$—
Total long-term investments	$6,252	$—
Cash, cash equivalents and investments	$243,305	$227,637

Our short-term investments have maturities of twelve months or less and are classified as available-for-sale. Our long-term investments have maturities of greater than twelve months and are classified as available-for-sale.

The following tables summarize our available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of December 31, 2016 and June 30, 2017.

	As of December 31, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$55,752	$—	$—	$55,752
Corporate debt securities	43,413	3	(55)	43,361
Total cash equivalents and marketable securities	$99,165	$3	$(55)	$99,113

	As of June 30, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$61,524	$—	$—	$61,524
Corporate debt securities	18,066		(10)	18,056
Total cash equivalents and marketable securities	$79,590	$—	$(10)	$79,580

The following table presents available-for-sale investments by contractual maturity date as of December 31, 2016 and June 30, 2017.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	As of December 31, 2016
	Adjusted Cost	Fair Value
	(in thousands)
Due in one year or less	$92,914	$92,861
Due after one year through three years	6,251	6,252
Total	$99,165	$99,113

	As of June 30, 2017
	Adjusted Cost	Fair Value
	(in thousands)
Due in one year or less	$79,590	$79,580
Total	$79,590	$79,580

The following tables summarize our available-for-sale securities’ fair value and gross unrealized losses aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2016 and June 30, 2017.

	As of December 31, 2016
	Twelve Months or Less		More than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate debt securities	$34,257	$(52)	$4,099	$(3)	$38,356	$(55)
Total	$34,257	$(52)	$4,099	$(3)	$38,356	$(55)

	As of June 30, 2017
	Twelve Months or Less		More than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate debt securities	$18,056	$(10)	$—	$—	$18,056	$(10)
Total	$18,056	$(10)	$—	$—	$18,056	$(10)

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

The unrealized losses on our available-for-sale securities as of June 30, 2017 were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. As of June 30, 2017, we owned 12 securities that were in an unrealized loss position. Based on our cash flow needs, we may be required to sell a portion of these securities prior to maturity. However, we expect to recover the full carrying value of these securities. As a result, no portion of the unrealized losses at June 30, 2017 is deemed to be other-than-temporary and the unrealized losses are not deemed to be credit losses. When evaluating the investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three and six months ended June 30, 2017, we did not recognize any impairment charges.

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

The following fair value hierarchy tables categorize information regarding our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and June 30, 2017:

	As of December 31, 2016
	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(in thousands)
Assets
Corporate debt securities	$—	$43,361	$43,361
Total assets measured at fair value	$—	$43,361	$43,361

	As of June 30, 2017
	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(in thousands)
Assets
Corporate debt securities	$—	$18,056	$18,056
Total assets measured at fair value	$—	$18,056	$18,056

Our other cash equivalents and short-term investments are classified as Level 2 within the fair value hierarchy because they are valued using professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. As of December 31, 2016 and June 30, 2017, we held no Level 3 assets or liabilities.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Our money market funds are no longer classified within the fair value hierarchy, as the fair values are measured at net asset value using the practical expedient. As of December 31, 2016 and June 30, 2017, the fair values of our money market funds were $55.8 million and $61.5 million.

Refer to Note 8, "Debt Instruments," for the carrying amount and estimated fair value of our convertible senior notes, which are not recorded at fair value as of June 30, 2017.

5.                       Commitments and Contingencies

Minimum Guarantees and Other Provisions—Content Acquisition Costs

Certain of our content acquisition agreements contain minimum guarantees, and require that we make upfront minimum guarantee payments. During the three and six months ended June 30, 2017, we prepaid $68.8 million and $145.8 million in content acquisition costs related to minimum guarantees, which were offset by amortization of prepaid content acquisition costs of $28.9 million and $105.9 million. As of June 30, 2017, we have future minimum guarantee commitments of $617.2 million, of which $209.7 million will be paid in 2017 and the remainder will be paid thereafter. On a quarterly basis, we record the greater of the cumulative actual content acquisition costs incurred or the cumulative minimum guarantee based on forecasted usage for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasted usage considers factors such as listening hours, revenue, subscribers and other terms of each agreement that impact our expected attainment or recoupment of the minimum guarantees based on the relative attribution method.

Several of our content acquisition agreements also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if triggered, could cause our payments under those agreements to escalate. In addition, record labels, publishers and PROs with whom we have entered into direct license agreements have the right to audit our content acquisition payments, and any such audit could result in disputes over whether we have paid the proper content acquisition costs. However, as of June 30, 2017, we do not believe it is probable that these provisions of our agreements discussed above will, individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Pre-1972 copyright litigation

On October 2, 2014, Flo & Eddie Inc. filed a class action suit against Pandora Media Inc. in the federal district court for the Central District of California. The complaint alleges misappropriation and conversion in connection with the public performance of sound recordings recorded prior to February 15, 1972. On December 19, 2014, Pandora filed a motion to strike the complaint pursuant to California’s Anti-Strategic Lawsuit Against Public Participation ("Anti-SLAPP") statute, which was appealed to the Ninth Circuit Court of Appeals. The district court litigation is currently stayed pending the Ninth Circuit’s decision. On December 8, 2016, the Ninth Circuit heard oral argument on the Anti-SLAPP motion. On March 15, 2017, the Ninth Circuit requested certification to the California Supreme Court on the substantive legal questions. The California Supreme Court has accepted certification and opening briefs are due on August 4, 2017.

Between September 14, 2015 and October 19, 2015, Arthur and Barbara Sheridan filed separate class action suits against the Company in the federal district courts for the Northern District of California, District of New Jersey and Northern District of Illinois. The complaints allege a variety of violations of common law and state copyright statutes, common law misappropriation, unfair competition, conversion, unjust enrichment and violation of rights of publicity arising from allegations that we owe royalties for the public performance of sound recordings recorded prior to February 15, 1972. The action in Illinois

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

was dismissed by the court in June 2017. The actions in California and New Jersey are currently stayed pending the Ninth Circuit's decision in Flo & Eddie, Inc. v. Pandora Media, Inc.

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

6.                       Assets and Liabilities Held for Sale

Ticketfly
In June 2017, we entered into an agreement to sell Ticketfly, our ticketing service segment, to Eventbrite, Inc. ("Eventbrite") for an estimated purchase price of $184.5 million, which includes an aggregate purchase price of $200.0 million, less estimated purchase price adjustments of $10.9 million for certain indemnification provisions and costs to sell of $4.6 million. The $200.0 million aggregate purchase price consists of $150.0 million in cash and $50.0 million in the form of a convertible subordinated promissory note (the "Note"), which are payable and issuable at the closing of the transaction. We expect the sale to be completed in the three months ending September 30, 2017. The purchase price is subject to customary adjustments for working capital and certain indemnification provisions. The Note will be due five years from its issuance date (the "Maturity Date") and will accrue interest at a rate of 6.5% per annum, payable quarterly in cash or stock for the first year, and in cash thereafter. Prior to the Maturity Date, the Note is convertible at the Company’s option into shares of Eventbrite’s common stock.
As a result of the agreement, we met the requirements to classify the assets and liabilities of Ticketfly as held for sale in the three months ended June 30, 2017. During the three and six months ended June 30, 2017, we recognized goodwill impairment of $131.7 million for the Ticketfly assets held for sale, which was based on the fair value of these net assets as implied by the estimated purchase price of $184.5 million. We consider the fair value of the net assets to be classified as Level 2 within the fair value hierarchy because Ticketfly is not a publicly traded company. Instead, the fair value was based on other observable inputs, such as the selling price, which represents an exit price.
The revenues and expenses of Ticketfly are included in our condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2017. The following table provides Ticketfly's loss before provision for income taxes for the three and six months ended June 30, 2016 and 2017:

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2017	2016	2017
	(in thousands)
Loss before benefit from (provision for) income taxes	$8,230	$141,041	$15,851	$151,245

KXMZ
In June 2017, we entered into a purchase agreement to sell KXMZ, an FM radio station based in Rapid City, South Dakota. As a result of the purchase agreement, we met the requirements to classify the assets and liabilities of KXMZ as held for sale in the three months ended June 30, 2017. This did not result in a material impact to our condensed consolidated financial statements.
Assets and Liabilities Held for Sale

The following table provides the carrying amounts of the major classes of assets and liabilities of Ticketfly and KXMZ included in held for sale in our Condensed Consolidated Balance Sheet as of June 30, 2017.

As of June 30, 2017
Assets held for sale
Cash and cash equivalents	$25,583
Accounts receivable, net	5,625
Prepaid expenses and other current assets	10,293
Property and equipment, net	5,096
Goodwill	103,474
Intangible assets, net	57,932
Other long-term assets	19,841
Total assets held for sale	$227,844
Liabilities held for sale
Accounts payable, accrued liabilities and accrued compensation	$5,637
Other current liabilities	28,758
Other long-term liabilities	8,664
Total liabilities held for sale	$43,059

The above assets and liabilities held for sale have been classified as current due to our expectation that the sales will be completed within one year of June 30, 2017. Given that the sales of Ticketfly and KXMZ do not represent a strategic shift in our business, we have not classified the operations of these business as discontinued operations in our Condensed Consolidated Statements of Operations.

7.                       Goodwill and Intangible Assets

During the three and six months ended June 30, 2017, we entered into agreements to sell Ticketfly and KXMZ and met the requirements to classify the assets and liabilities of Ticketfly and KXMZ as held for sale. As a result of the Ticketfly agreement, we recognized a goodwill impairment of $131.7 million for the Ticketfly assets held for sale, which was based on the fair value of these net assets as implied by the estimated purchase price of $184.5 million, which includes an aggregate purchase price of $200.0 million, less estimated purchase price adjustments of $10.9 million for certain indemnification provisions and costs to sell of $4.6 million. As a result of the KXMZ agreement, we recognized a goodwill impairment of $0.3 million for the KXMZ assets held for sale, which was based on the fair value of these net assets as implied by the estimated purchase price. We performed goodwill impairment testing on our remaining goodwill, noting no additional impairment.

The changes in the carrying amount of goodwill in each of our reporting segments for the six months ended June 30, 2017, are as follows:

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	Pandora	Ticketfly	Total
	(in thousands)
Balance as of December 31, 2016	$71,650	$235,041	$306,691
Goodwill impairment	(300)	(131,697)	(131,997)
Goodwill classified as held for sale	(107)	(103,367)	(103,474)
Effect of currency translation adjustment	—	23	23
Balance as of June 30, 2017	$71,243	$—	$71,243

The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangible assets.

	As of December 31, 2016			As of June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Intangible Assets Held for Sale	Net Carrying Value
	(in thousands)			(in thousands)
Finite-lived intangible assets
Patents	$8,030	$(2,556)	$5,474	$8,030	$(2,923)	$—	$5,107
Developed technology	56,162	(13,599)	42,563	56,162	(19,293)	(19,235)	17,634
Customer relationships—clients	37,399	(5,487)	31,912	37,399	(7,449)	(29,950)	—
Customer relationships—users	1,940	(1,288)	652	1,940	(1,732)	(208)	—
Trade names	11,735	(2,104)	9,631	11,735	(2,895)	(8,346)	494
Total finite-lived intangible assets	$115,266	$(25,034)	$90,232	$115,266	$(34,292)	$(57,739)	$23,235

Indefinite-lived intangible assets
FCC license - Broadcast Radio	$193	$—	$193	$193	$—	$(193)	$—

Total intangible assets	$115,459	$(25,034)	$90,425	$115,459	$(34,292)	$(57,932)	$23,235
Note: Amounts may not recalculate due to rounding

Amortization expense of intangible assets was $5.1 million and $4.1 million for the three months ended June 30, 2016 and 2017. Amortization expense of intangible assets was $10.3 million and $9.3 million for the six months ended June 30, 2016 and 2017.

The following is a schedule of future amortization expense related to finite-lived intangible assets as of June 30, 2017.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

As of June 30, 2017
(in thousands)
Remainder of 2017	$3,827
2018	6,066
2019	5,546
2020	5,251
2021	727
Thereafter	1,818
Total future amortization expense	$23,235

8.                       Debt Instruments

Long-term debt, net consisted of the following:

	As of December 31,	As of June 30,
	2016	2017
	(in thousands)
1.75% convertible senior notes due 2020	$345,000	$345,000
Credit facility	90,000	90,000
Unamortized discount and deferred issuance costs	(92,753)	(82,843)
Long-term debt, net	$342,247	$352,157

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
The following table outlines the effective interest rate, contractually stated interest expense and costs related to the amortization of the discount for the Notes:

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2017	2016	2017
	(in thousands except for effective interest rate)
Effective interest rate	10.18%	10.18%	10.18%	10.18%
Contractually stated interest expense	$1,509	$1,493	$3,019	$3,002
Amortization of discount	$4,503	$4,912	$8,938	$9,799

The total estimated fair value of the Notes as of June 30, 2017 was $331.9 million. The fair value was determined using a methodology that combines direct market observations with quantitative pricing models to generate evaluated prices. We consider the fair value of the Notes to be a Level 2 measurement due to the limited trading activity of the Notes.

The closing price of our common stock was $8.92 on June 30, 2017, which was less than the initial conversion price for the Notes of approximately $16.42 per share. As such, the if-converted value of the Notes was less than the principal amount of $345.0 million.

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

As of June 30, 2017, we had $1.2 million in letters of credit outstanding and $28.8 million of available borrowing capacity under the credit facility. We are in compliance with all financial covenants associated with the credit facility as of June 30, 2017.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

9.                       Redeemable Convertible Preferred Stock

In June 2017, we entered into an agreement with Sirius XM Radio, Inc. ("Sirius XM") to sell 480,000 shares of Series A redeemable convertible preferred stock ("Series A") for $1,000 per share, with gross proceeds of $480.0 million (the "Sirius XM Investment Agreement"). The Series A shares will be issued in two rounds: an initial closing of 172,500 shares for $172.5 million that occurred on June 9, 2017 upon signing the agreement with Sirius XM, and an additional closing of 307,500 shares for $307.5 million that is subject to antitrust clearance and other customary closing conditions. We expect the additional closing to occur in the fourth quarter of 2017. In the three and six months ended June 30, 2017, total proceeds to the Company from the initial closing, net of preferred stock issuance costs of $13.9 million, were $158.6 million, exclusive of the termination fee paid to KKR Classic Investors L.P. ("KKR"), and certain related expenses, totaling $23.5 million as described below.

Conversion Feature

Holders of the Series A shares have the option, at any time after the additional closing, or if the Sirius XM Investment Agreement is terminated prior to the additional closing, the date of such termination, to convert their shares plus any accrued dividends into common stock. We have the right to settle the conversion in cash, common stock or a combination thereof. The conversion rate for the Series A is initially 95.2381 shares of common stock per each share of Series A, which is equivalent to an initial conversion price of approximately $10.50 per share of our common stock, and is subject to adjustment in certain circumstances. Dividends on the Series A will accrue on a daily basis, whether or not declared, and will be payable on a quarterly basis at a rate of 6% per year. We have the option to pay dividends in cash when authorized by the Board and declared by the Company or accumulate dividends in lieu of paying cash. Dividends accumulated in lieu of paying cash will continue to accrue and cumulate at rate of 6% per year.

Redemption Feature

Under certain circumstances, we will have the right to redeem the Series A on or after the date which is three years after the additional closing or, if the additional closing does not occur, the third anniversary of the initial closing. The Series A holders will have the right to require us to redeem the Series A on or after the date which is five years after the additional closing or, if the additional closing does not occur, the fifth anniversary of the initial closing. Any optional redemption of the Series A will be at a redemption price equal to 100% of the liquidation preference, plus accrued and unpaid dividends to, but excluding, the redemption date. We have the option to redeem the Series A in cash, common stock or a combination thereof.

Fundamental Changes

If certain fundamental changes involving the Company occur, including change in control or liquidation, the Series A will be redeemed subject to certain adjustments, as determined by the date of the fundamental change. The change in control amount is the greater of the redemption value of 100% of the liquidation preference, plus all accrued dividends unpaid through the fifth anniversary of the initial closing, assuming the shares would have remained outstanding through that date, or the price that common stockholders would receive if the Series A shares had been redeemed immediately prior to the announcement of the change in control.

Recognition

Since the redemption of the Series A is contingently or optionally redeemable and therefore not certain to occur, the Series A is not required to be classified as a liability under ASC 480, Distinguishing Liabilities from Equity. As the Series A is redeemable at the option of the holders and is redeemable in certain circumstances upon the occurrence of an event that is not solely within the Company's control, we have classified the Series A in the redeemable convertible preferred stock line item in our condensed consolidated balance sheets. We did not identify any embedded features that would require bifurcation from the equity-like host instrument. We have elected to recognize the Series A at the redemption value at each period end, and have recorded the issuance costs through retained earnings as a deemed preferred stock dividend. In addition, we have elected to account for the 6% dividend at the stated rate.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

As of June 30,
2017
(in thousands)
Series A redeemable convertible preferred stock	$172,500
Issuance costs	(13,935)
Accretion of issuance costs	13,935
Stock dividend payable to preferred stockholders	595
Redeemable convertible preferred stock	$173,095

Contract Termination Fees

In May 2017, we entered into an agreement to sell redeemable convertible preferred stock to KKR. In June 2017, in conjunction with the Series A, we terminated the previous contractual commitment to sell redeemable convertible preferred stock to KKR, which resulted in a contract termination fee and related legal and professional fees, totaling $23.5 million. This is included in the contract termination fees line item of our condensed consolidated statements of operations.

10.                       Stock-based Compensation Plans and Awards

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

The following assumptions for the Black-Scholes option pricing model were used to determine the per-share fair value of shares to be granted under the ESPP:

	Three months ended June 30,		Six months ended June 30,
	2016	2017	2016	2017
Expected life (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	0.41%	0.65%	0.24 - 0.41%	0.44 - 0.65%
Expected volatility	41%	39%	41%	39 - 52%
Expected dividend yield	0%	0%	0%	0%

During the three months ended June 30, 2016 and 2017, we withheld $2.2 million and $3.3 million in contributions from employees and recognized $0.7 million and $1.0 million of stock-based compensation expense related to the ESPP, respectively. During the six months ended June 30, 2016 and 2017, we withheld $3.8 million and $6.1 million in contributions from employees and recognized $1.4 million and $1.9 million of stock-based compensation expense related to the ESPP, respectively. In the six months ended June 30, 2016 and 2017, 611,348 and 547,765 shares of common stock were issued under the ESPP. There were no shares of common stock issued under the ESPP in the three months ended June 30, 2016 and 2017.

Employee Stock-Based Awards

Our 2011 Equity Incentive Plan (the "2011 Plan") provides for the issuance of stock options, restricted stock units and other stock-based awards to our employees. The 2011 Plan is administered by the compensation committee of our board of directors.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Stock options

We measure stock-based compensation expense for stock options at the grant date fair value of the award and recognize expense on a straight-line basis over the requisite service period, which is generally the vesting period. We estimate the fair value of stock options using the Black-Scholes option-pricing model. During the three months ended June 30, 2016 and 2017, we recorded stock-based compensation expense from stock options of approximately $2.3 million and $4.0 million. During the six months ended June 30, 2016 and 2017, we recorded stock-based compensation expense from stock options of approximately $9.2 million and $5.9 million.

The per-share fair value of each stock option was determined on the grant date using the Black-Scholes option pricing model using the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2016	2017	2016	2017
Expected life (in years)	N/A	6.00	N/A	5.93 - 6.05
Risk-free interest rate	N/A	1.92%	N/A	1.92 - 2.18%
Expected volatility	N/A	61%	N/A	61%
Expected dividend yield	N/A	0%	N/A	0%

There were no options granted in the three and six months ended June 30, 2016.

RSUs

The fair value of RSUs is expensed ratably over the vesting period. RSUs typically have an initial annual cliff vest and then vest quarterly thereafter over the service period, which is generally three to four years. During the three months ended June 30, 2016 and 2017, we recorded stock-based compensation expense from RSUs of approximately $28.1 million and $33.4 million. During the six months ended June 30, 2016 and 2017, we recorded stock-based compensation expense from RSUs of approximately $59.1 million and $58.8 million.

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

There were no MSUs granted in the three or six months ended June 30, 2016 or 2017. During the three months ended June 30, 2016, we recorded approximately $0.2 million in stock-based compensation expense from MSUs. During the three months ended June 30, 2017, we recorded a credit to stock-based compensation expense from MSUs of approximately $0.1 million as a result of executive terminations. During the six months ended June 30, 2016 and 2017, we recorded stock-based compensation expense from MSUs of approximately $0.4 million and $0.2 million.

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

During the three and six months ended June 30, 2016 we granted 1,725,000 PSUs at a total grant-date fair value of $8.7 million. There were no PSUs granted in the three or six months ended June 30, 2017. During the three months ended June 30, 2016 and 2017, we recorded stock-based compensation expense from PSUs of approximately $1.1 million and $0.3 million. During the six months ended June 30, 2016 and 2017, we recorded stock-based compensation expense from PSUs of approximately $1.1 million and $1.4 million.

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows:

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2017	2016	2017
	(in thousands)		(in thousands)
Stock-based compensation expense
Cost of revenue—Other	$1,544	$814	$3,021	$1,629
Cost of revenue—Ticketing service	67	34	127	63
Product development	7,243	9,422	15,744	17,337
Sales and marketing	15,128	15,102	28,741	28,598
General and administrative	8,450	13,236	23,454	20,599
Total stock-based compensation expense	$32,432	$38,608	$71,087	$68,226

In the six months ended June 30, 2016 and three and six months ended June 30, 2017, we recorded stock-based compensation expense of $6.8 million and $5.4 million related to accelerated awards in connection with executive terminations. The majority of this amount is included in the general and administrative line item of our condensed consolidated statements of operations.

11.                       Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed by giving effect to all potential shares of common stock, including stock options, restricted stock units, market stock units, performance-based RSUs and instruments convertible into common stock, to the extent dilutive. Basic and diluted net loss per common share were the same for the three and six months ended June 30, 2016 and 2017, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of historical basic and diluted net loss per common share:

	Three months ended June 30,		Six months ended June 30,
	2016	2017	2016	2017
	(in thousands except per share amounts)		(in thousands except per share amounts)
Numerator
Net loss	$(76,333)	$(275,136)	$(191,435)	$(407,403)
Less: Stock dividend payable to preferred stockholders	—	(14,528)	—	(14,528)
Net loss available to common stockholders	(76,333)	(289,664)	(191,435)	(421,931)
Denominator
Weighted-average basic and diluted common shares	229,745	241,320	228,202	239,428
Net loss per common share, basic and diluted	$(0.33)	$(1.20)	$(0.84)	$(1.76)

The following potential common shares outstanding were excluded from the computation of diluted net loss per common share because including them would have been anti-dilutive:

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	As of June 30,
	2016	2017
	(in thousands)
Options to purchase common stock	10,027	9,384
Restricted stock units	23,906	21,739
Performance awards*	2,416	1,993
Shares issuable pursuant to the ESPP	720	589
Total common stock equivalents	37,069	33,705
*Includes potential common shares outstanding for MSUs and PSUs

On June 9, 2017, we entered into an agreement with Sirius XM to sell 480,000 shares of Series A, of which 172,500 shares were issued in the three months ended June 30, 2017. Under the treasury stock method, the Series A will generally have a dilutive impact on earnings per share if our average stock price for the period exceeds approximately $10.50 per share of our common stock, the conversion price of the Series A. For the period from the issuance of the offering through June 30, 2017, the conversion feature of the Series A was anti-dilutive, as our average stock price was less than the conversion price.

On December 9, 2015, we completed an offering of our 1.75% convertible senior notes due 2020. Under the treasury stock method, the Notes will generally have a dilutive impact on earnings per share if our average stock price for the period exceeds approximately $16.42 per share of our common stock, the conversion price of the Notes. For the period from the issuance of the offering of the Notes through June 30, 2017, the conversion feature of the Notes was anti-dilutive, as our average stock price was less than the conversion price.

In connection with the pricing of the Notes, we entered into capped call transactions which increase the effective conversion price of the Notes, and are designed to reduce potential dilution upon conversion of the Notes. Since the beneficial impact of the capped call is anti-dilutive, it is excluded from the calculation of earnings per share. Refer to Note 8 "Debt Instruments" for further details regarding our Notes.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

12.                       Segment Data and Revenue by Geographic Area

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

In June 2017, we entered into an agreement to sell Ticketfly. Refer to Note 6 "Assets Held for Sale" in the Notes to Condensed Consolidated Financial Statements for further details on the Ticketfly disposition.

The following table provides the financial performance of our reportable segments, including a reconciliation of gross profit from segment operations to gross profit from total operations:

	Three months ended June 30,
	2016			2017
	Pandora	Ticketfly	Total	Pandora	Ticketfly	Total
	(in thousands)			(in thousands)
Revenues	$320,251	$22,771	$343,022	$347,104	$29,730	$376,834
Cost of revenues	201,739	15,259	216,998	223,315	20,510	243,825
Gross profit	$118,512	$7,512	$126,024	$123,789	$9,220	$133,009
Operating and other expenses			(202,357)			(408,145)
Net loss			$(76,333)			$(275,136)

	Six months ended June 30,
	2016			2017
	Pandora	Ticketfly	Total	Pandora	Ticketfly	Total
	(in thousands)			(in thousands)
Revenues	$595,291	$45,036	$640,327	$635,290	$57,548	$692,838
Cost of revenues	394,198	29,905	424,103	436,267	39,128	475,395
Gross profit	$201,093	$15,131	$216,224	$199,023	$18,420	$217,443
Operating and other expenses			(407,659)			(624,846)
Net loss			$(191,435)			$(407,403)

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table provides depreciation and amortization costs included in costs of revenues by segment included in the consolidated statements of operations. We did not record depreciation and amortization expense of long-term assets related to the Ticketfly segment in June 2017, subsequent to the date that the related assets qualified as held for sale.

	Three months ended June 30,
	2016			2017
	Pandora	Ticketfly	Total	Pandora	Ticketfly	Total
	(in thousands)			(in thousands)
Depreciation and amortization	$2,432	$1,435	$3,867	$5,763	$951	$6,714

	Six months ended June 30,
	2016			2017
	Pandora	Ticketfly	Total	Pandora	Ticketfly	Total
	(in thousands)			(in thousands)
Depreciation and amortization	$4,578	$2,868	$7,446	$9,110	$2,381	$11,491

Revenue by Geographic Area

The following table sets forth revenue by geographic area:

	Three months ended June 30,		Six months ended June 30,
	2016	2017	2016	2017
	(in thousands)		(in thousands)
Revenue by geographic area
United States	$337,363	$372,807	$630,623	$684,102
International	5,659	4,027	9,704	8,736
Total revenue	$343,022	$376,834	$640,327	$692,838

No individual foreign country represented a material portion of our consolidated revenue during the three and six months ended June 30, 2016 and 2017.

13.                       Restructuring Charges

Reduction in Force

On January 12, 2017, we announced a reduction in force plan affecting approximately 7% of our U.S. employee base, excluding Ticketfly. In the six months ended June 30, 2017, we incurred approximately $6.0 million of cash expenditures, substantially all of which are related to employee severance and benefits costs. In the six months ended June 30, 2017, total reduction in force expenses were $5.6 million, which was lower than cash reduction in force costs due to a credit related to non-cash stock-based compensation expense reversals for unvested equity awards. The reduction in force plan was completed and all amounts were paid in the six months ended June 30, 2017.

Australia and New Zealand Exit Costs

On June 27, 2017, we announced a plan to discontinue business activities in Australia and New Zealand. The related restructuring charges in the three months ended June 30, 2017 relate primarily to a reduction of headcount of approximately 50 employees, which resulted in employee severance and benefits costs, less a credit related to non-cash stock-based compensation expense reversals for unvested equity awards. The dissolution of the Australia and New Zealand business operations is expected to be completed in the three months ended September 30, 2017. We expect to incur additional costs related to the termination of certain advertising agreements and lease agreements and other restructuring charges in the three months ending September 30, 2017. We do not expect these restructuring charges to have a material impact on our financial statements.

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

Overview

Pandora—Internet Radio and On-Demand Music Services

Pandora is the world’s most powerful music discovery platform, offering a personalized experience for each of our listeners wherever and whenever they want to listen to music—whether through earbuds, car speakers or home audio/video equipment. Our vision is to be the definitive source of music discovery and enjoyment for billions of users. Pandora is available as an ad-supported service, a radio subscription service called Pandora Plus and an on-demand subscription service called Pandora Premium. The majority of our listener hours occur on mobile devices, with the majority of our revenue generated from advertising on our ad-supported service on these devices. We offer both local and national advertisers the opportunity to deliver targeted messages to our listeners using a combination of audio, display and video advertisements. We also generate revenue from subscriptions to Pandora Plus and Pandora Premium. Founded by musicians, Pandora also empowers artists with valuable data and tools to help grow their careers and connect with their fans.

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

For the three months ended June 30, 2017, we streamed 5.22 billion hours of radio, and as of June 30, 2017, we had 76.0 million active users during the prior 30-day period and 4.86 million paid subscribers. Since we launched the Pandora service in 2005 our listeners have created over 11 billion stations.

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

The development and launch of Pandora Plus and Pandora Premium have and will continue to require significant engineering effort, as well as other resources. In addition, to support the launch of these services we have entered into direct license agreements with major and independent record labels, some of which include substantial minimum guarantee payments. In order for Pandora Plus and Pandora Premium to be successful, we will need to attract subscribers to these new service offerings. The market for subscription-based music services, including on-demand services, is intensely competitive, and our ability to realize a return on our investments in these new service offerings will depend on our ability to leverage the existing audience of our ad-supported service, our brand awareness and our ability to deliver differentiated subscription services with features and functionality that listeners find attractive. Refer to our discussion of these matters in Item 1A—"Risk Factors".

Ticketing Service

We operate our ticketing service through our subsidiary Ticketfly, a leading live events technology company that provides ticketing and marketing software and services for our clients, which are venues and event promoters, across North America. Ticketfly's ticketing, digital marketing and analytics software helps promoters book talent, sell tickets and drive in-venue revenue, while Ticketfly's consumer tools help fans find and purchase tickets to events. Tickets are primarily sold through the Ticketfly platform but are also sold through other channels such as box offices. In the three months ended June 30, 2017, Ticketfly had approximately 48 thousand live events on sale, for which approximately 4.7 million tickets, excluding box office sales, were sold to approximately 2.0 million unique ticket buyers, which resulted in more than $195.0 million in gross transaction value, excluding box office sales.

Ticketfly's platform provides ticketing and marketing services for venues and event promoters across North America and makes it easy for fans to find and purchase tickets to events, and also gives artists a means to more effectively promote their events. We also connect our listeners to events through promotion on our internet radio service.

In June 2017, we entered into an agreement to sell Ticketfly. Refer to Note 6 "Assets Held for Sale" in the Notes to Condensed Consolidated Financial Statements for further details on the Ticketfly disposition.

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

Convertible Redeemable Preferred Stock

In June 2017, we entered into an agreement with Sirius XM Radio, Inc. ("Sirius XM") to sell 480,000 shares of Series A redeemable convertible preferred stock ("Series A") for $1,000 per share, with gross proceeds of $480.0 million (the "Sirius XM Investment"). The Series A shares will be issued in two rounds: an initial closing of 172,500 shares for $172.5 million that occurred on June 9, 2017 upon signing the agreement with Sirius XM, and an additional closing of 307,500 shares for $307.5 million that is subject to antitrust clearance and other customary closing conditions. We expect the additional closing to occur in the fourth quarter of 2017. In the three and six months ended June 30, 2017, total proceeds to the Company from the initial closing, net of preferred stock issuance costs of $13.9 million, were $158.6 million, exclusive of the termination fee paid to KKR Classic Investors L.P. ("KKR"), and certain related expenses, totaling $23.5 million. Refer to Note 9 "Redeemable Convertible Preferred Stock" in the Notes to Condensed Consolidated Financial Statements for further details on the redeemable convertible preferred stock sale.

Ticketfly Disposition

In June 2017, we entered into an agreement to sell Ticketfly, our ticketing service segment, to Eventbrite, Inc. ("Eventbrite") for an estimated purchase price of $184.5 million, which includes an aggregate purchase price of $200.0 million, less estimated purchase price adjustments of $10.9 million for certain indemnification provisions and costs to sell of $4.6 million. The $200.0 million aggregate purchase price consists of $150.0 million in cash and $50.0 million in the form of a convertible subordinated promissory note (the "Note"), which are payable and issuable at the closing of the transaction. We expect the sale to be completed in the three months ended September 30, 2017. The purchase price is subject to customary adjustments for working capital and certain indemnification provisions. The Note will be due five years from its issuance date (the "Maturity Date") and will accrue interest at a rate of 6.5% per annum, payable quarterly in cash or stock for the first year, and in cash thereafter. Prior to the Maturity Date, the Note is convertible at the Company’s option into shares of Eventbrite’s common stock.

As a result of the purchase agreement, we met the requirements to classify the assets and liabilities of Ticketfly as held for sale in the three months ended June 30, 2017. During the three and six months ended June 30, 2017, we recognized goodwill impairment of $131.7 million for the Ticketfly assets held for sale, which was based on the excess carrying value of goodwill over the fair value of these net assets as implied by the estimated purchase price of $184.5 million. Refer to Note 6 "Assets Held for Sale" in the Notes to Condensed Consolidated Financial Statements for further details on the Ticketfly disposition.

KXMZ Disposition

In June 2017, we entered into an agreement to sell KXMZ, an FM radio station based in Rapid City, South Dakota. As a result of the purchase agreement, we met the requirements to classify the assets and liabilities of KXMZ as held for sale in the three months ended June 30, 2017. This did not result in a material impact to our condensed consolidated financial statements. Refer to Note 6 "Assets Held for Sale" in the Notes to Condensed Consolidated Financial Statements for further details on the KXMZ disposition.

Australia and New Zealand

On June 27, 2017, we announced a plan to discontinue business activities in Australia and New Zealand. The related restructuring charges in the three months ended June 30, 2017 relate primarily to a reduction of headcount of approximately 50 employees, which resulted in employee severance and benefits costs, less a credit related to non-cash stock-based compensation expense reversals for unvested equity awards. The dissolution of the Australia and New Zealand business operations is expected to be completed in the three months ended September 30, 2017. We expect to incur additional costs related to the termination of certain advertising agreements and lease agreements and other restructuring charges in the three months ending September 30, 2017. We do not expect these restructuring charges to have a material impact on our financial statements.

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

If we have not entered into a direct license agreement with the copyright owner of a particular sound recording that is streamed on our services, we stream that sound recording pursuant to a statutory license and pay the applicable rates set by the Copyright Royalty Board on December 16, 2015 (the "Web IV Proceeding"). The rates for non-subscription services, such as our ad-supported service, were set at $0.0017 per play and the rates for subscription services, such as Pandora Plus, were set at $0.0022 per play for the five-year period from 2016 through 2020. Sound recordings streamed under the statutory license and paid at the Web IV Proceeding rates can only be played in radio mode on our services-these sound recordings cannot be played on-demand or offline and are not eligible for replay or additional skips.

Content acquisition costs for musical works are negotiated with and paid to performing rights organizations ("PROs") such as ASCAP, BMI, SESAC and Global Music Rights and directly to publishing companies. Content acquisition costs for the streaming of musical works on our ad-supported service are calculated such that each copyright holder receives its usage-based and ownership-based share of a royalty pool equal to 20% of the content acquisition costs paid by us for sound recordings on our ad-supported service. Content acquisition costs for the streaming of musical works on our subscription services are equal to the rates determined in accordance with the statutory license set forth in 17 U.S.C. §115 ("Section 115").

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

Given the structure of our license agreements for our subscription services, the majority of our content acquisition costs increase as subscription revenue increases and are subject to minimum guarantee payments. As such, our ability to achieve and sustain profitability and operating leverage on our subscription services depends on our ability to increase our revenue through increased paid subscriptions on terms that maintain an adequate gross margin. Refer to our discussion of these matters in Item 1A—"Risk Factors" below.

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

The below table sets forth the detail of the change in paid subscribers in the six months ended June 30, 2017, which includes paid subscribers as of December 31, 2016, net new subscribers during the six months ended June 30, 2017 and paid subscribers as of June 30, 2017.

Subscribers
(in millions)
Paid subscribers as of December 31, 2016	4.39
Net new paid subscribers	0.47
Paid subscribers as of June 30, 2017	4.86

Penetration rate

Penetration rate is defined as paid subscribers divided by total trailing 30-day active users. We track penetration rate as it is an indicator of the relative scale of our subscriber base. Our penetration rate as of June 30, 2017 was 6.4%.

Average revenue per paid subscriber ("ARPU") and average licensing costs per paid subscriber ("LPU")

ARPU is defined as average monthly revenue per paid subscriber on our subscription services. LPU is defined as average monthly content acquisition costs per paid subscriber on our subscription services. We believe ARPU to be the central top-line indicator for evaluating the results of our monetization efforts on our subscription services. We track LPU because it is a key measure of our ability to manage costs for our subscription services. The below table sets forth our ARPU and LPU for our subscription services for the three and six months ended June 30, 2017.

	Three months ended June 30,		Six months ended June 30,
	2016	2017	2016	2017
Subscription ARPU	N/A	$4.82	N/A	$4.79
Subscription LPU	N/A	$3.11	N/A	$3.03

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

The table below sets forth our total listener hours for the three and six months ended June 30, 2016 and 2017.

	Three months ended June 30,		Six months ended June 30,
	2016	2017	2016	2017
Service	(in billions)		(in billions)
Advertising	4.97	4.19	9.82	8.58
Subscription	0.69	1.03	1.36	1.85
Total	5.66	5.22	11.18	10.43

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
The table below sets forth our total active users as of June 30, 2016 and 2017.

	As of June 30,
	2016	2017
	(in millions)
Active users—all services	78.1	76.0
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

Advertising Content Acquisition Costs per Thousand Listener Hours ("ad LPMs")

We track ad LPMs for our non-subscription, ad-supported service across all delivery platforms. Prior to September 15, 2016, ad LPMs were relatively fixed content acquisition costs with scheduled annual rate adjustments, per thousands of listener hours. Subsequent to September 15, 2016, LPMs are our content acquisition costs as calculated either under the rates set by our license agreements with record labels, PROs and music publishers or under the Web IV rates if we have not entered into a license agreement with the copyright owner of a particular sound recording, in each case per thousands of listener hours.

Period-to-period results should not be regarded as precise nor can they be relied upon as indicative of results for future periods. In addition, as our business matures and in response to technological evolutions, we anticipate that the relevant indicators we monitor for evaluating our business may change.
The table below sets forth our RPMs and LPMs for our ad-supported service for the three and six months ended June 30, 2016 and 2017.

	Three months ended June 30,		Six months ended June 30,
	2016	2017	2016	2017
Advertising RPMs	$53.34	$66.15	$49.46	$58.34
Advertising LPMs	$30.65	$35.84	$30.56	$34.61
*The calculation of RPMs does not include revenue generated by Ticketfly or Next Big Sound.

Advertising RPMs
For the three and six months ended June 30, 2017 compared to 2016, the increase in ad RPMs was primarily due to a decrease in advertising listener hours as a result of hours control mechanisms and an increase in the number of ads sold per hour.
Advertising LPMs
For the three and six months ended June 30, 2017 compared to 2016, the increase in ad LPMs was primarily due to rate increases related to our direct license agreements with major and independent labels, distributors, PROs and publishers in comparison to the statutory rates used to calculate our content acquisition costs in the three months ended June 30, 2016.
Basis of Presentation and Results of Operations

The following table presents our results of operations for the periods indicated as a percentage of total revenue. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three months ended June 30,		Six months ended June 30,
	2016	2017	2016	2017
Revenue
Advertising	77%	74%	76%	72%
Subscription and other	16	18	17	19
Ticketing service	7	8	7	8
Total revenue	100	100	100	100
Cost of revenue
Cost of revenue — Content acquisition costs	51	52	54	55
Cost of revenue — Other (1)	7	7	7	8
Cost of revenue — Ticketing service (1)	4	5	5	6
Total cost of revenue	63	65	66	69
Gross profit	37	35	34	31
Operating expenses
Product development (1)	10	11	11	12
Sales and marketing (1)	36	39	38	39
General and administrative (1)	12	15	14	15
Goodwill impairment	—	35	—	19
Contract termination fees	—	6	—	3
Total operating expenses	58	106	62	88
Loss from operations	(21)	(71)	(28)	(57)
Interest expense	(2)	(2)	(2)	(2)
Other income, net	—	—	—	—
Total other expense, net	(2)	(2)	(2)	(2)
Loss before provision for (benefit from) income taxes	(23)	(73)	(30)	(59)
Provision for (benefit from) income taxes	—	—	—	—
Net loss	(22)	(73)	(30)	(59)
Net loss available to common stockholders	(22)%	(77)%	(30)%	(61)%

(1) Includes stock-based compensation as follows:
Cost of revenue - Other	0.5%	0.2%	0.5%	0.2%
Cost of revenue - Ticketing service	—	—	—	—
Product development	2.1	2.5	2.5	2.5
Sales and marketing	4.4	4.0	4.5	4.1
General and administrative	2.5	3.5	3.7	3.0
Note: Amounts may not recalculate due to rounding

Revenue

	Three months ended June 30,			Six months ended June 30,
	2016	2017	$ Change	2016	2017	$ Change
	(in thousands)			(in thousands)
Revenue
Advertising	$265,126	$278,204	$13,078	$485,434	$501,512	$16,078
Subscription and other	55,125	68,900	13,775	109,857	133,778	23,921
Ticketing service	22,771	29,730	6,959	45,036	57,548	12,512
Total revenue	$343,022	$376,834	$33,812	$640,327	$692,838	$52,511

Advertising revenue

We generate advertising revenue primarily from audio, display and video advertising, which is typically sold on a cost-per-thousand impressions, or CPM, basis. Advertising campaigns typically range from one to twelve months, and advertisers generally pay us based on the number of delivered impressions or the satisfaction of other criteria, such as click-through rates. We also have arrangements with advertising agencies under which these agencies sell advertising inventory on our service directly to advertisers. We report revenue under these arrangements net of amounts due to agencies. For the three months ended June 30, 2016 and 2017 and the six months ended June 30, 2016 and 2017, advertising revenue accounted for 77% , 74%, 76% and 72% of our total revenue, respectively. We expect that advertising will comprise a substantial majority of revenue for the foreseeable future.

For the three months ended June 30, 2017 compared to 2016, advertising revenue increased $13.1 million or 5%, primarily due to an approximate 5% increase in the number of ads sold.

For the six months ended June 30, 2017 compared to 2016, advertising revenue increased $16.1 million or 3%, primarily due to an approximate 10% increase in the number of ads sold, offset by an approximate 5% decrease in the average price per ad.

Subscription and other revenue

Subscription and other revenue is generated primarily through the sale of monthly or annual paid subscriptions to Pandora Plus and Pandora Premium. Pandora Plus is a paid, ad-free version of the Pandora service that includes replays, additional skipping, offline listening, higher quality audio on supported devices and longer timeout-free listening. Pandora Premium is a paid, ad-free version of the Pandora service that also offers a unique, on-demand experience, providing users with the ability to search, play and collect songs and albums, build playlists on their own or with the tap of a button and automatically generates playlists based on their listening activity. Subscription revenue is recognized on a straight-line basis over the duration of the subscription period. For the three months ended June 30, 2016 and 2017 and the six months ended June 30, 2016 and 2017, subscription and other revenue accounted for 16%, 18%, 17% and 19% of our total revenue, respectively.

For the three months ended June 30, 2017 compared to 2016, subscription and other revenue increased $13.8 million or 25%, primarily due to an approximate 25% increase in the number of subscribers.

For the six months ended June 30, 2017 compared to 2016, subscription and other revenue increased $23.9 million or 22%, primarily due to an approximate 25% increase in the number of subscribers.

Ticketing service

Ticketing service revenue is generated primarily from service and merchant processing fees generated on ticket sales through the Ticketfly platform. Ticketfly sells tickets to fans for events on behalf of clients and charges a fee per ticket, which generally increases as the face value of the ticket increases, or a percentage of the total convenience charge and order processing fee, for its services at the time the ticket for an event is sold. Ticketing service revenue is recorded net of the face value of the ticket at the time of the sale, as Ticketfly generally acts as the agent in these transactions. For the three months ended June 30, 2016 and 2017 and the six months ended June 30, 2016 and 2017, ticketing service revenue accounted for 7% , 8%, 7% and 8% of our total revenue, respectively. In June 2017, we entered into an agreement to sell Ticketfly. Refer to Note 6 "Assets Held for Sale" in the Notes to Condensed Consolidated Financial Statements for further details on the Ticketfly disposition.

For the three months ended June 30, 2017 compared to 2016, ticketing service revenue increased $7.0 million or 31%, primarily due to an approximate 25% increase in the number of tickets sold, excluding box office sales.

For the six months ended June 30, 2017 compared to 2016, ticketing service revenue increased $12.5 million or 28%, primarily due to an approximate 25% increase in the number of tickets sold, excluding box office sales.

Costs and Expenses

Cost of revenue consists of cost of revenue—content acquisition costs, cost of revenue—other and cost of revenue— ticketing. Our operating expenses consist of product development, sales and marketing, general and administrative costs, goodwill impairment and contract termination fees. Cost of revenue—content acquisition costs are the most significant component of our costs and expenses, followed by employee-related costs, which include stock-based compensation expenses. In any particular period, the timing of additional hires could materially affect our cost of revenue and operating expenses, both in absolute dollars and as a percentage of revenue.

Cost of revenue—Content acquisition costs

	Three months ended June 30,			Six months ended June 30,
	2016	2017	$ Change	2016	2017	$ Change
	(in thousands)			(in thousands)
Cost of revenue—Content acquisition costs	$176,633	$195,875	$19,242	$347,897	$383,295	$35,398

Cost of revenue—content acquisition costs primarily consist of licensing fees paid for streaming music or other content to our listeners.

In the year ended December 31, 2016, we obtained the rights to stream the majority of sound recordings on our service through statutory licenses, with the costs for such licenses determined according to the per play rates set by the Copyright Royalty Board. We obtained the rights to the majority of the musical works streamed on our service through direct licensing agreements with PROs or publishers, with the costs for such licenses based on a percentage of the content acquisition costs we paid for sound recordings.

During the three and six months ended June 30, 2017, the majority of our content acquisition costs were calculated using negotiated rates in direct license agreements with record labels, music publishers and PROs. Depending on the applicable service, our sound recording license agreements generally require us to pay either a per-performance fee based on the number of sound recordings we transmit, a percentage of revenue associated with the service, or a per-subscriber minimum amount, all generally subject to certain discounts. For our ad-supported service, the majority of our content acquisition costs for musical works are based on a percentage of content acquisition costs paid for sound recordings. For our subscription services, content acquisition costs for musical works are determined in accordance with the statutory license set forth in 17 U.S.C. § 115. Certain of our direct license agreements are also subject to minimum guarantee payments, some of which are paid in advance and amortized over the minimum guarantee period. For certain content acquisition arrangements, we accrue for estimated content acquisition costs based on the available facts and circumstances and adjust these estimates as more information becomes available. For additional information, see above in "Factors Affecting Our Business Model—Content Acquisition Costs".

For the three months ended June 30, 2017 compared to 2016, content acquisition costs increased $19.2 million or 11% and content acquisition costs as a percentage of total revenue increased from 51% to 52%, primarily due to rate increases related to our direct license agreements with major and independent labels, distributors, PROs and publishers in comparison to the statutory rates used to calculate our content acquisition costs in the three months ended June 30, 2016.

For the six months ended June 30, 2017 compared to 2016, content acquisition costs increased $35.4 million or 10% and content acquisition costs as a percentage of total revenue increased from 54% to 55%, primarily due to rate increases related to our direct license agreements with major and independent labels, distributors, PROs and publishers in comparison to the statutory rates used to calculate our content acquisition costs in the six months ended June 30, 2016.

Cost of revenue—Other

	Three months ended June 30,			Six months ended June 30,
	2016	2017	$ Change	2016	2017	$ Change
	(in thousands)			(in thousands)
Cost of revenue—Other	$25,106	$27,440	$2,334	$46,301	$52,972	$6,671

Cost of revenue—other consists primarily of ad and music serving costs, employee-related costs, facilities and equipment costs, other costs of ad sales and amortization expense related to acquired intangible assets and internal-use software. In the three and six months ended June 30, 2017 we reallocated headcount from cost of revenue—other to other financial statement line items due to a reorganization of the company as a result of a change in company strategy. Ad and music serving costs consist of content streaming, maintaining our internet radio and on-demand subscription services and creating and serving advertisements through third-party ad servers. We make payments to third-party ad servers for the period the advertising impressions are delivered or click-through actions occur, and accordingly, we record this as a cost of revenue in the related period. Employee-related costs include salaries and benefits associated with supporting music and ad-serving functions. Other costs of ad sales include costs related to music events that are sold as part of certain of our advertising arrangements.

For the three months ended June 30, 2017 compared to 2016, cost of revenue—other increased $2.3 million or 9%, primarily due to a $3.3 million increase in amortization expense of acquired intangible assets and internal-use software and a $1.2 million increase in other costs of ad sales, offset by a $3.4 million decrease in employee-related costs driven by an approximate 40% decrease in average headcount related to the reorganization of the company as a result of a change in company strategy and the reduction in force in the first quarter of 2017.

For the six months ended June 30, 2017 compared to 2016, cost of revenue—other increased $6.7 million or 14%, primarily due to a $4.4 million increase in ad and music serving costs driven by an increase in revenue, a $4.1 million increase in amortization expense of acquired intangible assets and internal-use software and a $3.0 million increase in other costs of ad sales, offset by a $6.1 million decrease in employee-related costs driven by an approximate 35% decrease in average headcount related to the reorganization of the company as a result of a change in company strategy and the reduction in force in the first quarter of 2017.

Cost of revenue—Ticketing service

	Three months ended June 30,			Six months ended June 30,
	2016	2017	$ Change	2016	2017	$ Change
	(in thousands)			(in thousands)
Cost of revenue—Ticketing service	$15,259	$20,510	$5,251	$29,905	$39,128	$9,223

Cost of revenue—ticketing service consists primarily of ticketing revenue share costs, hosting costs, credit card fees and other cost of revenue and intangible amortization expense. The majority of these costs are related to revenue share costs, which consist of fees paid to clients for their share of convenience and order processing fees. Intangible amortization expense is related to amortization of developed technology acquired in connection with the Ticketfly acquisition. In June 2017, we entered into an agreement to sell Ticketfly. Refer to Note 6 "Assets Held for Sale" in the Notes to Condensed Consolidated Financial Statements for further details on the Ticketfly disposition.

For the three months ended June 30, 2017 compared to 2016, cost of revenue—ticketing service increased $5.3 million or 34%, primarily due to a $4.8 million increase in revenue share costs driven by an increase in ticketing service revenue of 31%.

For the six months ended June 30, 2017 compared to 2016, cost of revenue—ticketing service increased $9.2 million or 31%, primarily due to a $7.5 million increase in revenue share costs and an increase of $1.5 million in credit card fees, both of which were driven by an increase in ticketing service revenue of 28%.

Gross margin

	Three months ended June 30,			Six months ended June 30,
	2016	2017	$ Change	2016	2017	$ Change
	(in thousands)			(in thousands)
Gross profit
Total revenue	$343,022	$376,834	$33,812	$640,327	$692,838	$52,511
Total cost of revenue	216,998	243,825	26,827	424,103	475,395	51,292
Gross profit	$126,024	$133,009	$6,985	$216,224	$217,443	$1,219
Gross margin	37%	35%		34%	31%

For the three months ended June 30, 2017 compared to 2016, gross margin decreased from 37% to 35% as the growth in cost of revenue—content acquisition costs outpaced the growth in revenue due to rate increases related to our direct license agreements with major and independent labels, distributors, PROs and publishers in comparison to the statutory rates used to calculate our content acquisition costs in the three months ended June 30, 2016.

For the six months ended June 30, 2017 compared to 2016, gross margin decreased from 34% to 31% as the growth in cost of revenue—content acquisition costs outpaced the growth in revenue due to rate increases related to our direct license agreements with major and independent labels, distributors, PROs and publishers in comparison to the statutory rates used to calculate our content acquisition costs in the six months ended June 30, 2016.

Product development

	Three months ended June 30,			Six months ended June 30,
	2016	2017	$ Change	2016	2017	$ Change
	(in thousands)			(in thousands)
Product development	$33,560	$41,233	$7,673	$69,171	$80,821	$11,650

Product development consists primarily of employee-related costs, including salaries and benefits related to employees in software engineering, music analysis and product management departments, facilities and equipment costs, information technology, costs associated with supporting consumer connected-device manufacturers in implementing our service in their products and amortization expense related to acquired intangible assets. We incur product development expenses primarily for improvements to our website and the Pandora app, development of new services and enhancement of existing services, development of new advertising products and development and enhancement of our personalized playlisting system. We have generally expensed product development as incurred. These amounts are offset by costs that we capitalize to develop software for internal use. Certain website development and internal use software development costs are capitalized when specific criteria are met. In such cases, the capitalized amounts are amortized over the useful life of the related application once the application is placed in service.

For the three months ended June 30, 2017 compared to 2016, product development expenses increased by $7.7 million or 23%, primarily due to a $4.5 million increase in employee-related costs driven by an approximate 10% increase in average headcount and a $3.0 million decrease in capitalized personnel costs driven by the launch of Pandora Premium.

For the six months ended June 30, 2017 compared to 2016, product development expenses increased by $11.7 million or 17%, primarily due to a $7.3 million increase in employee-related costs driven by an approximate 10% increase in average headcount and a $2.8 million decrease in capitalized personnel costs driven by the launch of Pandora Premium.

Sales and marketing

	Three months ended June 30,			Six months ended June 30,
	2016	2017	$ Change	2016	2017	$ Change
	(in thousands)			(in thousands)
Sales and marketing	$123,589	$145,891	$22,302	$241,022	$270,993	$29,971

Sales and marketing consists primarily of employee-related costs, including salaries, commissions and benefits related to employees in sales, sales support, marketing, advertising and music makers group departments, and facilities and equipment costs. In addition, sales and marketing expenses include transaction processing commissions on subscription purchases through mobile app stores, external sales and marketing expenses such as brand marketing, advertising, customer acquisition, direct response and search engine marketing costs, public relations expenses, costs related to music events, agency platform and media measurement expenses and amortization expense related to acquired intangible assets.

For the three months ended June 30, 2017 compared to 2016, sales and marketing expenses increased $22.3 million or 18%, primarily due to a $17.4 million increase in brand marketing, advertising, customer acquisition, direct response and search engine marketing costs driven by our advertising campaigns launched in the same period, as well as a $2.7 million increase in employee-related costs primarily due to severance costs incurred in connection with the dissolution of the Australia and New Zealand business operations.

For the six months ended June 30, 2017 compared to 2016, sales and marketing expenses increased $30.0 million or 12%, primarily due to a $17.0 million increase in brand marketing, advertising, customer acquisition, direct response and search engine marketing costs driven by our advertising campaigns launched in the six months ended June 30, 2017. Additionally, employee-related costs increased $8.3 million primarily due to severance costs incurred in connection with the reduction in force in the first quarter of 2017 and the dissolution of the Australia and New Zealand business operations. The increase in sales and marketing expenses was also due to a $4.3 million increase in facilities and equipment costs driven by an increase in depreciation expense for leasehold improvements.

General and administrative

	Three months ended June 30,			Six months ended June 30,
	2016	2017	$ Change	2016	2017	$ Change
	(in thousands)			(in thousands)
General and administrative	$40,760	$57,954	$17,194	$87,284	$102,479	$15,195

General and administrative consists primarily of employee-related costs, including salaries, benefits and severance expense for finance, accounting, legal, internal information technology and other administrative personnel, and facilities and equipment costs. In addition, general and administrative expenses include legal expenses, professional services costs for outside accounting and other services, credit card fees and sales and other tax expense.

For the three months ended June 30, 2017 compared to 2016, general and administrative expenses increased $17.2 million or 42%, primarily due to an increase of $7.4 million in bad debt expense primarily related to our ticketing service, a $3.8 million increase in legal fees primarily related to the rate-setting proceedings under Section 115 and a $3.4 million increase in employee-related costs driven by $6.3 million in executive severance costs, offset by a 5% decrease in average headcount as a result of the reduction in force in the first quarter of 2017.

For the six months ended June 30, 2017 compared to 2016, general and administrative expenses increased $15.2 million or 17%, primarily due to an $8.1 million increase in legal fees primarily related to the rate-setting proceedings under Section 115 and an increase of $8.0 million in bad debt expense primarily related to our ticketing service, offset by a $4.5 million decrease in employee-related costs primarily driven by a decrease in executive severance costs.

Goodwill impairment

	Three months ended June 30,			Six months ended June 30,
	2016	2017	$ Change	2016	2017	$ Change
	(in thousands)			(in thousands)
Goodwill impairment	—	131,997	131,997	—	131,997	131,997

For the three and six months ended June 30, 2017, goodwill impairment was $132.0 million and consisted primarily of $131.7 million of impairment expense related to the write down of Ticketfly goodwill which was based on the fair value of Ticketfly's net assets as implied by the estimated purchase price of $184.5 million, which includes an aggregate purchase price of $200.0 million, less estimated purchase price adjustments of $10.9 million for certain indemnification provisions and costs to sell of $4.6 million. Refer to Note 6 "Assets Held for Sale" and Note 7 "Goodwill and Intangible Assets" in the Notes to Condensed Consolidated Financial Statements for further information on the goodwill impairment.

Contract termination fee

	Three months ended June 30,			Six months ended June 30,
	2016	2017	$ Change	2016	2017	$ Change
	(in thousands)			(in thousands)
Contract termination fee	—	23,467	23,467	—	23,467	23,467

For the three and six months ended June 30, 2017, contract termination fees were $23.5 million and consisted of fees related to the termination of the contractual commitment with KKR. In May 2017, we entered into an agreement to sell redeemable convertible preferred stock to KKR. In conjunction with the Series A, we terminated the contractual commitment to sell redeemable convertible preferred stock to KKR, which resulted in contract termination fees, including the related legal and professional fees of $23.5 million in June 2017.

Interest expense

Interest expense in the three and six months ended June 30, 2017 consists primarily of interest expense on our 1.75% Convertible Senior Notes due 2020 and interest on our credit facility. Refer to Note 8 "Debt Instruments" in the Notes to Condensed Consolidated Financial Statements for further details on our Notes and credit facility.

Benefit from (provision for) income taxes

We have historically been subject to income taxes in the United States and various foreign jurisdictions. As we expand our operations to other foreign locations, we become subject to taxation based on the applicable foreign statutory rates and our effective tax rate could fluctuate accordingly.

Our benefit from (provision for) income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted statutory income tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements and as of June 30, 2017 we had no such arrangements.

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

Ticketing Service

Ticketfly's results reflect the effects of seasonality related to the timing of events. Tickets for festivals, which constitute a significant portion of Ticketfly's business, typically go on sale during the first half of the year. As such, the Ticketfly business has historically experienced an increase in revenue in the first half of each year relative to the fourth quarter of the prior year. In June 2017, we entered into an agreement to sell Ticketfly. Refer to Note 6 "Assets Held for Sale" in the Notes to Condensed Consolidated Financial Statements for further details on the Ticketfly disposition.

Liquidity and Capital Resources

As of June 30, 2017, we had cash, cash equivalents and investments totaling $227.6 million, which primarily consisted of cash and money market funds held at major financial institutions and investment-grade corporate debt securities.

Our principal uses of cash during the three and six months ended June 30, 2017 were funding our operations, as described below, and capital expenditures.

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

As of June 30, 2017, we had $1.2 million in letters of credit outstanding and $28.8 million of available borrowing capacity under the credit facility. We are in compliance with all financial covenants associated with the credit facility as of June 30, 2017.

1.75% Convertible Senior Notes Due 2020

On December 9, 2015, we completed an unregistered Rule 144A offering of $345.0 million aggregate principal amount of our 1.75% Convertible Senior Notes due 2020. The net proceeds from the sale of the Notes were approximately $336.5 million, after deducting the initial purchaser’s fees and other estimated expenses. We used approximately $43.2 million of the net proceeds to pay the cost of the capped call transactions. Refer to Note 8 "Debt Instruments" in the Notes to Condensed Consolidated Financial Statements for further details on our Notes.

Redeemable Convertible Preferred Stock

In June 2017, we entered into an agreement with Sirius XM Radio, Inc. ("Sirius XM") to sell 480,000 shares of Series A redeemable convertible preferred stock ("Series A") for $1,000 per share, with gross proceeds of $480.0 million (the "Sirius

XM Investment"). The Series A shares will be issued in two rounds: an initial closing of 172,500 shares for $172.5 million that occurred on June 9, 2017 upon signing the agreement with Sirius XM, and an additional closing of 307,500 shares for $307.5 million that is subject to antitrust clearance and other customary closing conditions. We expect the additional closing to occur in the fourth quarter of 2017. In the three and six months ended June 30, 2017, total proceeds to the Company from the initial closing, net of preferred stock issuance costs of $13.9 million, were $158.6 million, exclusive of the termination fee paid to KKR, and certain related expenses, totaling $23.5 million. Refer to Note 9 "Redeemable Convertible Preferred Stock" in the Notes to Condensed Consolidated Financial Statements for further details on the redeemable convertible preferred stock sale.

Capital Expenditures

Consistent with previous periods, future capital expenditures will primarily focus on acquiring additional hosting and general corporate infrastructure. Our access to capital is adequate to meet our anticipated capital expenditures for our current plans.

Historical Trends

The following table summarizes our cash flow data for the six months ended June 30, 2016 and 2017.

	Six months ended June 30,
	2016	2017
	(in thousands)
Net cash used in operating activities	$(58,578)	$(139,428)
Net cash (used in) provided by investing activities	(40,384)	5,197
Net cash provided by financing activities	2,917	169,159

Operating activities

In the six months ended June 30, 2017, net cash used in operating activities was $139.4 million and primarily consisted of our net loss of $407.4 million, which was partially offset by non-cash charges of $254.7 million, primarily related to $132.0 million in goodwill impairment, $68.2 million in stock-based compensation expense and $35.1 million in depreciation and amortization expense. Net cash used in operating activities also included a decrease in accrued compensation of $13.2 million and an increase in prepaid and other current assets of $11.7 million, offset by an increase in accounts payable, accrued and other current liabilities of $15.1 million and a decrease in accounts receivable of $12.6 million. Net cash used in operating activities increased by $80.9 million from the six months ended June 30, 2016, primarily due to an increase in our net loss of $216.0 million, offset by an increase in goodwill impairment of $132.0 million.

Investing activities

In the six months ended June 30, 2017, net cash provided by investing activities was $5.2 million and included $25.3 million in proceeds from maturities of investments, offset by $10.9 million of capital expenditures for internal-use software and $8.5 million of capital expenditures for leasehold improvements and server equipment. Net cash provided by investing activities increased by $45.6 million from the six months ended June 30, 2016, primarily due to a decrease in capital expenditures for leasehold improvements and server equipment of $26.0 million and a decrease in purchases of investments of $11.1 million.

Financing activities

In the six months ended June 30, 2017, net cash provided by financing activities was $169.2 million and included $172.5 million in proceeds from the issuance of redeemable convertible preferred stock and $6.1 million in proceeds from our employee stock purchase plan, offset by $12.6 million in cash paid for issuance costs. Net cash provided by financing activities increased $166.2 million from the six months ended June 30, 2016 primarily due to an increase in proceeds from the issuance of redeemable convertible preferred stock of $172.5 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our interim Chief Executive Officer, who is also our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on this evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our interim Chief Executive Officer, who is also our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

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

As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 5, Commitments and Contingencies", certain of our music license agreements contain minimum guarantees and require that we make upfront minimum guarantee payments. As of June 30, 2017, we have future minimum guarantee commitments of $617.2 million. Such minimum guarantees related to our content acquisition costs are not tied to our number of subscribers, active users or the number of sound recordings used on our services. As such, our ability to achieve and sustain profitability and operating leverage on our services depends on our ability to increase our revenue through increased paid subscriptions and advertising sales on terms that maintain an adequate gross margin. Given the multiple-year duration and largely fixed cost nature of these minimum guarantees, if subscriber acquisition and retention or advertising sales do not meet our expectations, our margins may be materially and adversely affected. To the extent subscriber and subscription revenue growth or advertising sales do not meet our expectations, our liquidity and results of operations could also be adversely affected as a result of such minimum guarantees. In addition, the long-term and fixed cost nature of these minimum guarantees may limit our flexibility in planning for, or reacting to, changes in our business and the market segments in which we operate.

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

Our direct licenses with thousands of music publishers provide that the content acquisition payments for the so-called "reproduction rights" or "mechanical rights"-which are implicated in the interactive features that we introduced on September 15, 2016 to our Pandora Plus service, as well as in the operation of Pandora Premium-are determined in accordance with the rate formula set by the Copyright Royalty Board for the compulsory license made available by Section 115 of the Copyright Act. Further, these rates are also applicable to our use of musical works for which we do not have a direct license with the copyright owners. The current rate structure for the Section 115 compulsory license expires at the end of 2017. The Copyright Royalty Board has commenced proceedings to set the rates for the Section 115 compulsory license for calendar years 2018 to 2022 (the "Phonorecords III Proceedings"), and we are a participant in the Phonorecords III Proceedings. The trial under the Phonorecords III Proceedings commenced in March 2017 and concluded in April 2017. A decision is expected by the end of 2017. The rates established by the Copyright Royalty Board in the Phonorecords III Proceedings may be higher, lower or the same as the rates currently in effect. If the Phonorecords III Proceedings yield rates that exceed the rates that are currently in place, our content acquisition costs may significantly increase, which could materially harm our financial condition and hinder our ability to provide interactive features in our services, or cause one or more of our subscription services to not be economically viable.

If we are unsuccessful at operating Pandora Premium, our on-demand subscription offering, our business may be adversely affected.

Our acquisition of certain assets of Rdio in December 2015 was intended to facilitate our launch of new subscription offerings that provide additional functionality, including our Pandora Plus service, launched in September 2016, and Pandora Premium, our on-demand subscription offering that launched in March 2017. In addition to the cost of the Rdio assets, the development and launch of such additional service offerings has required and will continue to require significant engineering as well as marketing and other resources. In addition, to support the launch of these services we have entered into direct license agreements with the major record labels, which agreements entail substantial minimum guaranteed content acquisition cost payments by us. There is no assurance that we will be able to successfully operate Pandora Premium, or obtain and maintain the content license rights to enable the continued offering of Pandora Plus and Pandora Premium. Further, in a number of cases, the rates for content acquisition costs payable under certain of our direct license agreements with record labels are significantly affected by the number of subscribers we are able to attract and retain to our subscription services, including Pandora Premium. If we fail to successfully operate Pandora Plus and/or Pandora Premium, or if we are not able to attract sufficient paying subscribers to those services, we will not realize the benefits of the Rdio asset acquisition or the substantial investment made in the development of such additional product offerings.

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

Many of our competitors may leverage their existing infrastructure, brand recognition and content collections to augment their services by offering competing internet radio features within a more comprehensive digital music streaming service. We face increasing competition for listeners from a growing variety of music services that deliver music content through mobile phones and other wireless devices. Our direct competitors in the internet radio segment include iHeart Radio, LastFM and other companies in the traditional broadcast and internet radio market. We also directly compete with the non-interactive, internet radio offerings from providers such as Spotify, Apple Music, Tidal, Google Play Music and Slacker, and we compete more broadly with on-demand music streaming services such as Spotify, Apple Music, YouTube, SoundCloud, Google Play Music, Amazon Prime, Napster, and Deezer.

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

We believe that companies with a combination of financial resources, technical expertise and digital media experience also pose a significant threat. For example, Apple, Amazon and Google operate competing services. These and other competitors may devote greater resources than we have available, have a more accelerated time frame for deployment, be willing to absorb significant costs to acquire customers through free trials or other initiatives, operate their music services at a loss in order to drive their other profitable businesses, and leverage their existing user base and proprietary technologies to provide products and services that our listeners and advertisers may view as superior or more cost effective. Our current and future competitors may have more well established brand recognition, more established relationships with music content companies and consumer product manufacturers, greater financial, technical and other resources, more sophisticated technologies or more experience in the markets, both domestic and international, in which we compete.

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

We currently operate the Pandora service in the United States, and in June 2017 we announced a plan to discontinue business activities in Australia and New Zealand, where we previously operated the Pandora service. In order to launch any interactive or non-interactive music streaming service anywhere else in the world, we will need to negotiate and execute license agreements with the necessary rights holders. We may not be able to obtain all of the necessary rights to expand our service offerings on commercially viable terms, or at all. If we are not able to obtain the necessary licenses on commercially viable terms, then we will not be able to expand our service internationally, and our growth could suffer materially. This could adversely affect our business, financial condition and results of operations.

We face many risks associated with our long-term plan to further expand our operations outside of the United States, including difficulties obtaining rights to music and other content on favorable terms.

Expanding our operations into international markets is an element of our long-term strategy. However, offering our services outside of the United States involves numerous risks and challenges. For example, we recently discontinued business activities in Australia and New Zealand, where we had provided our service since June 2012. Most importantly, there is no statutory licensing regime for digital streaming of music content available outside of the United States, and direct licenses from music rights organizations and other content owners may not be available on commercially viable terms. Addressing content-licensing and other business issues in foreign jurisdictions may require a significant investments of time, capital and other resources by us, and there can be no assurance that we would succeed or achieve any return on these investments.

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

We have engaged and may in the future engage in the acquisition or disposition of other companies, technologies and businesses, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.

We have recently acquired and may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our service, enhance our technical capabilities or otherwise offer growth opportunities. For example, in 2015, we acquired Next Big Sound, Ticketfly and certain assets of Rdio. These acquisitions, and our pursuit of future potential acquisitions, may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. In addition, we have limited experience acquiring and integrating other businesses. We may be unsuccessful in integrating our acquired businesses or any additional business we may acquire in the future or may not otherwise realize anticipated benefits of past or future acquisitions.

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

In addition, we recently concluded that operating Ticketfly is no longer part of our strategy, and as such agreed to sell Ticketfly to a third party. The sale price in this disposition of Ticketfly is substantially less that we paid to acquire Ticketfly in 2015. This disposition has also required, and continues to require, significant attention by our management and board of directors, and has caused us to incur significant expenses related to the sale. While we anticipate entering into a commercial arrangement with the purchaser that will afford us some of the benefits we had sought to obtain when we purchased Ticketfly, we may not realize the expected benefits of this commercial agreement. Further, we will be subject to potential liability for indemnities we have agreed to in the sale agreement.

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

Maintaining and enhancing the "Pandora" and "Next Big Sound" brands is critical to expanding our base of listeners, advertisers, venue partners, concertgoers, content owners and other partners. Maintaining and enhancing our brands will depend largely on our ability to continue to develop and provide an innovative and high quality experience for our listeners and concertgoers and attract advertisers, content owners, venue partners and automobile, mobile device and other consumer electronic product manufacturers to work with us, which we may not do successfully.

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

Regulatory and consumer agencies have increasingly focused on distraction to drivers that may be associated with use of mobile and other devices in motor vehicles. In 2010, the U.S. Department of Transportation identified driver distraction as a top priority, and in April 2013, the National Highway Traffic Safety Administration (the "NHTSA") released voluntary Phase 1 Driver Distraction Guidelines for visual-manual devices not related to the driving task that are integrated into motor vehicles. In November 2016, NHTSA released its proposed voluntary Phase 2 Driver Distraction Guidelines for portable and aftermarket devices that may be used in motor vehicles, which include recommendations such as automatic mobile device pairing with motor vehicle entertainment systems and lock-outs of mobile devices while being used by the driver of a motor vehicle. If NHTSA or other agencies implemented regulatory restrictions and took enforcement action related to how drivers and passengers in motor vehicles may engage with devices on which our service is broadcast, such restrictions or enforcement actions could inhibit our ability to increase listener hours and generate ad revenue, which would harm our operating results. In addition, concerns over driver distraction due to use of mobile and other electronic devices used to access our service in motor vehicles could result in product liability or personal injury litigation and negative publicity.

Federal, state and industry regulations as well as self-regulatory programs related to privacy and data security pose the threat of lawsuits and other liability, require us to expend significant resources for compliance, and may hinder our ability and our advertisers’ ability to deliver certain types of advertising.

We collect and utilize demographic and other information from and about our listeners and artists as they interact with our service, including information which could fall under a definition of "personally identifiable information" under various state and federal laws. For example, to register for a Pandora account, our listeners self-report the following information: birth year, gender, zip code and e-mail address. Listeners must also provide their credit card or debit card numbers and other billing information if they choose to take advantage of additional service offerings, such as Pandora Plus. We also may collect location information from listeners who have enabled this feature on their mobile or other devices, information listeners provide on their profile page or in using other community or social networking features that are part of our service, or information listeners provide when they participate in polls or contests or sign up to receive e-mail newsletters. Further, we and third parties use tracking technologies, including "cookies" and related technologies, to help us manage and track our listeners’ interactions with our service and deliver relevant advertising. We also collect information from and track artists’ activity on our Pandora Artist Marketing Platform. Third parties may, either without our knowledge or consent, or in violation of contractual prohibitions, obtain, transmit or utilize our listeners’ or artists’ personally identifiable information, or data associated with particular users, devices or artists.

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

If we are unable to maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

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

While we have determined that our internal control over financial reporting was effective as of June 30, 2017, as indicated in "Controls and Procedures—Evaluation of Disclosure Controls and Procedures", we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at year-end, we will be unable to assert that such internal control is effective at year-end. If we are unable to assert that our internal control over financial reporting is effective at year-end, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our business and the price of our common stock.

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If capital is not available to us, our business, operating results and financial condition may be harmed.

We recently entered into that certain Investment Agreement dated as of June 9, 2017 (the “Investment Agreement”) with Sirius XM Radio Inc. (“Sirius”) under which we expect to raise approximately $480 million in exchange for the issuance of our Series A redeemable convertible preferred stock, and that certain Membership Interest Purchase Agreement dated as of June 9, 2017 (the “Ticketfly Purchase Agreement”) with Eventbrite, Inc. (“Eventbrite”) for the sale of our Ticketfly subsidiary for $150 million in cash, plus a $50 million convertible subordinated promissory note. Both transactions are subject to closing conditions that are not fully within our control, including clearance under the Hart-Scott Rodino Antitrust Improvements Act of 1976. If either or both of these transactions is substantially delayed or fails to close, we would require additional capital to operate or expand our business. In addition, some of our current or future strategic initiatives may require substantial additional capital resources before they begin to generate revenue. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. For example, our current credit facility contains restrictive covenants relating to our capital raising activities and other financial and operational matters, and any debt financing secured by us in the future could involve further restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, volatility in the credit markets may have an adverse effect on our ability to obtain debt financing. If we do not have funds available to enhance the Pandora service, maintain the competitiveness of our technology and pursue business opportunities, we may not be able to service our existing listeners, acquire new listeners or attract or retain advertising customers, each of which could inhibit the implementation of our business plan and materially harm our operating results.

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

We have registered "Pandora," "Music Genome Project", "Next Big Sound" and other marks as trademarks in the United States and other countries. Nevertheless, competitors may adopt service names similar to ours, or purchase confusingly similar terms as keywords in internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly leading to confusion among our listeners or advertising customers. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term Pandora or our other trademarks. Any claims or customer confusion related to our trademarks could damage our reputation and brand and substantially harm our business and operating results.

We currently own the www.pandora.com internet domain name and various other domain names related to our business. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies continue to establish additional top-level domains, appoint additional domain name registrars and modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize our brand names in the United States or other countries in which we may conduct business in the future. If we lose or fail to acquire the right to use any domain name relevant to our current or future business in the United States or other countries, we may incur significant additional expense.

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

At December 31, 2016, we had federal net operating loss carryforwards of approximately $818.5 million and tax credit carryforwards of approximately $14.8 million. At December 31, 2016, we had state net operating loss carryforwards of approximately $552.2 million and tax credit carryforwards of approximately of $21.5 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, ("the Code"), if a corporation undergoes an "ownership change," the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an "ownership change" will occur if there is a cumulative change in our ownership by "5-percent stockholders" that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. As a result of prior equity issuances and other transactions in our stock, we have previously experienced "ownership changes" under section 382 of the Code and comparable state tax laws. We may also experience ownership changes in the future as a result of other future transactions in our stock. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards or other pre-change tax attributes to offset United States federal and state taxable income may be subject to limitations.

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

 Our Ticketfly business may be subject to sales tax and other taxes, which we will remain liable for even if the pending transaction to sell Ticketfly is completed.

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

If the pending transaction to sell Ticketfly to Eventbrite pursuant to the Ticketfly Purchase Agreement is completed, we will remain obligated to indemnify Eventbrite for any taxes, including indirect taxes, owed with respect to any period ending on or before the closing date of the sale of Ticketfly to Eventbrite (including any period prior to our acquisition of Ticketfly). As described above, such indirect taxes for which we are required to indemnify Eventbrite could be material.

The issuance of shares of our Series A redeemable convertible preferred stock to Sirius dilutes the ownership of holders of our common stock and may adversely affect the market price of our common stock.

The Sirius Investment Agreement provides that (i) 172,500 shares of Series A Preferred Stock would be issued and sold to Sirius on June 9, 2017 (the “Initial Closing”) and (ii) the remaining 307,500 shares will be issued and sold to Sirius at a future date (the “Additional Closing”), subject to the satisfaction of certain customary closing conditions.

The Initial Closing occurred on June 9, 2017, whereby Sirius paid to the Company $172.5 million in exchange for 172,500 shares of Series A redeemable convertible preferred stock. As of May 5, 2017, these shares represented approximately 6% of our outstanding common stock, on an as-converted basis. Holders of Series A redeemable convertible preferred stock are entitled to a cumulative dividend at the rate of 6.0% per annum, payable quarterly in arrears. Beginning on the Additional Closing date (or if the Sirius Investment Agreement is terminated prior to the Additional Closing, the date of such termination), the Series A redeemable convertible preferred stock is convertible at the option of the holders at any time into shares of common stock at an initial conversion price of $10.50 per share of common stock and an initial conversion rate of 95.2381 shares of common stock per share of Series A redeemable convertible preferred stock, subject to certain customary anti-dilution adjustments. Any conversion of Series A redeemable convertible preferred stock may be settled by the Company, at our option, in shares of common stock, cash or any combination thereof. However, subject to explicit stockholder approval, the Series A redeemable convertible preferred stock may not be converted into more than 19.99% of our outstanding common stock.

The conversion of the Series A redeemable convertible preferred stock to common stock would dilute the ownership interest of existing holders of our common stock. Furthermore, any sales in the public market of the common stock issuable upon conversion of the Series A redeemable convertible preferred stock could adversely affect prevailing market prices of our common stock. We granted Sirius customary registration rights in respect of their shares of Series A redeemable convertible preferred stock and any shares of common stock issued upon conversion of the Series A redeemable convertible preferred stock. These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales by Sirius of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

The issuance of shares of our Series A redeemable convertible preferred stock to Sirius reduces the relative voting power of holders of our common stock. Sirius may also exercise influence over us, including through its ability to designate and the ability of the Series A redeemable convertible preferred stockholders to elect up to three members of our Board of Directors.

As of the Initial Closing, the terms of the Sirius Investment Agreement and of the Series A redeemable convertible preferred stock grant Sirius consent rights with respect to certain actions by us, including:

•	amending our organizational documents in a manner that would have an adverse effect on the Series A redeemable convertible preferred stock;

•
issuing any capital stock, or any options or other rights convertible into capital stock, other than those issued or granted in the ordinary course of business under the terms of the Company’s employee benefit plans;

•
redeeming or repurchasing any shares of our outstanding capital stock (or rights to acquire our capital stock), other than pursuant to cashless exercise of stock options and certain other exceptions; and

•	establishing a record date for, declaring or paying any dividend on our capital stock (or making any other distributions or setting aside payment for any distributions).

With respect to voting rights, beginning on the date of the Additional Closing, Sirius, as holder of our Series A Preferred Stock, is entitled to vote, on an as-converted basis (up to a maximum of 19.99% of the common stock outstanding, unless stockholder approval has been received), together with holders of our common stock on all matters submitted to a stockholder vote. This effectively reduces the relative voting power of the holders of our common stock. The Investment Agreement also imposes a number of affirmative and negative covenants on us. As a result, upon the Additional Closing, Sirius will have the ability, through its voting power, to influence the outcome of any matter submitted for the vote of the holders of our common stock. Sirius may have interests that diverge from, or even conflict with, those of our other stockholders.

In addition, beginning on the Additional Closing date, unless Sirius and its affiliates fail to beneficially own at least 50% of the shares of Series A redeemable convertible preferred stock (or shares of common stock issued upon conversion thereof), Sirius will have the right to designate three directors to serve on our Board. A Sirius director must also be designated as Chairman of the Board. However, on the second anniversary of the Additional Closing, or upon Sirius and its affiliates beneficially owning less than 75% of the shares of Series A redeemable convertible preferred stock (or shares of common stock issued upon conversion of Series A redeemable convertible preferred stock), Sirius will have the right to designate only two directors for election to the Board. The directors designated by Sirius are entitled to serve on committees of our Board, subject to applicable law and stock exchange rules. Notwithstanding the fact that all directors will be subject to fiduciary duties to us and to applicable law, the interests of the directors designated by Sirius may differ from the interests of our security holders as a whole or of our other directors.

Our Series A redeemable convertible preferred stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could adversely affect our liquidity and financial condition, may result in the interests of Sirius differing from those of our common stockholders and could delay or prevent an attempt to take over our Company.

Sirius, as the holder of our Series A redeemable convertible preferred stock, has the right to receive a liquidation preference entitling it to be paid out of our assets available for distribution to stockholders before any payment may be made to holders of our common stock, an amount equal to the sum of (a) $1,000 per share liquidation preference and (ii) all accrued dividends as of the date of the liquidation.

In addition, dividends on the Series A redeemable convertible preferred stock accrue and are cumulative at the rate of 6.0% per annum, payable quarterly in arrears. As long as the Series A redeemable convertible preferred stock dividends are in arrears, we may not declare any dividend or make any distributions relating to common stock or redeem any common stock, subject to certain exceptions (including redemptions pursuant to employment contracts and benefit plans).

Sirius, as the holder of our Series A Preferred Stock also has certain redemption rights or put rights, including the right to require us to repurchase all or any portion of the Series A Preferred Stock on and immediately following five years after the Additional Closing (or if the Additional Closing does not occur, five years after the Initial Closing). As holder of the Series A Preferred Stock, Sirius also has the right, subject to certain exceptions, to require us to repurchase all or any portion of the Series A Preferred Stock upon certain change of control events at the greater of (a) 100% of the liquidation preference thereof plus all accrued dividends unpaid through the fifth anniversary of the Initial Closing and (b) the consideration Sirius would have received if it had converted its shares of Series A Preferred Stock into common stock immediately prior to the change of control event (disregarding the 19.99% limit).

These dividend and share repurchase obligations could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to Sirius, as the holder of our Series A Preferred Stock, could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. In certain circumstances, the conversion of Series A Preferred Stock may settle in common stock instead of cash and if such settlement occurs, it would be dilutive to our common stock. The preferential rights could also result in divergent interests between Sirius and holders of our common stock. Furthermore, as a sale of our Company will likely require us to repurchase Series A Preferred Stock as a change of control event, this obligation could have the effect of delaying or preventing a sale of our Company that may otherwise be beneficial to our stockholders.

If the Additional Closing does not occur, we may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If capital is not available to us, our business, operating results and financial condition may be harmed.

As we have adopted a strategy to invest in our operations in advance of, and to drive, future revenue growth, if the Additional Closing of the Sirius Transaction fails to occur, we may require additional capital to operate or expand our business. In addition, some of our current or future strategic initiatives, or our expansion into international markets, may require substantial additional capital resources before they begin to generate revenue. Furthermore, if the Sirius Transaction does not close and/or we fail to close the sale of Ticketfly, our cash resources would be significantly less than we have currently planned. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Any debt financing secured by us in the future could involve further restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, volatility in the credit markets may have an adverse effect on our ability to obtain debt financing. If we do not have funds available to enhance our services, maintain the competitiveness of our technology and pursue business opportunities, we may not be able to service our existing listeners, acquire new listeners or attract or retain advertising customers, each of which could inhibit the implementation of our business strategy and materially harm our operating results.

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

In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. See Note 8, "Debt Instruments." If one or more holders elect to convert their Notes, we may elect to satisfy our conversion obligation in whole or in part through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

The trading price of our common stock has been and is likely to continue to be volatile. In addition to the risk factors described in this section, and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016, additional factors that may cause the price of our common stock to fluctuate include, but are not limited to:

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

Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of the Company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:

•
a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors (although the board of directors has recommended that the stockholders approve an amendment to the Company’s Amended and Restated Certificate of Incorporation at the 2017 annual meeting of stockholders to eliminate the classification of the board of directors);

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

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-172215	3.1	4/4/2011
3.02	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	001-35198	3.02	7/26/2016
3.03	Amended and Restated Bylaws	S-1/A	333-172215	3.2	4/4/2011
3.04	Certificate of Amendment to the Amended and Restated Bylaws	10-Q	001-35198	3.04	7/26/2016
3.05	Certificate of Amendment to the Amended and Restated Bylaws	8-K	001-35198	3.1	3/2/2017
3.06	Certificate of Amendment to the Amended and Restated Bylaws	8-K	001-35198	3.1	3/16/2017
3.07	Certificate of Amendment to the Amended and Restated Bylaws	8-K	001-35198	3.1	3/30/2017
3.08	Certificate of Amendment to the Amended and Restated Bylaws	8-K	001-35198	3.1	4/14/2017
3.09	Certificate of Amendment to the Amended and Restated Bylaws	8-K	001-35198	3.1	4/27/2017
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	001-35198	3.1	6/14/2017
10.01	Investment Agreement dated as of May 8, 2017, by and among Pandora Media, Inc., KKR Classic Investors LLC and the other purchasers listed on the signature pages thereto	8-K	001-35198	10.1	5/12/2017
10.02	First Amendment to Investment Agreement, dated as of June 8, 2017, by and between Pandora Media, Inc. and KKR Classic Investors L.P.	8-K	001-35198	10.1	6/14/2017
10.03	Notice of Termination, dated as of June 9, 2017	8-K	001-35198	10.2	6/14/2017
10.04	Investment Agreement, dated as of June 9, 2017, by and between Pandora Media, Inc. and Sirius XM Radio Inc.	8-K	001-35198	10.3	6/14/2017
10.05	Registration Rights Agreement, dated as of June 9, 2017, by and between Pandora Media, Inc. and Sirius XM Radio Inc.	8-K	001-35198	10.4	6/14/2017
10.06	Membership Interest Purchase Agreement, dated as of June 9, 2017 by and among Eventbrite, Inc., Pandora Media, Inc., and Ticketfly, LLC	8-K	001-35198	10.5	6/14/2017

10.07†	Amended and Restated Executive Severance and Change of Control Policy	X
31.01	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 8 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101. INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101. SCH	XBRL Taxonomy Schema Linkbase Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101. DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

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

PANDORA MEDIA, INC.

Date: July 31, 2017	By:	/s/ Naveen Chopra
Naveen Chopra
Interim Chief Executive Officer and Chief Financial Officer
(Duly Authorized Officer and Principal Executive and Financial Officer)