Form 10-Q
period 2017-09-30
Pandora Media, Inc.
filed 2017-11-02
CIK 1230276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

The number of shares of registrant’s common stock outstanding as of October 31, 2017 was: 248,782,017.

Pandora Media, Inc.

FORM 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Pandora Media, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts) (unaudited)

	As of December 31, 2016	As of September 30, 2017
Assets
Current assets
Cash and cash equivalents	$199,944	$493,181
Short-term investments	37,109	6,249
Accounts receivable, net of allowance of $3,633 at December 31, 2016 and $5,854 at September 30, 2017	309,267	312,277
Prepaid content acquisition costs	46,310	80,152
Prepaid expenses and other current assets	33,191	20,294
Total current assets	625,821	912,153
Convertible promissory note receivable	—	34,132
Long-term investments	6,252	—
Property and equipment, net	124,088	117,700
Goodwill	306,691	71,243
Intangible assets, net	90,425	21,304
Other long-term assets	31,533	8,999
Total assets	$1,184,810	$1,165,531
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities
Accounts payable	$15,224	$8,444
Accrued liabilities	35,465	33,180
Accrued content acquisition costs	93,723	99,798
Accrued compensation	60,353	42,753
Deferred revenue	28,359	33,977
Other current liabilities	20,993	—
Total current liabilities	254,117	218,152
Long-term debt, net	342,247	267,396
Other long-term liabilities	34,187	27,068
Total liabilities	630,551	512,616
Redeemable convertible preferred stock: 480,000 shares issued and outstanding at September 30, 2017	—	483,588
Stockholders’ equity
Common stock: 235,162,757 shares issued and outstanding at December 31, 2016 and 248,681,713 at September 30, 2017	24	25
Additional paid-in capital	1,264,693	1,387,957
Accumulated deficit	(709,636)	(1,217,283)
Accumulated other comprehensive loss	(822)	(1,372)
Total stockholders’ equity	554,259	169,327
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,184,810	$1,165,531

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2017	2016	2017
Revenue
Advertising	$273,716	$275,741	$759,150	$777,253
Subscription and other	56,100	84,414	165,957	218,192
Ticketing service	22,085	18,484	67,121	76,032
Total revenue	351,901	378,639	992,228	1,071,477
Cost of revenue
Cost of revenue—Content acquisition costs	174,334	204,222	522,231	587,517
Cost of revenue—Other	25,896	27,287	72,197	80,259
Cost of revenue—Ticketing service	15,318	11,269	45,223	50,397
Total cost of revenue	215,548	242,778	639,651	718,173
Gross profit	136,353	135,861	352,577	353,304
Operating expenses
Product development	33,560	39,469	102,731	120,290
Sales and marketing	116,091	107,588	357,113	378,581
General and administrative	41,909	48,171	129,193	150,650
Goodwill impairment	—	—	—	131,997
Contract termination (benefit) fees	—	(423)	—	23,044
Total operating expenses	191,560	194,805	589,037	804,562
Loss from operations	(55,207)	(58,944)	(236,460)	(451,258)
Interest expense	(6,494)	(7,592)	(18,916)	(22,377)
Other income, net	579	559	1,696	866
Total other expense, net	(5,915)	(7,033)	(17,220)	(21,511)
Loss before (provision for) benefit from income taxes	(61,122)	(65,977)	(253,680)	(472,769)
(Provision for) benefit from income taxes	(412)	(266)	711	(877)
Net loss	(61,534)	(66,243)	(252,969)	(473,646)
Net loss available to common stockholders	$(61,534)	$(84,562)	$(252,969)	$(506,493)
Basic and diluted net loss per common share	$(0.27)	$(0.34)	$(1.10)	$(2.10)
Weighted-average basic and diluted common shares	232,139	245,810	229,524	241,579

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2017	2016	2017
Net loss	$(61,534)	$(66,243)	$(252,969)	$(473,646)
Change in foreign currency translation adjustment	(129)	(729)	(417)	(600)
Change in net unrealized loss on marketable securities	(45)	8	348	50
Other comprehensive loss	(174)	(721)	(69)	(550)
Total comprehensive loss	$(61,708)	$(66,964)	$(253,038)	$(474,196)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands) (unaudited)

	Nine months ended September 30,
	2016	2017
Operating activities
Net loss	$(252,969)	$(473,646)
Adjustments to reconcile net loss to net cash used in operating activities
Goodwill impairment	—	131,997
Loss on sales of subsidiaries	—	9,459
Depreciation and amortization	43,480	49,121
Stock-based compensation	103,841	98,327
Amortization of premium on investments, net	339	78
Accretion of discount on convertible promissory note receivable	—	(171)
Other operating activities	269	290
Amortization of debt discount	13,587	14,934
Interest income	—	(258)
Provision for bad debt	2,615	10,851
Changes in operating assets and liabilities
Accounts receivable	(8,338)	(11,294)
Prepaid content acquisition costs	(100,524)	(33,842)
Prepaid expenses and other assets	(12,655)	(17,955)
Accounts payable, accrued and other current liabilities	(4,990)	(257)
Accrued content acquisition costs	8,875	6,063
Accrued compensation	10,370	(12,646)
Other long-term liabilities	598	(532)
Deferred revenue	12,032	5,618
Reimbursement of cost of leasehold improvements	4,397	5,236
Net cash used in operating activities	(179,073)	(218,627)
Investing activities
Purchases of property and equipment	(46,400)	(12,861)
Internal-use software costs	(22,339)	(13,948)
Changes in restricted cash	(250)	(642)
Purchases of investments	(12,413)	—
Proceeds from maturities of investments	34,816	37,084
Proceeds from sales of investments	3,507	—
Proceeds from sales of subsidiaries, net of cash	—	125,430
Payments related to acquisitions, net of cash acquired	(676)	—
Net cash (used in) provided by investing activities	(43,755)	135,063
Financing activities
Proceeds from issuance of redeemable convertible preferred stock	—	480,000
Payments of issuance costs	(32)	(29,284)
Repayment of debt arrangements	—	(90,000)
Borrowings under debt arrangements	90,000	—
Proceeds from employee stock purchase plan	6,395	8,012
Proceeds from exercise of stock options	3,011	7,836
Tax payments from net share settlements of restricted stock units	(3,126)	—
Net cash provided by financing activities	96,248	376,564
Effect of exchange rate changes on cash and cash equivalents	(392)	237
Net (decrease) increase in cash and cash equivalents	(126,972)	293,237
Cash and cash equivalents at beginning of period	334,667	199,944
Cash and cash equivalents at end of period	$207,695	$493,181
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$3,336	$5,791
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$8,321	$2,294
Accretion of preferred stock issuance costs	$—	$29,259
Stock dividend payable to preferred stockholders	$—	$3,588
Fair value of convertible promissory note receivable received as partial consideration for sale of subsidiary	$—	$36,203
The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.                       Description of Business and Basis of Presentation

Pandora—Internet Radio and On-Demand Music Services

Pandora is the world’s most powerful music discovery platform, offering a personalized experience for each of our listeners wherever and whenever they want to listen to music—whether through earbuds, car speakers or live on stage. Pandora is available as an ad-supported service, a radio subscription service called Pandora Plus and an on-demand subscription service called Pandora Premium. The majority of our listener hours occur on mobile devices, with the majority of our revenue generated from advertising on our ad-supported service on these devices. We offer both local and national advertisers the opportunity to deliver targeted messages to our listeners using a combination of audio, display and video advertisements. We also generate revenue from subscriptions to Pandora Plus and Pandora Premium. We were incorporated as a California corporation in January 2000 and reincorporated as a Delaware corporation in December 2010. Our principal operations are located in the United States and the United Kingdom.

Ticketing Service

We completed the sale of Ticketfly on September 1, 2017. Prior to the date of disposition, we operated our ticketing service through our former subsidiary Ticketfly, a leading live events technology company that provides ticketing and marketing software and services for clients, which are venues and event promoters across North America. Ticketfly's ticketing, digital marketing and analytics software helps promoters book talent, sell tickets and drive in-venue revenue, while Ticketfly's consumer tools help fans find and purchase tickets to events. Ticketfly’s revenue primarily consists of service and merchant processing fees from ticketing operations.

Refer to Note 6 "Dispositions" in the Notes to Condensed Consolidated Financial Statements for further details on the Ticketfly disposition.

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

Certain changes in presentation have been made to conform the prior period presentation to current period reporting. We have reclassified amortization of internal use-software costs from the product development and sales and marketing line items to the cost of revenue—other and general and administrative line items of our condensed consolidated statements of operations. We have also reclassified bad debt and goodwill impairment from the other operating activities line item to the bad debt and goodwill impairment line items of the condensed consolidated statements of cash flows.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates are used in several areas including, but not limited to determining accrued content acquisition costs, amortization of minimum guarantees under content acquisition agreements, selling prices for elements sold in multiple-element arrangements, the allowance for doubtful accounts, the fair value of stock options, market stock units ("MSUs"), stock-settled performance-ba

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

sed restricted stock units ("PSUs"), the Employee Stock Purchase Plan ("ESPP"), the benefit from (provision for) income taxes, the fair value of the convertible subordinated promissory note ("Convertible Promissory Note"), the fair value of acquired property and equipment, intangible assets and goodwill and the useful lives of acquired intangible assets. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements could be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

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

Stock-based compensation expense is recorded in the statement of operations for only those stock-based awards that will vest. In the first quarter of 2017 we adopted new accounting guidance from the Financial Accounting Standards Board ("FASB") on stock compensation, or ASU 2016-09, as described in "Recently Adopted Accounting Standards" below and have elected to account for forfeitures as they occur, rather than estimating expected forfeitures. In addition, we recognize all income tax effects of awards in the income statement when the awards vest or are settled as required by ASU 2016-09.

Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by giving effect to all potential shares of common stock, including stock options, restricted stock units, market stock units, performance-based RSUs, potential ESPP shares and instruments convertible into common stock, to the extent dilutive. Basic and diluted net loss per common share were the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Concentration of Credit Risk

For the three and nine months ended September 30, 2016 and 2017, we had no customers that accounted for more than 10% of our total revenue. As of December 31, 2016 and September 30, 2017, we had no customers that accounted for more than 10% of our total accounts receivable.

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which amends the existing accounting standards for revenue recognition. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue. Under the guidance, revenue is recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard is effective for public entities with annual and interim reporting periods beginning after December 15, 2017. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. We expect to adopt ASU 2014-09 as of January 1, 2018 using the modified retrospective method. We have completed our initial assessment and do not believe there will be a material impact to our condensed consolidated financial statements for the majority of our advertising and subscription revenue arrangements. We are finalizing the impact of ASU 2014-09 and are continuing to evaluate the expected impact on our business processes,

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

systems and controls. We expect to complete our assessment of the effects of adopting ASU 2014-09 during the fourth quarter of 2017, and we will continue our evaluation of ASU 2014-09, including how it may impact new arrangements we enter into as well as new or emerging interpretations of the standard, through the date of adoption.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires lessees to put most leases on their balance sheets and recognize expenses on their income statements and also eliminates the real estate-specific provisions for all entities. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have completed our initial assessment and expect to adopt ASU 2016-02 as of January 1, 2019 using the modified retrospective method. We expect the potential impact of adopting ASU 2016-02 to be material to our lease liabilities and assets on our consolidated balance sheets.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Credit Losses—Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 will replace today’s incurred loss approach with an expected loss model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within that fiscal year, although early adoption is permitted. We are currently evaluating the impact that this standard update will have on our condensed consolidated financial statements.

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation—Stock Compensation (Topic 718), Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance is effective prospectively for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. We do not expect the adoption of ASU 2017-09 will have a material impact on our financial statements.

Recently Adopted Accounting Standards

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718) ("ASU 2016-09"). ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. Additionally, it allows an employer to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. We adopted this guidance in the first quarter of 2017 using the modified retrospective transition method. Upon adoption, we recognized the previously unrecognized excess tax benefits as of January 1, 2017 through retained earnings. The previously unrecognized excess tax benefits were recorded as a deferred tax asset, which was fully offset by a valuation allowance. As a result, the net impact resulted in no effect on net deferred tax assets or our accumulated deficit as of January 1, 2017. Without the valuation allowance, the Company’s net deferred tax assets would have increased by approximately $142.0 million. Additionally, we elected to account for forfeitures as they occur, rather than estimating expected forfeitures. The net cumulative effect of this change was an increase to additional paid in capital as of January 1, 2017 of $1.2 million.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 eliminated the requirement to calculate the implied fair value of goodwill, which is step two of the previous goodwill impairment test, to measure a goodwill impairment charge. By eliminating step two of the goodwill impairment test, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. The guidance is effective for calendar-year public business entities that meet the definition of an SEC filer for fiscal years beginning after December 15, 2019, although early adoption is permitted for annual and interim goodwill impairment testing dates following January 1, 2017. We have elected to early adopt this guidance beginning in the second quarter of 2017 using the prospective method, as we believe the elimination of step two of the goodwill impairment test will make testing for goodwill impairment less costly.

3.                        Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments consisted of the following:

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	As of December 31, 2016	As of September 30, 2017
	(in thousands)
Cash and cash equivalents
Cash	$144,192	$405,677
Money market funds	55,752	87,504
Total cash and cash equivalents	$199,944	$493,181
Short-term investments
Corporate debt securities	$37,109	$6,249
Total short-term investments	$37,109	$6,249
Long-term investments
Corporate debt securities	$6,252	$—
Total long-term investments	$6,252	$—
Cash, cash equivalents and investments	$243,305	$499,430

Our short-term investments have maturities of twelve months or less and are classified as available-for-sale. Our long-term investments have maturities of greater than twelve months and are classified as available-for-sale.

The following tables summarize our available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of December 31, 2016 and September 30, 2017.

	As of December 31, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$55,752	$—	$—	$55,752
Corporate debt securities	43,413	3	(55)	43,361
Total cash equivalents and marketable securities	$99,165	$3	$(55)	$99,113

	As of September 30, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$87,504	$—	$—	$87,504
Corporate debt securities	6,251	—	(2)	6,249
Total cash equivalents and marketable securities	$93,755	$—	$(2)	$93,753

The following table presents available-for-sale securities by contractual maturity date as of December 31, 2016 and September 30, 2017.

	As of December 31, 2016
	Adjusted Cost	Fair Value
	(in thousands)
Due in one year or less	$92,914	$92,861
Due after one year through three years	6,251	6,252
Total	$99,165	$99,113

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	As of September 30, 2017
	Adjusted Cost	Fair Value
	(in thousands)
Due in one year or less	$93,755	$93,753
Total	$93,755	$93,753

The following tables summarize our available-for-sale securities’ fair value and gross unrealized losses aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2016 and September 30, 2017.

	As of December 31, 2016
	Twelve Months or Less		More than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate debt securities	$34,257	$(52)	$4,099	$(3)	$38,356	$(55)
Total	$34,257	$(52)	$4,099	$(3)	$38,356	$(55)

	As of September 30, 2017
	Twelve Months or Less		More than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate debt securities	$6,249	$(2)	$—	$—	$6,249	$(2)
Total	$6,249	$(2)	$—	$—	$6,249	$(2)

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

The unrealized losses on our available-for-sale securities as of September 30, 2017 were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. As of September 30, 2017, we owned three securities that were in an unrealized loss position. Based on our cash flow needs, we may be required to sell a portion of these securities prior to maturity. However, we expect to recover the full carrying value of these securities. As a result, no portion of the unrealized losses at September 30, 2017 is deemed to be other-than-temporary, and the unrealized losses are not deemed to be credit losses. When evaluating investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three and nine months ended September 30, 2017, we did not recognize any impairment charges.

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

The following fair value hierarchy tables categorize information regarding our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and September 30, 2017:

	As of December 31, 2016
	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(in thousands)
Assets
Corporate debt securities	$—	$43,361	$43,361
Total assets measured at fair value	$—	$43,361	$43,361

	As of September 30, 2017
	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(in thousands)
Assets
Corporate debt securities	$—	$6,249	$6,249
Total assets measured at fair value	$—	$6,249	$6,249

Our cash equivalents and short-term investments are classified as Level 2 within the fair value hierarchy because they are valued using professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets.

As of December 31, 2016 and September 30, 2017, we held no Level 3 assets or liabilities measured on a recurring basis. The fair value of our Convertible Promissory Note was calculated on a nonrecurring basis as of September 1, 2017 and i

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

s classified as a Level 3 measurement within the fair value hierarchy. Refer to Note 8 "Convertible Promissory Note Receivable" in the Notes to Condensed Consolidated Financial Statements for further details on the Convertible Promissory Note.

Our money market funds are no longer classified within the fair value hierarchy, as the fair values are measured at net asset value using the practical expedient. As of December 31, 2016 and September 30, 2017, the fair values of our money market funds were $55.8 million and $87.5 million.

Refer to Note 9, "Debt Instruments," in the Notes to Condensed Consolidated Financial Statements for the carrying amount and estimated fair value of our convertible senior notes, which are not recorded at fair value as of September 30, 2017.

5.                       Commitments and Contingencies

Minimum Guarantees and Other Provisions—Content Acquisition Costs

Certain of our content acquisition agreements contain minimum guarantees, and require that we make upfront minimum guarantee payments. During the three and nine months ended September 30, 2017, we prepaid $111.5 million and $257.3 million in content acquisition costs related to minimum guarantees, which were offset by amortization of prepaid content acquisition costs of $31.3 million and $177.2 million. As of September 30, 2017, we have future minimum guarantee commitments of $472.5 million, of which $65.0 million will be paid in 2017 and the remainder will be paid thereafter. On a quarterly basis, we record the greater of the cumulative actual content acquisition costs incurred or the cumulative minimum guarantee based on forecasted usage for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasted usage considers factors such as listening hours, revenue, subscribers and other terms of each agreement that impact our expected attainment or recoupment of the minimum guarantees based on the relative attribution method.

Several of our content acquisition agreements also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if triggered, could cause our payments under those agreements to escalate. In addition, record labels, publishers and PROs with whom we have entered into direct license agreements have the right to audit our content acquisition payments, and any such audit could result in disputes over whether we have paid the proper content acquisition costs. However, as of September 30, 2017, we do not believe it is probable that these provisions of our agreements discussed above will, individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Pre-1972 copyright litigation

On October 2, 2014, Flo & Eddie Inc. filed a class action suit against Pandora Media Inc. in the federal district court for the Central District of California. The complaint alleges misappropriation and conversion in connection with the public performance of sound recordings recorded prior to February 15, 1972. On December 19, 2014, Pandora filed a motion to strike the complaint pursuant to California’s Anti-Strategic Lawsuit Against Public Participation ("Anti-SLAPP") statute, which was appealed to the Ninth Circuit Court of Appeals. The district court litigation is currently stayed pending the Ninth Circuit’s decision. On December 8, 2016, the Ninth Circuit heard oral arguments on the Anti-SLAPP motion. On March 15, 2017, the Ninth Circuit requested certification to the California Supreme Court on the substantive legal questions. The California Supreme Court has accepted certification and the Company filed its opening brief on August 4, 2017.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Between September 14, 2015 and October 19, 2015, Arthur and Barbara Sheridan filed separate class action suits against the Company in the federal district courts for the Northern District of California and the District of New Jersey. The complaints allege a variety of violations of common law and state copyright statutes, common law misappropriation, unfair competition, conversion, unjust enrichment and violation of rights of publicity arising from allegations that we owe royalties for the public performance of sound recordings recorded prior to February 15, 1972. The actions in California and New Jersey are currently stayed pending the Ninth Circuit's decision in Flo & Eddie, Inc. v. Pandora Media, Inc.

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

Indemnification Agreements, Guarantees and Contingencies

In the ordinary course of business and in connection with the sale of Ticketfly, we are party to certain contractual agreements under which we may provide indemnifications of varying scope, terms and duration to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. Such indemnification provisions, other than the Ticketfly indemnifications, are accounted for in accordance with guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. In connection with the sale of Ticketfly, we have accrued approximately $5.1 million related to these indemnifications, which is the probable indemnification liability as estimated in accordance with the accounting guidance for loss contingencies. Other than this amount, to date, we have not incurred, do not anticipate incurring and therefore have not accrued for, any costs related to such indemnification provisions.

While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any claims under indemnification arrangements will have a material adverse effect on our business, financial position, results of operations or cash flows.

6.                       Dispositions

Ticketfly
On September 1, 2017, we completed the sale of Ticketfly, our ticketing service segment, to Eventbrite Inc. ("Eventbrite") for an aggregate unadjusted purchase price of $200.0 million. The aggregate unadjusted purchase price consists of $150.0 million in cash and a $50.0 million Convertible Promissory Note, which were paid and issued at the closing of the transaction. The Convertible Promissory Note was recorded at its fair value at the date of sale, which resulted in a discount of $13.8 million. The aggregate purchase price was further reduced by $4.9 million in costs to sell and $8.6 million in working capital adjustments and certain indemnification provisions, for a net purchase price of $172.7 million. Refer to Note 8 "Convertible Promissory Note Receivable" in the Notes to Condensed Consolidated Financial Statements for further details on the Convertible Promissory Note.
In the three months ended June 30, 2017, the assets and liabilities of Ticketfly were classified as held for sale, and we recognized a goodwill impairment charge of $131.7 million. The impairment charge was based on the fair value of the net assets as implied by the estimated purchase price of $184.5 million as of June 30, 2017. We consider the fair value of these net assets to be classified as Level 2 within the fair value hierarchy because Ticketfly is not a publicly traded company. Instead, the fair value was based on other observable inputs, such as the selling price, which represents an exit price. In the three months ended September 30, 2017, we recognized a loss on sale of $9.4 million in the general and administrative line item on our Condensed Consolidated Statements of Operations, which was based on an adjusted net purchase price of $172.7 million as of September 1, 2017.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Net cash proceeds from the sale of Ticketfly were $125.2 million and consisted of the cash purchase price of $150.0 million, less cash held for sale of $22.2 million and cash purchase price adjustments of $2.6 million.

Prior to the sale of Ticketfly, we operated in two reportable segments. Subsequent to the sale of Ticketfly, we operate in one reportable segment.

The revenues and expenses of Ticketfly are included in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2017 through the disposition date of September 1, 2017. The following table provides Ticketfly’s loss before benefit from (provision for) income taxes for the three and nine months ended September 30, 2016 and 2017:

	Three months ended September 30,		Nine months ended September 30,
	2016	2017	2016	2017
	(in thousands)
Loss before benefit from (provision for) income taxes	$(10,515)	$(1,777)	$(26,365)	$(153,022)

The sale of Ticketfly did not represent a strategic shift in our business, and therefore we have not classified the operations of Ticketfly as discontinued operations in our Condensed Consolidated Statements of Operations.
KXMZ
On August 31, 2017, we completed the sale of KXMZ, an FM radio station based in Rapid City, South Dakota. Net cash proceeds from the sale of KXMZ were $0.2 million. The sale did not result in a material impact to our condensed consolidated financial statements.
Disposal of Assets and Liabilities

The following table provides the carrying amounts of the major classes of assets and liabilities of Ticketfly and KXMZ that were disposed of in the three months ended September 30, 2017.

(in thousands)
Assets
Cash and cash equivalents	$22,233
Accounts receivable, net	4,148
Prepaid expenses and other current assets	11,467
Property and equipment, net	5,237
Goodwill	103,474
Intangible assets, net	57,932
Other long-term assets	21,268
Total assets	$225,759
Liabilities
Accounts payable, accrued liabilities and accrued compensation	$4,630
Other current liabilities	29,573
Other long-term liabilities	9,151
Total liabilities	$43,354

7.                       Goodwill and Intangible Assets

During the three months ended September 30, 2017, we completed the sale of both Ticketfly and KXMZ. In the three months ended June 30, 2017, we recognized a goodwill impairment of $131.7 million related to the Ticketfly sale. The

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

impairment charge was based on the fair value of Ticketfly's net assets as implied by the estimated purchase price of $184.5 million as of June 30, 2017. As a result of the KXMZ agreement, we recognized a goodwill impairment of $0.3 million in the three months ended June 30, 2017, which was based on the fair value of these net assets as implied by the estimated purchase price.

The changes in the carrying amount of goodwill in each of our reporting segments for the nine months ended September 30, 2017, are as follows:

	Pandora	Ticketfly	Total
	(in thousands)
Balance as of December 31, 2016	$71,650	$235,041	$306,691
Goodwill impairment	(300)	(131,697)	(131,997)
Goodwill related to disposed assets	(107)	(103,367)	(103,474)
Effect of currency translation adjustment	—	23	23
Balance as of September 30, 2017	$71,243	$—	$71,243

The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangible assets.

	As of December 31, 2016			As of September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Disposal of Intangible Assets	Net Carrying Value
	(in thousands)			(in thousands)
Finite-lived intangible assets
Patents	$8,030	$(2,556)	$5,474	$8,030	$(3,106)	$—	$4,924
Developed technology	56,162	(13,599)	42,563	56,162	(20,958)	(19,235)	15,969
Customer relationships—clients	37,399	(5,487)	31,912	37,399	(7,449)	(29,950)	—
Customer relationships—users	1,940	(1,288)	652	1,940	(1,732)	(208)	—
Trade names	11,735	(2,104)	9,631	11,735	(2,978)	(8,346)	411
Total finite-lived intangible assets	$115,266	$(25,034)	$90,232	$115,266	$(36,223)	$(57,739)	$21,304

Indefinite-lived intangible assets
FCC license - Broadcast Radio	$193	$—	$193	$193	$—	$(193)	$—

Total intangible assets	$115,459	$(25,034)	$90,425	$115,459	$(36,223)	$(57,932)	$21,304
Note: Amounts may not recalculate due to rounding

Amortization expense of intangible assets was $5.1 million and $1.9 million for the three months ended September 30, 2016 and 2017. Amortization expense of intangible assets was $15.4 million and $11.2 million for the nine months ended September 30, 2016 and 2017.

The following is a schedule of future amortization expense related to finite-lived intangible assets as of September 30, 2017.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

As of September 30, 2017
(in thousands)
Remainder of 2017	$1,896
2018	6,066
2019	5,546
2020	5,251
2021	727
Thereafter	1,818
Total future amortization expense	$21,304

8.                       Convertible Promissory Note Receivable

On September 1, 2017, we completed the sale of Ticketfly, our ticketing service segment, to Eventbrite for an aggregate unadjusted purchase price of $200.0 million. The aggregate unadjusted purchase price consists of $150.0 million in cash and a $50.0 million Convertible Promissory Note, which were paid and issued at the closing of the transaction. The Convertible Promissory Note will be due five years from its issuance date (the "Convertible Promissory Note Maturity Date") and will accrue interest at a rate of 6.5% per annum, payable quarterly in cash or in-kind for the first year at the discretion of Eventbrite, and in cash thereafter. Prior to the Convertible Promissory Note Maturity Date, the Convertible Promissory Note is convertible at our option into shares of Eventbrite’s common stock. The Convertible Promissory Note may be prepaid at any time.
The Convertible Promissory Note was recorded at its fair value of $36.2 million as of the issuance date of September 1, 2017, which resulted in a discount of $13.8 million. The note was further reduced by $2.5 million in purchase price adjustments. As of September 30, 2017, the balance of the Convertible Promissory Note also included $0.3 million in interest receivable and $0.2 million in accretion of the discount, for a total balance of $34.1 million.
The fair value of the Convertible Promissory Note was based on a methodology that combines inputs based on comparable debt instruments and market-corroborated inputs with quantitative pricing models. At issuance, our Convertible Promissory Note was classified as Level 3 within the fair value hierarchy because the fair value was based on unobservable inputs in an inactive market. However, our Convertible Promissory Note will not be remeasured at each reporting date.
The discount on the Convertible Promissory Note is being amortized to interest income using the effective interest method over the period from the date of issuance through the Convertible Promissory Note Maturity Date. The following table outlines the effective interest rate, contractually stated interest income and amortization of the discount for the Convertible Promissory Note:

Three and nine months ended
September 30, 2017
(in thousands except for effective interest rate)
Effective interest rate	14.73%
Contractually stated interest income	$258
Amortization of discount	$171

9.                       Debt Instruments

Long-term debt, net consisted of the following:

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	As of December 31,	As of September 30,
	2016	2017
	(in thousands)
1.75% convertible senior notes due 2020	$345,000	$345,000
Credit facility	90,000	—
Unamortized discount and deferred issuance costs	(92,753)	(77,604)
Long-term debt, net	$342,247	$267,396

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
The following table outlines the effective interest rate, contractually stated interest expense and costs related to the amortization of the discount for the Notes:

	Three months ended September 30,		Nine months ended September 30,
	2016	2017	2016	2017
	(in thousands except for effective interest rate)
Effective interest rate	10.18%	10.18%	10.18%	10.18%
Contractually stated interest expense	$1,505	$1,509	$4,536	$4,511
Amortization of discount	$4,649	$5,135	$13,587	$14,934

The total estimated fair value of the Notes as of September 30, 2017 was $323.8 million. The fair value was determined using a methodology that combines direct market observations with quantitative pricing models to generate evaluated prices. We consider the fair value of the Notes to be a Level 2 measurement due to the limited trading activity of the Notes.

The closing price of our common stock was $7.70 on September 30, 2017, which was less than the initial conversion price for the Notes of approximately $16.42 per share. As such, the if-converted value of the Notes was less than the principal amount of $345.0 million.

Credit Facility

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

We are party to a $120.0 million credit facility with a syndicate of financial institutions, which expires on September 12, 2018. In September 2016, we borrowed $90.0 million from the credit facility to enhance our working capital position. This amount was repaid in full in September 2017.

As of September 30, 2017, we had no outstanding borrowings, $1.2 million in letters of credit outstanding and $118.8 million of available borrowing capacity under the credit facility. We are in compliance with all financial covenants associated with the credit facility as of September 30, 2017.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

10.                       Redeemable Convertible Preferred Stock

In June 2017, we entered into an agreement with Sirius XM Radio, Inc. ("Sirius XM") to sell 480,000 shares of Series A redeemable convertible preferred stock ("Series A") for $1,000 per share, with gross proceeds of $480.0 million. The Series A shares were issued in two rounds: an initial closing of 172,500 shares for $172.5 million that occurred on June 9, 2017 upon signing the agreement with Sirius XM, and an additional closing of 307,500 shares for $307.5 million that occurred on September 22, 2017 upon the receipt of antitrust clearance and the completion of other customary closing conditions. In the three and nine months ended September 30, 2017, total proceeds from the initial and additional closing, net of preferred stock issuance costs of $15.3 million and $29.3 million, were $292.2 million and $450.7 million, respectively.

Conversion Feature

Holders of the Series A shares have the option to convert their shares plus any accrued dividends into common stock. We have the right to settle the conversion in cash, common stock or a combination thereof. The conversion rate for the Series A is initially 95.2381 shares of common stock per each share of Series A, which is equivalent to an initial conversion price of approximately $10.50 per share of our common stock, and is subject to adjustment in certain circumstances. Dividends on the Series A will accrue on a daily basis, whether or not declared, and will be payable on a quarterly basis at a rate of 6% per year. We have the option to pay dividends in cash when authorized by the Board and declared by the Company or accumulate dividends in lieu of paying cash. Dividends accumulated in lieu of paying cash will continue to accrue and accumulate at rate of 6% per year.

Redemption Feature

Under certain circumstances, we will have the right to redeem the Series A on or after the date which is three years after the additional closing. The Series A holders will have the right to require us to redeem the Series A on or after the date which is five years after the additional closing. Any optional redemption of the Series A will be at a redemption price equal to 100% of the liquidation preference, plus accrued and unpaid dividends to, but excluding, the redemption date. We have the option to redeem the Series A in cash, common stock or a combination thereof.

Fundamental Changes

If certain fundamental changes involving the Company occur, including change in control or liquidation, the Series A will be redeemed subject to certain adjustments, as determined by the date of the fundamental change. The change in control amount is the greater of the redemption value of 100% of the liquidation preference, plus all accrued dividends unpaid through the fifth anniversary of the additional closing, assuming the shares would have remained outstanding through that date, or the price that common stockholders would receive if the Series A shares had been redeemed immediately prior to the announcement of the change in control.

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

As of September 30, 2017, redeemable convertible preferred stock consisted of the following:

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

As of September 30,
2017
(in thousands)
Series A redeemable convertible preferred stock	$480,000
Issuance costs	(29,259)
Accretion of issuance costs	29,259
Stock dividend payable to preferred stockholders	3,588
Redeemable convertible preferred stock	$483,588

Contract Termination Fees

In May 2017, we entered into an agreement to sell redeemable convertible preferred stock to KKR. In June 2017, in conjunction with the Series A, we terminated the previous contractual commitment to sell redeemable convertible preferred stock to KKR, which resulted in a contract termination fee and related legal and professional fees, totaling $23.0 million. This is included in the contract termination fees line item of our condensed consolidated statements of operations for the nine months ended September 30, 2017.

11.                       Stock-based Compensation Plans and Awards

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

The following assumptions for the Black-Scholes option pricing model were used to determine the per-share fair value of shares to be granted under the ESPP:

	Three months ended September 30,		Nine months ended September 30,
	2016	2017	2016	2017
Expected life (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	0.41 - 0.44%	0.65 - 1.13%	0.24 - 0.44%	0.44 - 1.13%
Expected volatility	41 - 52%	39 - 45%	41 - 52%	39 - 52%
Expected dividend yield	0%	0%	0%	0%

During the three months ended September 30, 2016 and 2017, we withheld $2.6 million and $1.9 million in contributions from employees and recognized $0.9 million and $1.0 million of stock-based compensation expense related to the ESPP, respectively. During the nine months ended September 30, 2016 and 2017, we withheld $6.4 million and $8.0 million in contributions from employees and recognized $2.3 million and $2.9 million of stock-based compensation expense related to the ESPP, respectively. In the three months ended September 30, 2016 and 2017, 643,562 and 739,922 shares of common stock were issued under the ESPP. In the nine months ended September 30, 2016 and 2017, 1,254,910 and 1,287,687 shares of common stock were issued under the ESPP.

Employee Stock-Based Awards

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Our 2011 Equity Incentive Plan (the "2011 Plan") provides for the issuance of stock options, restricted stock units and other stock-based awards to our employees. The 2011 Plan is administered by the compensation committee of our board of directors.

Stock options

We measure stock-based compensation expense for stock options at the grant date fair value of the award and recognize expense on a straight-line basis over the requisite service period, which is generally the vesting period. We estimate the fair value of stock options using the Black-Scholes option-pricing model. During the three months ended September 30, 2016 and 2017, we recorded stock-based compensation expense from stock options of approximately $2.2 million and $0.9 million. During the nine months ended September 30, 2016 and 2017, we recorded stock-based compensation expense from stock options of approximately $11.3 million and $6.9 million.

The per-share fair value of each stock option was determined on the grant date using the Black-Scholes option pricing model using the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2016	2017	2016	2017
Expected life (in years)	N/A	6.30	N/A	5.93 - 6.25
Risk-free interest rate	N/A	1.97%	N/A	1.92 - 2.18%
Expected volatility	N/A	61%	N/A	61%
Expected dividend yield	N/A	0%	N/A	0%

There were no options granted in the three and nine months ended September 30, 2016.

RSUs

The fair value of RSUs is expensed ratably over the vesting period. RSUs typically have an initial annual cliff vest and then vest quarterly thereafter over the service period, which is generally three to four years. During the three months ended September 30, 2016 and 2017, we recorded stock-based compensation expense from RSUs of approximately $28.2 million and $27.7 million. During the nine months ended September 30, 2016 and 2017, we recorded stock-based compensation expense from RSUs of approximately $87.2 million and $86.5 million.

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

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

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

There were no MSUs granted in the three and nine months ended September 30, 2016 or 2017. During the three months ended September 30, 2016 and 2017, we recorded approximately $0.2 million and $0.1 million in stock-based compensation expense from MSUs. During the nine months ended September 30, 2016 and 2017, we recorded stock-based compensation expense from MSUs of approximately $0.6 million and $0.3 million.

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

During the nine months ended September 30, 2016 we granted 1,725,000 PSUs at a total grant-date fair value of $8.7 million. There were no PSUs granted in the three and nine months ended September 30, 2017. During the three months ended September 30, 2016 and 2017, we recorded stock-based compensation expense from PSUs of approximately $1.3 million and $0.3 million. During the nine months ended September 30, 2016 and 2017, we recorded stock-based compensation expense from PSUs of approximately $2.4 million and $1.7 million.

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows:

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2017	2016	2017
	(in thousands)		(in thousands)
Stock-based compensation expense
Cost of revenue—Other	$1,538	$803	$4,559	$2,432
Cost of revenue—Ticketing service	27	6	154	69
Product development	7,347	8,428	23,091	25,765
Sales and marketing	14,932	14,059	43,673	42,657
General and administrative	8,910	6,805	32,364	27,404
Total stock-based compensation expense	$32,754	$30,101	$103,841	$98,327

In the nine months ended September 30, 2016 and 2017, we recorded stock-based compensation expense of $6.8 million and $5.4 million related to accelerated awards in connection with executive terminations. The majority of these amounts are included in the general and administrative line item of our condensed consolidated statements of operations.

12.                       Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed by giving effect to all potential shares of common stock, including stock options, restricted stock units, market stock units, performance-based RSUs, potential ESPP shares and instruments convertible into common stock, to the extent dilutive. Basic and diluted net loss per common share were the same for the three and nine months ended September 30, 2016 and 2017, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of historical basic and diluted net loss per common share:

	Three months ended September 30,		Nine months ended September 30,
	2016	2017	2016	2017
	(in thousands except per share amounts)		(in thousands except per share amounts)
Numerator
Net loss	$(61,534)	$(66,243)	$(252,969)	$(473,646)
Less: Stock dividend payable and transaction costs	—	18,319	—	32,847
Net loss available to common stockholders	(61,534)	(84,562)	(252,969)	(506,493)
Denominator
Weighted-average basic and diluted common shares	232,139	245,810	229,524	241,579
Net loss per common share, basic and diluted	$(0.27)	$(0.34)	$(1.10)	$(2.10)

The following potential common shares outstanding were excluded from the computation of diluted net loss per common share because including them would have been anti-dilutive:

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	As of September 30,
	2016	2017
	(in thousands)
Options to purchase common stock	9,665	6,206
Restricted stock units	23,554	20,990
Performance awards*	2,315	1,486
Shares issuable pursuant to the ESPP	589	859
Total common stock equivalents	36,123	29,541
*Includes potential common shares outstanding for MSUs and PSUs

On June 9, 2017, we entered into an agreement with Sirius XM to sell 480,000 shares of Series A, of which 307,500 shares and 480,000 shares were issued in the three and nine months ended September 30, 2017. Under the treasury stock method, the Series A will generally have a dilutive impact on earnings per share if our average stock price for the period exceeds approximately $10.50 per share of our common stock, the conversion price of the Series A. For the period from the issuance of the offering through September 30, 2017, the conversion feature of the Series A was anti-dilutive, as our average stock price was less than the conversion price.

On December 9, 2015, we completed an offering of our 1.75% convertible senior notes due 2020. Under the treasury stock method, the Notes will generally have a dilutive impact on earnings per share if our average stock price for the period exceeds approximately $16.42 per share of our common stock, the conversion price of the Notes. For the period from the issuance of the offering of the Notes through September 30, 2017, the conversion feature of the Notes was anti-dilutive, as our average stock price was less than the conversion price.

In connection with the pricing of the Notes, we entered into capped call transactions which increase the effective conversion price of the Notes, and are designed to reduce potential dilution upon conversion of the Notes. Since the beneficial impact of the capped call is anti-dilutive, it is excluded from the calculation of earnings per share. Refer to Note 9 "Debt Instruments" in the Notes to Condensed Consolidated Financial Statements for further details regarding our Notes.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

13.                       Restructuring Charges

Reduction in Force

On January 12, 2017, we announced a reduction in force plan affecting approximately 7% of our U.S. employee base, excluding Ticketfly. In the nine months ended September 30, 2017, we incurred approximately $6.0 million of cash expenditures, substantially all of which were related to employee severance and benefits costs. In the nine months ended September 30, 2017, total reduction in force expenses were $5.6 million, which was lower than cash reduction in force costs due to a credit related to non-cash stock-based compensation expense reversals for unvested equity awards. The reduction in force plan was completed and all amounts were paid in the nine months ended September 30, 2017.

Australia and New Zealand Exit Costs

On June 27, 2017, we announced a plan to discontinue business activities in Australia and New Zealand. The related restructuring charges in the three and nine months ended September 30, 2017 primarily relate to a reduction of headcount of approximately 50 employees, which resulted in employee severance and benefits costs offset by a credit related to non-cash stock-based compensation expense reversals for unvested equity awards. The dissolution of the Australia and New Zealand business operations was substantially completed in the three months ended September 30, 2017. These restructuring charges did not have a material impact on our financial statements.

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

At the heart of our service is our set of proprietary personalization technologies, including the Music Genome Project and our playlist generating algorithms. The Music Genome Project is a database of over 1,500,000 uniquely analyzed songs from over 200,000 artists, spanning over 660 genres and sub-genres, which our team of trained musicologists has developed one song at a time by evaluating and cataloging each song’s particular attributes. The Music Genome Project database is a subset of our full catalog available to be played. When a listener enters a single song, artist, comedian or genre to start a station, the Pandora service instantly generates a station that plays music or comedy we think that listener will enjoy. Over time, our service has evolved by using data science to further tailor the listener experience based on listener reactions to the recordings we pick. Listeners also have the ability to add variety to and rename stations, which further allows for the personalization of our service. We have integrated this technology into Pandora Premium, giving listeners the ability to search and play any track or album as well as offering unique playlist features tailored to each listener's distinct preferences.

For the three months ended September 30, 2017, we streamed 5.15 billion hours of radio, and as of September 30, 2017, we had 73.7 million active users during the prior 30-day period and 5.19 million paid subscribers. Since we launched the Pandora service in 2005 our listeners have created over 12 billion stations.

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

We expect to continue to make enhancements to Pandora Plus and Pandora Premium, which will require engineering effort, as well as other resources. In addition, in connection with the launch and continued operation of these services we have entered into direct license agreements with major and independent record labels, some of which include substantial minimum guarantee payments. In order for Pandora Plus and Pandora Premium to be successful, we will need to attract subscribers to these new service offerings. The market for subscription-based music services, including on-demand services, is intensely competitive, and our ability to realize a return on our investments in these service offerings will depend on our ability to leverage the existing audience of our ad-supported service, our brand awareness and our ability to deliver differentiated subscription services with features and functionality that listeners find attractive. Refer to our discussion of these matters in Item 1A—"Risk Factors".

Ticketing Service

We completed the sale of Ticketfly on September 1, 2017. Prior to the date of disposition, we operated our ticketing service through our former subsidiary Ticketfly, a leading live events technology company that provides ticketing and marketing software and services for clients, which are venues and event promoters, across North America. Ticketfly's ticketing, digital marketing and analytics software helps promoters book talent, sell tickets and drive in-venue revenue, while Ticketfly's consumer tools help fans find and purchase tickets to events. Tickets are primarily sold through the Ticketfly platform but are also sold through other channels such as box offices.

Ticketfly's platform provides ticketing and marketing services for venues and event promoters across North America and makes it easy for fans to find and purchase tickets to events, and also gives artists a means to more effectively promote their events. We also connect our listeners to events through promotions on our internet radio service.

Refer to Note 6 "Dispositions" in the Notes to Condensed Consolidated Financial Statements for further details on the Ticketfly disposition.

Recent Events

Convertible Redeemable Preferred Stock

In June 2017, we entered into an agreement with Sirius XM Radio, Inc. ("Sirius XM") to sell 480,000 shares of Series A redeemable convertible preferred stock ("Series A") for $1,000 per share, with gross proceeds of $480.0 million. The Series A shares were issued in two rounds: an initial closing of 172,500 shares for $172.5 million that occurred on June 9, 2017 upon signing the agreement with Sirius XM, and an additional closing of 307,500 shares for $307.5 million that occurred on September 22, 2017 upon the receipt of antitrust clearance and the completion of other customary closing conditions. Refer to Note 10 "Redeemable Convertible Preferred Stock" in the Notes to Condensed Consolidated Financial Statements for further details on the redeemable convertible preferred stock sale.

Ticketfly Disposition

On September 1, 2017, we completed the sale of Ticketfly, our ticketing service segment, to Eventbrite Inc. ("Eventbrite") for an aggregate unadjusted purchase price of $200.0 million. The aggregate unadjusted purchase price consists of $150.0 million in cash and a $50.0 million Convertible Promissory Note, which were paid and issued at the closing of the transaction. The Convertible Promissory Note was recorded at its fair value at the date of sale, which resulted in a discount of $13.8 million. The aggregate purchase price was further reduced by $4.9 million in costs to sell and $8.6 million in working capital adjustments and certain indemnification provisions, for a net purchase price of $172.7 million. Refer to Note 8 "Convertible Promissory Note Receivable" in the Notes to Condensed Consolidated Financial Statements for further details on the Convertible Promissory Note.
In the three months ended June 30, 2017, the assets and liabilities of Ticketfly were classified as held for sale, and we recognized a goodwill impairment charge of $131.7 million. The impairment charge was based on the fair value of the net assets as implied by the estimated purchase price of $184.5 million as of June 30, 2017. In the three months ended September 30, 2017, we recognized a loss on sale of $9.4 million in the general and administrative line item on our Condensed Consolidated Statements of Operations, which was based on an adjusted net purchase price of $172.7 million as of September 1, 2017. Refer to Note 6 "Dispositions" in the Notes to Condensed Consolidated Financial Statements for further details on the Ticketfly disposition.
KXMZ Disposition

On August 31, 2017, we completed the sale of KXMZ, an FM radio station based in Rapid City, South Dakota. The sale did not result in a material impact to our condensed consolidated financial statements. Refer to Note 6 "Dispositions" in the Notes to Condensed Consolidated Financial Statements for further details on the KXMZ disposition.
Australia and New Zealand

On June 27, 2017, we announced a plan to discontinue business activities in Australia and New Zealand. The related restructuring charges in the nine months ended September 30, 2017 primarily relate to a reduction of headcount of approximately 50 employees, which resulted in employee severance and benefits costs offset by a credit related to non-cash stock-based compensation expense reversals for unvested equity awards. The dissolution of the Australia and New Zealand business operations was substantially completed in the three months ended September 30, 2017. These restructuring charges did not have a material impact on our financial statements.

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

If we have not entered into a direct license agreement with the copyright owner of a particular sound recording that is streamed on our services, we stream that sound recording pursuant to a statutory license and pay the applicable rates set by the Copyright Royalty Board on December 16, 2015 (the "Web IV Proceeding"). The rates for non-subscription services, such as our ad-supported service, were set at $0.0017 per play and the rates for subscription services, such as Pandora Plus, were set at $0.0022 per play for the five-year period from 2016 through 2020. Sound recordings streamed under the statutory license and paid at the Web IV Proceeding rates can only be played in radio mode on our services. These sound recordings cannot be played on-demand or offline and are not eligible for replay or additional skips.

Content acquisition costs for musical works are negotiated with and paid to performing rights organizations ("PROs") such as the American Society of Composers, Authors and Publishers ("ASCAP"), Broadcast Music, Inc. ("BMI"), SESAC, Inc. ("SESAC") and Global Music Rights and directly to publishing companies. Content acquisition costs for the streaming of musical works on our ad-supported service are calculated such that each copyright holder receives its usage-based and ownership-based share of a royalty pool equal to 20% of the content acquisition costs paid by us for sound recordings on our ad-supported service. Content acquisition costs for the streaming of musical works on our subscription services are equal to the rates determined in accordance with the statutory license set forth in 17 U.S.C. §115 ("Section 115").

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

As a result of the structure of our license agreements, our ability to achieve and sustain profitability and operating leverage on our ad-supported service depends on our ability to increase our advertising revenue per thousand listener hours ("ad RPM") of streaming through increased advertising revenue across all of our delivery platforms.
Subscription Services
We monetize our subscription services through subscription payments made by users of the services. We drive subscriber growth by providing the world's most powerful music discovery platform, offering a personalized experience for each of our listeners and investing in marketing and free-trials to promote our service.
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

The below table sets forth the detail of the change in paid subscribers in the nine months ended September 30, 2017, which includes paid subscribers as of December 31, 2016, net new subscribers during the nine months ended September 30, 2017 and paid subscribers as of September 30, 2017.

Subscribers
(in millions)
Paid subscribers as of December 31, 2016	4.39
Net new paid subscribers	0.80
Paid subscribers as of September 30, 2017	5.19

Penetration rate

Penetration rate is defined as paid subscribers divided by total trailing 30-day active users. We track penetration rate as it is an indicator of the relative scale of our subscriber base. Our penetration rate as of September 30, 2017 was 7.0%.

Average revenue per paid subscriber ("ARPU") and average licensing costs per paid subscriber ("LPU")

ARPU is defined as average monthly revenue per paid subscriber on our subscription services. LPU is defined as average monthly content acquisition costs per paid subscriber on our subscription services. We believe ARPU to be the central top-line indicator for evaluating the results of our monetization efforts on our subscription services. We track LPU because it is a key measure of our ability to manage costs for our subscription services. The below table sets forth our ARPU and LPU for our subscription services for the three and nine months ended September 30, 2017.

	Three months ended September 30,		Nine months ended September 30,
	2016	2017	2016	2017
Subscription ARPU	N/A	$5.58	N/A	$5.05
Subscription LPU	N/A	$3.87	N/A	$3.33

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

The table below sets forth our total listener hours for the three and nine months ended September 30, 2016 and 2017.

	Three months ended September 30,		Nine months ended September 30,
	2016	2017	2016	2017
Service	(in billions)		(in billions)
Advertising	4.71	3.91	14.53	12.49
Subscription	0.69	1.24	2.04	3.09
Total	5.40	5.15	16.57	15.58

Active users
We track the number of active users as an additional indicator of the breadth of audience we are reaching at a given time. We define active users as the number of distinct registered users, including subscribers, that have requested audio from our servers within the trailing 30 days to the end of the final calendar month of the period. The number of active users may overstate the number of unique individuals who actively use our service, as one individual may register for, and use, multiple accounts. We include active users who only request non-radio content offerings in the definition of active users.
The table below sets forth our total active users as of September 30, 2016 and 2017.

	As of September 30,
	2016	2017
	(in millions)
Active users—all services	77.9	73.7
Advertising-based service

Advertising RPM

We track ad RPM for our non-subscription, ad-supported service because it is a key indicator of our ability to monetize advertising inventory created by our listener hours. We focus on ad RPM across all of our delivery platforms. We believe ad RPM to be the central top-line indicator for evaluating the results of our monetization efforts. Ad RPM is calculated by dividing advertising revenue by the number of thousands of listener hours of our advertising-based service.

Advertising Content Acquisition Costs per Thousand Listener Hours ("ad LPM")

We track ad LPM for our non-subscription, ad-supported service across all delivery platforms. Prior to September 15, 2016, the content acquisition costs included in our ad LPM calculations were relatively fixed, with scheduled annual rate adjustments. Subsequent to September 15, 2016, the content acquisition costs included in our ad LPM calculations are based on the rates set by our license agreements with record labels, PROs and music publishers or the Web IV rates if we have not entered into a license agreement with the copyright owner of a particular sound recording.

Period-to-period results should not be regarded as precise nor can they be relied upon as indicative of results for future periods. In addition, as our business matures and in response to technological evolutions, we anticipate that the relevant indicators we monitor for evaluating our business may change.
The table below sets forth our RPM and LPM for our ad-supported service for the three and nine months ended September 30, 2016 and 2017.

	Three months ended September 30,		Nine months ended September 30,
	2016	2017	2016	2017
Advertising RPM	$58.10	$70.27	$52.26	$62.08
Advertising LPM	$31.60	$37.01	$30.90	$35.36
*The calculation of RPM does not include revenue generated by Ticketfly or Next Big Sound.

Advertising RPM
For the three months ended September 30, 2017 compared to 2016, the increase in ad RPM was primarily due to an increase in the average price per ad due to improved monetization of our advertising product.
For the nine months ended September 30, 2017 compared to 2016, the increase in ad RPM was primarily due to an increase in the number of ads sold.
Advertising LPM
For the three and nine months ended September 30, 2017 compared to 2016, the increase in ad LPM was primarily due to rate increases and minimum guarantee accruals related to our direct license agreements with major and independent labels, distributors, PROs and publishers in comparison to the statutory rates used to calculate our content acquisition costs for the majority of the three and nine months ended September 30, 2016.
Basis of Presentation and Results of Operations

The following table presents our results of operations for the periods indicated as a percentage of total revenue. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three months ended September 30,		Nine months ended September 30,
	2016	2017	2016	2017
Revenue
Advertising	78%	73%	77%	73%
Subscription and other	16	22	17	20
Ticketing service	6	5	7	7
Total revenue	100	100	100	100
Cost of revenue
Cost of revenue—Content acquisition costs	50	54	53	55
Cost of revenue—Other	7	7	7	7
Cost of revenue—Ticketing service	4	3	5	5
Total cost of revenue	61	64	64	67
Gross profit	39	36	36	33
Operating expenses
Product development	10	10	10	11
Sales and marketing	33	28	36	35
General and administrative	12	13	13	14
Goodwill impairment	—	—	—	12
Contract termination (benefit) fees	—	—	—	2
Total operating expenses	54	51	59	75
Loss from operations	(16)	(16)	(24)	(42)
Interest expense	(2)	(2)	(2)	(2)
Other income, net	—	—	—	—
Total other expense, net	(2)	(2)	(2)	(2)
Loss before (provision for) benefit from income taxes	(17)	(17)	(26)	(44)
(Provision for) benefit from income taxes	—	—	—	—
Net loss	(17)	(17)	(25)	(44)
Net loss available to common stockholders	(17)%	(22)%	(25)%	(47)%

(1) Includes stock-based compensation as follows:
Cost of revenue - Other	0.4%	0.2%	0.5%	0.2%
Cost of revenue - Ticketing service	—	—	—	—
Product development	2.1	2.2	2.3	2.4
Sales and marketing	4.2	3.7	4.4	4.0
General and administrative	2.5	1.8	3.3	2.6
Note: Amounts may not recalculate due to rounding

Revenue

	Three months ended September 30,			Nine months ended September 30,
	2016	2017	$ Change	2016	2017	$ Change
	(in thousands)			(in thousands)
Revenue
Advertising	$273,716	$275,741	$2,025	$759,150	$777,253	$18,103
Subscription and other	56,100	84,414	28,314	165,957	218,192	52,235
Ticketing service	22,085	18,484	(3,601)	67,121	76,032	8,911
Total revenue	$351,901	$378,639	$26,738	$992,228	$1,071,477	$79,249

Advertising revenue

We generate advertising revenue primarily from audio, display and video advertising, which is typically sold on a cost-per-thousand impressions, or CPM, basis. Advertising campaigns typically range from one to twelve months, and advertisers generally pay us based on the number of delivered impressions or the satisfaction of other criteria, such as click-through rates. We also have arrangements with advertising agencies under which these agencies sell advertising inventory on our service directly to advertisers. We report revenue under these arrangements net of amounts due to agencies. For the three months ended September 30, 2016 and 2017 and the nine months ended September 30, 2016 and 2017, advertising revenue accounted for 78% , 73%, 77% and 73% of our total revenue, respectively. We expect that advertising will comprise a substantial majority of revenue for the foreseeable future.

For the three months ended September 30, 2017 compared to 2016, advertising revenue increased $2.0 million or 1%, primarily due to an increase in the average price per ad, offset by a decrease in the number of ads sold.

For the nine months ended September 30, 2017 compared to 2016, advertising revenue increased $18.1 million or 2%, primarily due to an increase in the number of ads sold.

Subscription and other revenue

Subscription and other revenue is generated primarily through the sale of monthly or annual paid subscriptions to Pandora Plus and Pandora Premium. Pandora Plus is a paid, ad-free version of the Pandora service that includes replays, additional skipping, offline listening, higher quality audio on supported devices and longer timeout-free listening. Pandora Premium is a paid, ad-free version of the Pandora service that also offers a unique, on-demand experience, providing users with the ability to search, play and collect songs and albums, build playlists on their own or with the tap of a button and automatically generates playlists based on their listening activity. Subscription revenue is recognized on a straight-line basis over the duration of the subscription period. For the three months ended September 30, 2016 and 2017 and the nine months ended September 30, 2016 and 2017, subscription and other revenue accounted for 16%, 22%, 17% and 20% of our total revenue, respectively.

For the three months ended September 30, 2017 compared to 2016, subscription and other revenue increased $28.3 million or 50%, primarily due to an approximate 30% increase in the number of subscribers and an approximate 15% increase in the average price per paid subscriber due to the launch of Pandora Premium.

For the nine months ended September 30, 2017 compared to 2016, subscription and other revenue increased $52.2 million or 31%, primarily due to an approximate 30% increase in the number of subscribers.

Ticketing service

Ticketing service revenue is generated primarily from service and merchant processing fees generated on ticket sales through the Ticketfly platform. Ticketfly sells tickets to fans for events on behalf of clients and charges a fee per ticket, which generally increases as the face value of the ticket increases, or a percentage of the total convenience charge and order processing fee, for its services at the time the ticket for an event is sold. Ticketing service revenue is recorded net of the face value of the ticket at the time of the sale, as Ticketfly generally acts as the agent in these transactions. For the three months ended September 30, 2016 and 2017 and the nine months ended September 30, 2016 and 2017, ticketing service revenue accounted for 6% , 5%, 7% and 7% of our total revenue, respectively. On September 1, 2017, we completed the sale of Ticketfly to Eventbrite. Ticketing service revenue is included in our Condensed Consolidated Statements of Operations for the period from January 1, 2017 to September 1, 2017. Ticketing service revenue does not include revenue subsequent to the disposition of Ticketfly. Refer to Note 6 "Dispositions" in the Notes to Condensed Consolidated Financial Statements for further details on the Ticketfly disposition.

For the three months ended September 30, 2017 compared to 2016, ticketing service revenue decreased $3.6 million or 16%, primarily due to a decrease in the number of tickets sold, excluding box office sales, as a result of the sale of Ticketfly on September 1, 2017.

For the nine months ended September 30, 2017 compared to 2016, ticketing service revenue increased $8.9 million or 13%, primarily due to an increase in the number of tickets sold, excluding box office sales.

Costs and Expenses

Cost of revenue consists of cost of revenue—content acquisition costs, cost of revenue—other and cost of revenue— ticketing. Our operating expenses consist of product development, sales and marketing, general and administrative costs, goodwill impairment and contract termination fees (benefit). Cost of revenue—content acquisition costs are the largest component of our costs and expenses, followed by employee-related costs, which include stock-based compensation expenses.

Cost of revenue—Content acquisition costs

	Three months ended September 30,			Nine months ended September 30,
	2016	2017	$ Change	2016	2017	$ Change
	(in thousands)			(in thousands)
Cost of revenue—Content acquisition costs	$174,334	$204,222	$29,888	$522,231	$587,517	$65,286

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

During the three and nine months ended September 30, 2017, the majority of our content acquisition costs were calculated using negotiated rates in direct license agreements with record labels, music publishers and PROs. Depending on the applicable service, our sound recording license agreements generally require us to pay either a per-performance fee based on the number of sound recordings we transmit, a percentage of revenue associated with the service, or a per-subscriber minimum amount, all generally subject to certain discounts. For our ad-supported service, the majority of our content acquisition costs for musical works are based on a percentage of content acquisition costs paid for sound recordings. For our subscription services, content acquisition costs for musical works are determined in accordance with the statutory license set forth in 17 U.S.C. § 115. Certain of our direct license agreements are also subject to minimum guarantee payments, some of which are paid in advance and amortized over the minimum guarantee period. For certain content acquisition arrangements, we accrue for estimated content acquisition costs based on the available facts and circumstances and adjust these estimates as more information becomes available. For additional information, see above in "Factors Affecting Our Business Model—Content Acquisition Costs".

For the three months ended September 30, 2017 compared to 2016, content acquisition costs increased $29.9 million or 17% and content acquisition costs as a percentage of total revenue increased from 50% to 54%, primarily due to rate increases and minimum guarantee accruals related to our direct license agreements with major and independent labels, distributors, PROs and publishers in comparison to the statutory rates used to calculate our content acquisition costs for the majority of the three months ended September 30, 2016.

For the nine months ended September 30, 2017 compared to 2016, content acquisition costs increased $65.3 million or 13% and content acquisition costs as a percentage of total revenue increased from 53% to 55%, primarily due to rate increases and minimum guarantee accruals related to our direct license agreements with major and independent labels, distributors, PROs and publishers in comparison to the statutory rates used to calculate our content acquisition costs for the majority of the nine months ended September 30, 2016.

Cost of revenue—Other

	Three months ended September 30,			Nine months ended September 30,
	2016	2017	$ Change	2016	2017	$ Change
	(in thousands)			(in thousands)
Cost of revenue—Other	$25,896	$27,287	$1,391	$72,197	$80,259	$8,062

Cost of revenue—other consists primarily of ad and music serving costs, employee-related costs, facilities and equipment costs, other costs of ad sales and amortization expense related to acquired intangible assets and internal-use software. In the nine months ended September 30, 2017 we reallocated headcount from cost of revenue—other to other financial statement line items due to a reorganization of the company as a result of a change in company strategy. Ad and music serving costs consist of content streaming, maintaining our internet radio and on-demand subscription services and creating and serving advertisements through third-party ad servers. We make payments to third-party ad servers for the period the advertising impressions are delivered or click-through actions occur, and accordingly, we record this as a cost of revenue in the related period. Employee-related costs include salaries and benefits associated with supporting music and ad-serving functions. Other costs of ad sales include costs related to music events that are included as part of certain of our advertising arrangements.

For the three months ended September 30, 2017 compared to 2016, cost of revenue—other increased $1.4 million or 5%, primarily due to a $2.0 million increase in amortization expense of internal-use software and a $1.6 million increase in amortization expense of acquired intangible assets, offset by a $2.7 million decrease in employee-related costs driven by a decrease in average headcount related to the reorganization of the company as a result of a change in company strategy and the reduction in force in the first quarter of 2017.

For the nine months ended September 30, 2017 compared to 2016, cost of revenue—other increased $8.1 million or 11%, primarily due to a $4.8 million increase in ad and music serving costs, a $4.5 million increase in amortization expense of internal-use software and a $3.1 million increase in amortization expense of acquired intangible assets, both of which were driven by the launch of Pandora Premium, and a $3.6 million increase in other costs of ad sales. This was offset by an $8.6 million decrease in employee-related costs driven by a decrease in average headcount related to the reorganization of the company as a result of a change in company strategy and the reduction in force in the first quarter of 2017.

Cost of revenue—Ticketing service

	Three months ended September 30,			Nine months ended September 30,
	2016	2017	$ Change	2016	2017	$ Change
	(in thousands)			(in thousands)
Cost of revenue—Ticketing service	$15,318	$11,269	$(4,049)	$45,223	$50,397	$5,174

Cost of revenue—ticketing service consists primarily of ticketing revenue share costs, hosting costs, credit card fees and other cost of revenue and intangible amortization expense. The majority of these costs are related to revenue share costs, which consist of fees paid to clients for their share of convenience and order processing fees. Intangible amortization expense is related to amortization of developed technology acquired in connection with the Ticketfly acquisition. On September 1, 2017, we completed the sale of Ticketfly to Eventbrite. Cost of revenue—ticketing service is included in our Condensed Consolidated Statements of Operations for the period from January 1, 2017 to September 1, 2017. Cost of revenue—ticketing service does not include costs subsequent to the disposition of Ticketfly. Refer to Note 6 "Dispositions" in the Notes to Condensed Consolidated Financial Statements for further details on the Ticketfly disposition.

For the three months ended September 30, 2017 compared to 2016, cost of revenue—ticketing service decreased $4.0 million or 26%, primarily due to a $1.5 million decrease in revenue share costs driven by a decrease in ticketing service revenue of 16%. The decrease in ticketing service revenue was primarily due to a decrease in the number of tickets sold, excluding box office sales, as a result of the sale of Ticketfly on September 1, 2017.

For the nine months ended September 30, 2017 compared to 2016, cost of revenue—ticketing service increased $5.2 million or 11%, primarily due to a $6.1 million increase in revenue share costs driven by an increase in ticketing service revenue of 13%, offset by a $1.9 million decrease in amortization of acquired intangible assets, as these assets were classified as held for sale and no amortization was recorded for the period from June 2017 through the sale date of September 1, 2017.

Gross margin

	Three months ended September 30,			Nine months ended September 30,
	2016	2017	$ Change	2016	2017	$ Change
	(in thousands)			(in thousands)
Gross profit
Total revenue	$351,901	$378,639	$26,738	$992,228	$1,071,477	$79,249
Total cost of revenue	215,548	242,778	27,230	639,651	718,173	78,522
Gross profit	$136,353	$135,861	$(492)	$352,577	$353,304	$727
Gross margin	39%	36%		36%	33%

For the three months ended September 30, 2017 compared to 2016, gross margin decreased from 39% to 36% as the growth in cost of revenue—content acquisition costs outpaced the growth in revenue due to rate increases and minimum guarantee accruals related to our direct license agreements with major and independent labels, distributors, PROs and publishers in comparison to the statutory rates used to calculate our content acquisition costs for the majority of the three months ended September 30, 2016.

For the nine months ended September 30, 2017 compared to 2016, gross margin decreased from 36% to 33% as the growth in cost of revenue—content acquisition costs outpaced the growth in revenue due to rate increases and minimum guarantee accruals related to our direct license agreements with major and independent labels, distributors, PROs and publishers in comparison to the statutory rates used to calculate our content acquisition costs for the majority of the nine months ended September 30, 2016.

Product development

	Three months ended September 30,			Nine months ended September 30,
	2016	2017	$ Change	2016	2017	$ Change
	(in thousands)			(in thousands)
Product development	$33,560	$39,469	$5,909	$102,731	$120,290	$17,559

Product development consists primarily of employee-related costs, including salaries and benefits related to employees in software engineering, music analysis and product management departments, facilities and equipment costs, information technology and amortization expense related to acquired intangible assets. We incur product development expenses primarily for improvements to our website and the Pandora app, development of new services and enhancement of existing services, development of new advertising products and development and enhancement of our personalized playlisting system. We have generally expensed product development as incurred. These amounts are offset by costs that we capitalize to develop software for internal use. Certain website development and internal use software development costs are capitalized when specific criteria are met. In such cases, the capitalized amounts are amortized over the useful life of the related application once the application is placed in service.

For the three months ended September 30, 2017 compared to 2016, product development expenses increased by $5.9 million or 18%, primarily due to a $4.3 million decrease in capitalized personnel costs driven by an increase in costs that were not capitalized, as these related to minor enhancements to and maintenance of Pandora Premium, which was launched in April 2017. The increase was also due to an increase in employee related costs of $2.6 million as a result of an increase in average headcount.

For the nine months ended September 30, 2017 compared to 2016, product development expenses increased by $17.6 million or 17%, primarily due to a $9.9 million increase in employee-related costs driven by an increase in average headcount and a $7.1 million decrease in capitalized personnel costs driven by an increase in costs that were not capitalized, as these related to minor enhancements to and maintenance of Pandora Premium, which was launched in April 2017. This was offset by a $3.3 million decrease in amortization of acquired intangible assets.

Sales and marketing

	Three months ended September 30,			Nine months ended September 30,
	2016	2017	$ Change	2016	2017	$ Change
	(in thousands)			(in thousands)
Sales and marketing	$116,091	$107,588	$(8,503)	$357,113	$378,581	$21,468

Sales and marketing consists primarily of employee-related costs, including salaries, commissions and benefits related to employees in sales, sales support, marketing, advertising and music makers group departments, and facilities and equipment costs. In addition, sales and marketing expenses include transaction processing commissions on subscription purchases through mobile app stores, external sales and marketing expenses, such as brand marketing, advertising, customer acquisition, direct response and search engine marketing costs, public relations expenses, costs related to music events, agency platform and media measurement expenses and amortization expense related to acquired intangible assets.

For the three months ended September 30, 2017 compared to 2016, sales and marketing expenses decreased $8.5 million or 7%, primarily due to a $5.5 million decrease in employee-related costs driven by a decrease in average headcount, a $4.6 million decrease in external sales and marketing expenses, driven by our advertising campaigns launched in the three months ended September 30, 2016 related to Pandora Plus and a $1.6 million decrease in amortization of acquired intangible assets due to the sale of Ticketfly. This was offset by a $5.1 million increase in subscription commissions driven by an increase in subscribers as a result of the launch of Pandora Premium.

For the nine months ended September 30, 2017 compared to 2016, sales and marketing expenses increased $21.5 million or 6%, primarily due to a $12.3 million increase in external sales and marketing expenses, driven by our brand campaigns for Pandora Premium launched in the nine months ended September 30, 2017, a $3.9 million increase in facilities and equipment expenses related to an increase in expensed software, a $3.4 million increase in subscription commissions driven by an increase in subscribers as a result of the launches of Pandora Plus and Pandora Premium and a $2.8 million increase in employee-related costs, primarily due to severance costs incurred in connection with the reduction in force in the first quarter of 2017 and the dissolution of the Australia and New Zealand business operations.

General and administrative

	Three months ended September 30,			Nine months ended September 30,
	2016	2017	$ Change	2016	2017	$ Change
	(in thousands)			(in thousands)
General and administrative	$41,909	$48,171	$6,262	$129,193	$150,650	$21,457

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

For the three months ended September 30, 2017 compared to 2016, general and administrative expenses increased $6.3 million or 15%, primarily due to a $9.4 million loss on the sale of Ticketfly on September 1, 2017, offset by a $3.2 million decrease in employee-related costs driven by a decrease in average headcount as a result of the reduction in force in the first quarter of 2017.

For the nine months ended September 30, 2017 compared to 2016, general and administrative expenses increased $21.5 million or 17%, primarily due to a $9.4 million loss on the sale of Ticketfly on September 1, 2017, an $8.2 million increase in provision for bad debt primarily related to our ticketing service and a $6.9 million increase in legal fees primarily related to the rate-setting proceedings under Section 115, offset by a $7.7 million decrease in employee-related costs primarily driven by a decrease in average headcount.

Goodwill impairment

	Three months ended September 30,			Nine months ended September 30,
	2016	2017	$ Change	2016	2017	$ Change
	(in thousands)			(in thousands)
Goodwill impairment	—	—	—	—	131,997	131,997

We had no goodwill impairment expense for the three months ended September 30, 2017.

For the nine months ended September 30, 2017, goodwill impairment was $132.0 million and consisted primarily of $131.7 million of impairment expense related to the write down of Ticketfly goodwill, which was based on the fair value of Ticketfly's net assets as implied by the original estimated purchase price of $184.5 million as of June 30, 2017. Refer to Note 6 "Dispositions" and Note 7 "Goodwill and Intangible Assets" in the Notes to Condensed Consolidated Financial Statements for further information on the goodwill impairment.

Contract termination fee (benefit)

	Three months ended September 30,			Nine months ended September 30,
	2016	2017	$ Change	2016	2017	$ Change
	(in thousands)			(in thousands)
Contract termination (benefit) fees	—	(423)	(423)	—	23,044	23,044

For the three months ended September 30, 2017, contract termination benefit was $0.4 million and consisted of a change in estimate of legal and professional fees related to the termination of the contractual commitment with KKR Classic Investors L.P. ("KKR"). In May 2017, we entered into an agreement to sell redeemable convertible preferred stock to KKR. In conjunction with the Series A, we terminated the contractual commitment to sell redeemable convertible preferred stock to KKR, which resulted in contract termination fees, including the related legal and professional fees.

For the nine months ended September 30, 2017, contract termination fees were $23.0 million and consisted of fees related to the termination of the contractual commitment with KKR.

Interest expense

Interest expense in the three and nine months ended September 30, 2017 consists primarily of interest expense on our 1.75% Convertible Senior Notes due 2020 and interest on our credit facility. Refer to Note 9 "Debt Instruments" in the Notes to Condensed Consolidated Financial Statements for further details on our Notes and credit facility.

Benefit from (provision for) income taxes

We have historically been subject to income taxes in the United States and various foreign jurisdictions. If we expand our operations to other foreign locations, we become subject to taxation based on the applicable foreign statutory rates and our effective tax rate could fluctuate accordingly.

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

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements and as of September 30, 2017 we had no such arrangements.

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

Ticketing Service

Ticketfly's results reflect the effects of seasonality related to the timing of events. Tickets for festivals, which constitute a significant portion of Ticketfly's business, typically go on sale during the first half of the year. As such, the Ticketfly business has historically experienced an increase in revenue in the first half of each year relative to the fourth quarter of the prior year. On September 1, 2017, we completed the sale of Ticketfly. Refer to Note 6 "Dispositions" in the Notes to Condensed Consolidated Financial Statements for further details on the Ticketfly disposition.

Liquidity and Capital Resources

As of September 30, 2017, we had cash, cash equivalents and investments totaling $499.4 million, which primarily consisted of cash and money market funds held at major financial institutions and investment-grade corporate debt securities.

Our principal uses of cash during the three and nine months ended September 30, 2017 were funding our operations, as described below, repaying our credit facility and capital expenditures.

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

Our Indebtedness

Credit Facility

We are party to a $120.0 million credit facility with a syndicate of financial institutions, which expires on September 12, 2018. In September 2016, we borrowed $90.0 million from the credit facility to enhance our working capital position. This amount was repaid in full in September 2017.

As of September 30, 2017, we had no outstanding borrowings, $1.2 million in letters of credit outstanding and $118.8 million of available borrowing capacity under the credit facility. We are in compliance with all financial covenants associated with the credit facility as of September 30, 2017.

1.75% Convertible Senior Notes Due 2020

On December 9, 2015, we completed an unregistered Rule 144A offering of $345.0 million aggregate principal amount of our 1.75% Convertible Senior Notes due 2020. The net proceeds from the sale of the Notes were approximately $336.5 million, after deducting the initial purchaser’s fees and other estimated expenses. We used approximately $43.2 million of the net proceeds to pay the cost of the capped call transactions. Refer to Note 9 "Debt Instruments" in the Notes to Condensed Consolidated Financial Statements for further details on our Notes.

Redeemable Convertible Preferred Stock

In June 2017, we entered into an agreement with Sirius XM Radio, Inc. ("Sirius XM") to sell 480,000 shares of Series A redeemable convertible preferred stock ("Series A") for $1,000 per share, with gross proceeds of $480.0 million. The Series A shares were issued in two rounds: an initial closing of 172,500 shares for $172.5 million that occurred on June 9, 2017 upon signing the agreement with Sirius XM, and an additional closing of 307,500 shares for $307.5 million that occurred on September 22, 2017 upon the receipt of antitrust clearance and the completion of other customary closing conditions. Refer to Note 10 "Redeemable Convertible Preferred Stock" in the Notes to Condensed Consolidated Financial Statements for further details on the redeemable convertible preferred stock.

Capital Expenditures

Consistent with previous periods, future capital expenditures will primarily focus on acquiring additional hosting and general corporate infrastructure. Our access to capital is adequate to meet our anticipated capital expenditures for our current plans.

Historical Trends

The following table summarizes our cash flow data for the nine months ended September 30, 2016 and 2017.

	Nine months ended September 30,
	2016	2017
	(in thousands)
Net cash used in operating activities	$(179,073)	$(218,627)
Net cash (used in) provided by investing activities	(43,755)	135,063
Net cash provided by financing activities	96,248	376,564

Operating activities

In the nine months ended September 30, 2017, net cash used in operating activities was $218.6 million and primarily consisted of our net loss of $473.6 million, which was partially offset by non-cash charges of $314.6 million, primarily related to $132.0 million in goodwill impairment, $98.3 million in stock-based compensation expense and $49.1 million in depreciation and amortization expense. Net cash used in operating activities also included an increase in prepaid content acquisition costs of $33.8 million, an increase in prepaid and other current assets of $18.0 million, a decrease in accrued compensation of $12.6 million and an increase in accounts receivable of $11.3 million, offset by a decrease in accrued content acquisition costs of $6.1 million. Net cash used in operating activities increased by $39.6 million from the nine months ended September 30, 2016, primarily due to an increase in our net loss of $220.7 million, offset by an increase in goodwill impairment of $132.0 million and changes in working capital of $30.6 million.

Investing activities

In the nine months ended September 30, 2017, net cash provided by investing activities was $135.1 million and included $125.4 million in proceeds from sales of subsidiaries, net of cash and $37.1 million in proceeds from maturities of investments, offset by $13.9 million of capital expenditures for internal-use software and $12.9 million of capital expenditures for leasehold improvements and server equipment. Net cash provided by investing activities increased by $178.8 million from the nine months ended September 30, 2016, primarily due to an increase in net proceeds from sales of subsidiaries of $125.4 million and a decrease in capital expenditures for leasehold improvements and server equipment of $33.5 million.

Financing activities

In the nine months ended September 30, 2017, net cash provided by financing activities was $376.6 million and included $480.0 million in proceeds from the issuance of redeemable convertible preferred stock, offset by $90.0 million in repayment of debt and $29.3 million in cash paid for issuance costs. Net cash provided by financing activities increased $280.3 million from the nine months ended September 30, 2016 primarily due to an increase in proceeds from the issuance of redeemable convertible preferred stock of $480.0 million, offset by a decrease in borrowings under debt arrangements of $90.0 million, an increase in repayment of debt of $90.0 million and an increase in payments of issuance costs of $29.3 million.

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

Stock-based compensation expense is recorded in the statement of operations for only those stock-based awards that will vest. In the first quarter of 2017 we adopted new accounting guidance from the Financial Accounting Standards Board ("FASB") on stock compensation, or ASU 2016-09, as described in "Recently Adopted Accounting Standards" in Note 2 of the "Notes to Condensed Consolidated Financial Statements" and have elected to account for forfeitures as they occur, rather than estimating expected forfeitures. In addition, we recognize all income tax effects of awards in the income statement when the awards vest or are settled as required by ASU 2016-09.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on this evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before deciding to invest in our common stock, you should carefully consider each of the risk factors described in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, which supersede the description of risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. Those risks and the risks described in this Quarterly Report on Form 10-Q, including in the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," could materially harm our business, financial condition, operating results, cash flow and prospects. If that occurs, the trading price of our common stock could decline, and you may lose all or part of your investment.

There have been no material changes to the Risk Factors described under “Part II - Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, other than as set forth below. The risk factors below, all of which originally appear in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, have been updated to reflect subsequent developments relevant to such risk factors.

Risks Related to Our Business

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

In addition, we recently concluded that operating Ticketfly is no longer part of our strategy, and as such agreed to sell Ticketfly to a third party. The sale price in this disposition of Ticketfly is substantially less that we paid to acquire Ticketfly in 2015. This disposition has also required, and continues to require, significant attention by our management and board of directors, and has caused us to incur significant expenses related to the sale. While we entered into a commercial arrangement with the purchaser that we anticipate will afford us some of the benefits we had sought to obtain when we purchased Ticketfly, we may not realize the expected benefits of this commercial agreement. Further, we will be subject to potential liability for indemnities we have agreed to in the sale agreement.

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

 We remain liable for potential sales tax and other tax liabilities related to our ownership of the Ticketfly business .

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

Ticketfly is not the seller of tickets sold on the Ticketfly platform. Instead it facilitates the transaction between its venue partners and customers. If a taxing jurisdiction were to treat Ticketfly as the seller and liable for the tax of the venue partners or customers, it could result in a material liability.

Ticketfly does not currently calculate all applicable indirect taxes on the fees charged when a customer purchases tickets on the Ticketfly platform. Some jurisdictions may interpret their law in a manner that would require Ticketfly to calculate, collect and remit the applicable indirect taxes on the entire charges. Such an interpretation could negatively impact our customers and our business.

We closed the sale of Ticketfly to Eventbrite pursuant to the Ticketfly Purchase Agreement on September 1, 2017, but we remain obligated to indemnify Eventbrite for any taxes, including indirect taxes, owed with respect to any period ending on or before the closing date of the sale of Ticketfly to Eventbrite (including any period prior to our acquisition of Ticketfly). As described above, such indirect taxes for which we are required to indemnify Eventbrite could be material.

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

The Initial Closing occurred on June 9, 2017, whereby Sirius paid to the Company $172.5 million in exchange for 172,500 shares of Series A redeemable convertible preferred stock. The Additional Closing occurred on September 22, 2017 whereby the Company issued and sold to Sirius 307,500 shares of Series A Preferred Stock for $307.5 million. As of October 31, 2017, these shares represented approximately 16.0% of our outstanding common stock, on an as-converted basis. Holders of Series A redeemable convertible preferred stock are entitled to a cumulative dividend at the rate of 6.0% per annum, payable quarterly in arrears. Beginning on September 22, 2017, the Series A redeemable convertible preferred stock is convertible at the option of the holders at any time into shares of common stock at an initial conversion price of $10.50 per share of common stock and an initial conversion rate of 95.2381 shares of common stock per share of Series A redeemable convertible preferred stock, subject to certain customary anti-dilution adjustments. Any conversion of Series A redeemable convertible preferred stock may be settled by the Company, at our option, in shares of common stock, cash or any combination thereof. However, subject to explicit stockholder approval, the Series A redeemable convertible preferred stock may not be converted into more than 19.99% of our outstanding common stock.

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

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-172215	3.1	4/4/2011
3.02	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	001-35198	3.02	7/26/2016
3.03	Amended and Restated Bylaws	S-1/A	333-172215	3.2	4/4/2011
3.04	Certificate of Amendment to the Amended and Restated Bylaws	10-Q	001-35198	3.04	7/26/2016
3.05	Certificate of Amendment to the Amended and Restated Bylaws	8-K	001-35198	3.1	3/2/2017
3.06	Certificate of Amendment to the Amended and Restated Bylaws	8-K	001-35198	3.1	3/16/2017
3.07	Certificate of Amendment to the Amended and Restated Bylaws	8-K	001-35198	3.1	3/30/2017
3.08	Certificate of Amendment to the Amended and Restated Bylaws	8-K	001-35198	3.1	4/14/2017
3.09	Certificate of Amendment to the Amended and Restated Bylaws	8-K	001-35198	3.1	4/27/2017
3.10	Certificate of Amendment to the Amended and Restated Bylaws	8-K	001-35198	3.2	9/26/2017
3.11	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	001-35198	3.1	6/14/2017
10.01†*	Separation Agreement and General Release between Tim Westergren and Pandora Media, Inc., dated July 15, 2017						X
10.02†	First Amendment to Offer Letter with Naveen Chopra, dated August 7, 2017						X
10.03†	Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan between Naveen Chopra and Pandora Media, Inc., dated August 7, 2017						X
10.04†	Amended and Restated Executive Severance and Change of Control Policy, dated as of August 9, 2017	8-K	001-35198	10.1	8/14/2017
10.05†*	Offer Letter with Roger Lynch, dated August 9, 2017						X

10.06†*	Separation Agreement and General Release between Michael Herring and Pandora Media, Inc., dated August 15, 2017	X
10.07	Amendment No. 1 to Membership Interest Purchase Agreement, dated as of June 9, 2017 by and among Eventbrite, Inc., Pandora Media, Inc., and Ticketfly, LLC, dated September 1, 2017	X
10.08†	Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan between Roger Lynch and Pandora Media, Inc., dated September 18, 2017	X
10.09†	Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan between Roger Lynch and Pandora Media, Inc., dated September 18, 2017	X
10.10†	Option Agreement under the 2011 Equity Incentive Plan between Roger Lynch and Pandora Media, Inc., dated September 18, 2017	X
31.01	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 8 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101. INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101. SCH	XBRL Taxonomy Schema Linkbase Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101. DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

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

PANDORA MEDIA, INC.

Date: November 2, 2017	By:	/s/ Naveen Chopra
Naveen Chopra
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)