Form 10-K
period 2017-12-31
Pandora Media, Inc.
filed 2018-02-26
CIK 1230276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒     No  ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

          Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

          The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2017 (the last business day of the registrant's most recently completed second quarter), based on the closing price of such stock on The New York Stock Exchange on such date was approximately $1,189 million. This calculation excludes the shares of common stock held by executive officers, directors and stockholders whose ownership exceeds 5% outstanding at June 30, 2017. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

          On February 21, 2018 the registrant had 254,884,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement for the registrant’s 2018 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed within 120 days of the end of the fiscal year ended December 31, 2017, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

Overview

Pandora—Streaming Radio and On-Demand Music Services

Pandora is the world’s most powerful music discovery platform, offering a personalized experience for each of our listeners wherever and whenever they want to listen to music—whether through mobile devices, car speakers or connected devices in the home. Unlike traditional radio that broadcasts the same content at the same time to all of its listeners, we enable our listeners to create personalized stations and playlists, as well as search and play songs and albums on-demand. The Music Genome Project, our content programming algorithms and data collected from our listeners power our ability to predict listener music preferences, play music content suited to the tastes of each individual listener and introduce listeners to the music we think they will love. Founded by musicians, Pandora also empowers artists with valuable data and tools to help grow their audience and connect with their fans.

Pandora is available as an ad-supported radio service, a radio subscription service called Pandora Plus and an on-demand subscription service called Pandora Premium. The majority of our listener hours occur on mobile devices, with the majority of our revenue generated from advertising on our ad-supported radio service on these devices. With billions of data points that help us understand our users' preferences, we offer both local and national advertisers the opportunity to deliver targeted messages to our listeners using a combination of audio, display and video advertisements. We also generate increasing revenue from our subscription offerings.

For the year ended December 31, 2017, we streamed 20.61 billion hours of content, and as of December 31, 2017, we had 74.7 million active users during the trailing 30-day period and 5.48 million paid subscribers. Since we first launched our ad-supported service in 2005, our listeners have created over 12 billion stations.

Pandora—Ad-Supported Radio Service

Our ad-supported service allows listeners to access our catalog of music, comedy, livestreams and podcasts through our personalized playlist generating system for free across all of our delivery platforms. Our ad-supported service is valued by lean-back listeners, as it uses the Music Genome Project to instantly generate a station that plays music we think that listener will enjoy. Over time, this service has evolved by using data science to further tailor the listener experience based on listener reactions to the content we pick. Listeners also have the ability to add variety to and rename stations, which further allows for the personalization of the service. We also offer listeners on our ad-supported service the option to gain temporary access to on-demand listening experience, which includes some features of our Pandora Premium service, in exchange for viewing a video ad. We call this experience Premium Access.

Pandora Plus—Subscription Radio Service

Pandora Plus is an ad-free, paid subscription version of the Pandora radio service that also includes replays, additional skipping of songs, offline listening, higher quality audio on supported devices and longer timeout-free listening. This service is valued by listeners who want the ability to have limited interactive features such as controlling skips and replays. Similar to the ad-supported service, the more the listener interacts with the platform, the more we tailor the content we recommend to the listener. Premium Access is also available to Pandora Plus listeners.

Pandora Premium—On-Demand Subscription Service

Our on-demand subscription service, Pandora Premium, launched in the United States in April 2017. Pandora Premium combines the radio features of Pandora Plus with a unique, on-demand experience, providing users with the ability to search, play and collect songs and albums, build playlists on their own or with the tap of a button, listen to curated playlists and share playlists on social networks. Unique to Pandora, a listener can create partial playlists and have Pandora complete the playlist based on the user's listening activity using the Music Genome Project.

Beyond song delivery, listeners can discover more about the music they hear by reading the history of their favorite artists and viewing artist photos. Mobile listeners also have access to customized listener profiles which leverage data science to showcase a listener’s musical identity by highlighting user data such as recent favorites, top artists of all time, playlists and thumbs. Our services also incorporate social networking features. Our music feed enables a real-time, centralized stream for listeners to view the music that their social connections are experiencing and to provide and receive recommendations for songs, albums and artists. Listeners can also share their stations, songs, albums or playlists through social media, messaging apps and email by using our share feature.

Ticketing Service

Prior to September 1, 2017, we operated a ticketing service through our former subsidiary Ticketfly, a leading live events technology company that provides ticketing and marketing software and services for clients, which are venues and event promoters, across North America. We completed the sale of Ticketfly on September 1, 2017. Refer to Note 5 "Dispositions" in the Notes to Consolidated Financial Statements for further details on the Ticketfly disposition.

Our Strategy

Drive and Retain Active Users

It is critical that we drive and retain active users. We believe that our three-tier offering, which includes our ad-supported service, Pandora Plus and Pandora Premium, provides listeners multiple ways to enjoy Pandora. Continued product development, including more focus on interactivity and voice, more effective marketing and expanded partnerships with CE providers, content platforms and others, are important elements of our efforts to drive and retain active users. Additionally, we are actively focused on offering content beyond music, such as podcasts.

Increase Monetization Opportunities

Pandora is a significant provider of digital audio advertising and we believe there is a large opportunity to expand monetization. These improvements will primarily be enabled by new technology development and are intended to yield a combination of incremental advertising capacity, optimized pricing and increased sell through.

Focus on Execution and Efficiencies

Digital audio and music is a large and growing market, but highly competitive. It is critical that we focus on execution and efficiencies. This includes focusing resources on strategic growth areas, accelerating product development cycles and increasing marketing effectiveness as well as managing content costs where possible.

In January 2018, we announced an organizational restructuring designed to prioritize our strategic growth initiatives and optimize overall business performance. The redesign shifts resources to focus on ad-tech and audience development efforts, while positioning the company for improved operating leverage over time. It also simplifies the organization into a flatter structure for smarter, faster execution.

Our Technologies

Pandora—Streaming Radio and On-Demand Music Services

At the heart of our service are proprietary personalization technologies, including the Music Genome Project and our radio and playlist generating algorithms.

Music Genome Project and Playlisting Algorithms

The Music Genome Project is a database of over 1.5 million uniquely analyzed songs from over 250 thousand artists, spanning over 660 genres and sub-genres, which our team of trained musicologists has developed one song at a time by evaluating and cataloging each song's particular attributes. The Music Genome Project database is a subset of our full catalog available to be played. Once we select music to become part of the Music Genome Project, our music analysts genotype the music by examining up to 450 attributes including objectively observable metrics such as tone and tempo, as well as subjective characteristics, such as lyrics, vocal texture and emotional intensity. Over time, our service has evolved by using data science to develop playlisting algorithms that further tailor the listener experience based on individual listener and broader audience reactions to the recordings we pick. We have integrated this technology into our on-demand music service, Pandora Premium, giving listeners the ability to search and play any track or album as well as offering unique playlist features tailored to each listener's distinct preferences. Listeners have the ability to search, play and collect songs and albums, build playlists on their own or with the tap of a button and automatically generate playlists based on their listening activity and the power of our Music Genome Project. Our team of curators, music analysts and data scientists have sifted through tens of millions of tracks to help listeners quickly find what they are looking for to create their own unique playlists. We employ rigorous hiring and training standards for selecting our music analysts, who typically have four-year degrees in music theory, composition or performance, and we provide them with intensive training in the Music Genome Project's precise methodology.

Next Big Sound ("NBS")

NBS Platform. NBS is the leading provider of online music analytics and insights tracking hundreds of thousands of artists around the world. NBS was founded in 2009 and tracks social, streaming and video data in one centralized platform. Sources range from Facebook and Twitter to Wikipedia, YouTube, Vevo, Instagram and many others. The NBS platform complements Pandora's Artist Marketing Platform ("AMP") and expands the suite of data-driven products that Pandora offers music makers and content partners.

Distribution and Partnerships

Pandora—Streaming Radio and On-Demand Music Services

A key element of our strategy is to make the Pandora service available in any environment that has internet connectivity. To this end, we make the Pandora service available through a variety of distribution channels. In addition to streaming our service to computers, we have developed Pandora mobile device applications ("apps") for smartphones and mobile operating systems, such as the iPhone and Android, and for tablets, including the iPad and Android tablets. We distribute those mobile apps free to listeners via app stores.

Pandora is integrated with connected devices, including automobiles, automotive aftermarket devices and consumer electronic devices, including many voice-based devices. Currently, most automobile integrations rely on smartphones for internet connectivity, which has enabled Pandora to be available in the best-selling passenger vehicles in the United States. Some automobiles are now using embedded, built-in internet connectivity to power the Pandora experience. These native integrations allow drivers to control the service via in-dash entertainment systems. As part of this ongoing effort to extend our reach in the car, we also built support for Android Auto and Apple CarPlay into our mobile applications. We expect these platforms will develop and grow significantly and help broaden our reach and provide consumers with additional flexibility for accessing Pandora in the car. As of December 31, 2017, approximately 35.2 million unique users have activated Pandora through a native integration in 27 major automobile brands and 8 automotive aftermarket manufacturers.

Additionally, Pandora is integrated with thousands of consumer electronic and voice-based devices, including Sonos, Fitbit, Roku, Google Home, Amazon Echo, Comcast Xfinity, Apple TV and Microsoft Xbox. These integrations have made it easier for listeners to personalize their music experience anywhere they listen to music.

Advertising Revenue

We derive the substantial majority of our revenue from the sale of audio, display and video advertising for delivery across our computer, mobile and other connected device platforms. We generate the majority of our revenue from mobile and other connected devices, which presents an opportunity for our current and potential advertisers to reach our audience anytime, anywhere that they enjoy music.

Our advertising products allow both local and national advertisers to target and connect with listeners based on attributes including age, gender, zip code and content preferences using multi-platform ad campaigns to target their advertising messages to listeners anytime and anywhere. In the years ended December 31, 2015, 2016 and 2017, advertising revenue accounted for approximately 80%, 77% and 73% of our total revenue, respectively. The year-over-year change in revenue mix is due to an increase in subscription revenue related to increased Pandora Plus and Pandora Premium subscribers.

Audio Advertising. Our audio advertising products allow custom audio messages to be delivered during content programming sessions via short ad interludes on our ad-supported service. Audio ads are available across all of our delivery platforms. On supported delivery platforms, audio ads can be accompanied by display ads to further enhance advertisers' messages. We are a significant provider of digital audio advertising in the United States.

Display Advertising. Our display advertising products offer opportunities to maximize advertising exposure to listeners of our ad-supported service on computers and mobile platforms. The graphical interface for our services on these delivery platforms is divided between our tuner, which contains our player controls and "now playing" information, and the information space surrounding our tuner. Our display ads include industry-standard banner ads of various sizes and placements within the information space surrounding our tuner, depending on the delivery platform and listener interaction.

Video Advertising. Our video advertising products allow delivery of rich, branded messages to further engage listeners of our ad-supported service. We currently offer video ad products, all of which are designed to play only upon listener interaction or opt-in, ensuring that advertisers have 100% share of the listener's attention during natural breaks accepted by an engaged audience. Some video ad products operate across our mobile and computer platforms, while others operate only on our mobile platform. All are designed to ensure they are viewable while playing, using interactions with Pandora to determine when a listener is engaged with the screen. Video Plus, Pandora’s newest mobile video product, enables listeners to elect to watch a video ad in return for limited access to features available in our subscription services, while brands pay only for 15 seconds of completed video view. Another video advertising product, Sponsored Listening, offers listeners one or four hours of uninterrupted music, in exchange for the listener’s active brand interaction, such as watching a video advertisement, interacting with rich media or visiting the advertiser's landing page.

Advertising Technologies. We have developed a suite of proprietary advertising technologies including order management, advertising serving and timing, native advertising formats, targeting and reporting. Given the ongoing evolution in advertising technologies, we plan to continue to invest aggressively in our ad tech to make Pandora a more efficient advertising partner and to become more competitive with our digital peers.

Native Advertising. Our audio, display and video advertising products can be designed and modified by us and by advertisers to tailor advertising campaigns to fit specific advertiser needs. Our advertisers can create custom "branded" stations from our music library that can be accessed by listeners of our ad-supported and subscription services, as well as engage listeners by allowing them to personalize the branded stations through listener-controlled variables.

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

Programmatic Advertising. We have a programmatic advertising solution that allows advertisers and agencies to purchase display advertising. We intend to continue investing in programmatic advertising solutions and are currently testing video and audio programmatic offerings. We believe this is an important element to improving monetization.

To enhance our ability to compete with local terrestrial radio stations for advertisers’ spending, our advertising inventory is integrated into the leading radio media buying platforms, Mediaocean and STRATA, and we are continuing to enhance the ability of radio advertisers to purchase media on these platforms, which incorporate Triton measurements of our radio audience reach side-by-side with terrestrial radio metrics.

We provide in-car advertising solutions, offering advertisers the opportunity to reach in-car audiences through audio ads running on vehicle models and aftermarket automotive devices with native Pandora automotive integrations.

In addition, we have invested in building a local advertising sales force in major radio markets. As of December 31, 2017, Pandora has 130 local sellers in 37 markets in the United States.

Our integration into standard radio media-buying processes and measurement, our in-car advertising solutions, our local advertising sales force and our programmatic advertising buying solution are key elements of our strategy to expand our penetration of the radio advertising market. Our success in executing this strategy is subject to numerous risks and uncertainties, including those described in Item 1A—"Risk Factors".

Subscription and Other Revenue

Subscription and other revenue is generated primarily through the sale of monthly or annual paid subscriptions to Pandora Plus and Pandora Premium. Subscription revenue is recognized on a straight-line basis over the duration of the subscription period. For the years ended December 31, 2015, 2016 and 2017, subscription and other revenue accounted for 19%, 16% and 22% of our total revenue, respectively.

Ticketing Service Revenue

Prior to the sale of Ticketfly on September 1, 2017, ticketing service revenue was generated primarily from service and merchant processing fees generated on ticket sales through the Ticketfly platform. Ticketfly sells tickets to fans for events on behalf of clients and charges either a fee per ticket or a percentage of the total convenience charge and order processing fee for its services at the time the ticket for an event is sold. Ticketing service revenue is recorded net of the face value of the ticket at the time of the sale, as Ticketfly generally acts as the agent in these transactions. For the years ended December 31, 2015, 2016 and 2017, ticketing service revenue accounted for approximately 1%, 6% and 5% of our total revenue. As Ticketfly was acquired on October 31, 2015, and subsequently sold on September 1, 2017, the consolidated statements of operations include ticketing service revenue for the two months ended December 31, 2015, the year ended December 31, 2016 and the period ended September 1, 2017. Ticketing service revenue does not include revenue subsequent to the disposition of Ticketfly. Refer to Note 5 "Dispositions" in the Notes to Consolidated Financial Statements for further details on the Ticketfly disposition.

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
Sound Recordings

For sound recordings, we pay content acquisition costs based on the terms of direct license agreements with major and independent music labels and distributors for the significant majority of the sound recordings we stream on our ad-supported service, Pandora Plus and Pandora Premium. Depending on the applicable service, these license agreements generally require us to pay either a per-performance fee based on the number of sound recordings we transmit, a percentage of revenue associated with the service, or a per-subscriber minimum amount. Certain of these license agreements require minimum guarantee payments, some of which are paid in advance. Refer to Note 2, "Summary of Significant Accounting Policies" for our policy on prepaid content acquisition costs.

If we have not entered into a direct license agreement with the copyright owner of a particular sound recording that is streamed on our services, we stream that sound recording pursuant to the statutory license and pay the applicable rates set by the Copyright Royalty Board ("CRB") for the period from January 1, 2016 through December 31, 2020. The rates for non-subscription services, such as our ad-supported service, were set at $0.0017 per play and the rates for subscription services, such as Pandora Plus, were set at $0.0022, adjusted for inflation. Effective January 1, 2018, these rates were adjusted for inflation to $0.0018 per play for non-subscription services and $0.0023 per play for subscription services. Sound recordings streamed under the statutory license and paid at the CRB-set rates can only be played in radio mode on our services. These sound recordings cannot be played on-demand or offline and are not eligible for replay or additional skips.
Musical Works

Content acquisition costs for musical works are negotiated with and paid to performing rights organizations ("PROs") such as the American Society of Composers, Authors and Publishers ("ASCAP"), Broadcast Music, Inc. ("BMI"), SESAC, Inc. ("SESAC") and Global Music Rights ("GMR"), and directly to publishing companies. Content acquisition costs for the streaming of musical works on our ad-supported service are calculated such that each copyright holder receives its usage-based and ownership-based share of a royalty pool equal to 20% of the content acquisition costs paid by us for sound recordings on our ad-supported service. Content acquisition costs for the streaming of musical works on our subscription services are equal to the rates determined in accordance with the statutory license set forth in 17 U.S.C. §115 ("Section 115").

Rate-Setting Proceedings for Reproduction Rights under Section 115

The rate structure for the statutory license for reproduction rights under Section 115 expired at the end of 2017. A new rate structure was set in January 2018 covering the period from January 1, 2018 through December 31, 2022 by a three judge CRB panel, and we were one of five commercial music service operators (along with Amazon, Apple, Google and Spotify) that participated in rate-setting proceedings that determined these rates (the "Phonorecords III Proceedings"). The Nashville Songwriters Association International, the National Association of Music Publishers and George Johnson Music Publishing are also participating in the Phonorecords III Proceedings. A trial before the CRB concluded in April 2017, and the CRB rendered a decision in January 2018 ("the Initial Determination"). If the Initial Determination is adopted and affirmed, the "all-in" rate that streaming services, including Pandora, will pay to music publishers and songwriters for the mechanical rights and performance rights needed in connection with interactive streaming will increase annually between 2018 and 2022: from 11.4% of revenues or 22.0% of label payments in 2018, to 15.1% of revenues or 26.2% of label payments by 2022. Certain per-subscriber minimum royalty floors also apply depending on the type of service. The CRB may elect to modify the Initial Determination at the request of the participants in the Phonorecords III Proceedings, and thereafter the final CRB decision may be appealed for review by the U.S. Court of Appeals for the District of Columbia Circuit.

The Phonorecords III Proceedings are important to us because our direct licenses with music publishers use the Section 115 rates. As a result, increases in the Section 115 rates increase our content acquisition costs for our subscription services, which, if such increase were substantial, could materially harm our financial condition and hinder our ability to provide interactive features in our services, or cause one or more of our subscription services to not be economically viable.

Government Regulation

As a company conducting business on the internet, we are subject to a number of foreign and domestic laws and regulations relating to consumer protection, information security and data protection, among other things. Many of these laws and regulations are still evolving and could be interpreted in ways that could harm our business. In the area of information security and data protection, the laws in several states require companies to implement specific information security controls to protect certain types of information. Likewise, all but a few states have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their information. We also may be subject to certain foreign and domestic laws, such as the European General Data Protection Regulation, regarding privacy of listener data, among other things. Our privacy policy and terms of use describe our practices concerning the use, transmission and disclosure of listener information and are posted on our website.

Sales and Marketing

We organize our sales force into multiple geographically-based teams that are each focused on selling advertising across our computer, mobile and other connected device platforms. Teams are located in our Oakland, California headquarters and in regional and local sales offices throughout the United States.

Our marketing team is charged with using all forms of communications to reach our business and reputational goals. Prior to our reorganization, the marketing team was organized into four groups focused on campaign planning and analytics, consumer marketing, communications and our Music Makers Group. As part of the reorganization, the marketing team will increase their focus on listeners, drive marketing effectiveness and efficiency of spend and improve collaboration with advertisers. While we have historically relied on the success of viral marketing to expand consumer awareness of our service, in recent years we have launched marketing and advertising campaigns to increase consumer awareness of our brand and expand our listener base. We anticipate that we will continue to utilize these types of campaigns in the future.

Artist Relations

Industry Relations and Artist Marketing

Industry Relations and Artist Marketing, formerly the Music Makers Group, is a team that works directly with the music industry to help drive connections with fans across all channels at Pandora. Our vision is to ensure artists can promote and market their music to fans, drive engagement with experiences from live events to original content and audio messages to fans and understand all of the benefits of these interactions via our analytics tools.

Pandora Artist Marketing Platform

Pandora AMP consists of products and programs that enable music makers to leverage data to grow an audience, track progress and connect with fans on Pandora. Since its original launch focusing on artist data and insights in 2014, AMP has evolved into a set of powerful self-serve marketing tools including Artist Audio Messaging, AMPcast and Featured Tracks. Additional features of AMP, which include a dynamic feed of an artist’s campaign, performance metrics and suggestions for new campaigns, were launched in October 2016 alongside a data integration with NBS, shifting artist insights and analytics to the NBS platform and enhancing the set of desktop and mobile marketing tools offered via AMP.
Derived from tens of billions of hours of personalized listening on Pandora, the marketing tools on AMP along with the analytics tools on NBS are available to all artists spinning on Pandora and their teams. Additionally, enterprise-level tools and marketing opportunities are available to artist and label teams who have opted into a direct deal with Pandora.
Competition

Competition for Listeners

We compete for the time and attention of our listeners with other content providers on the basis of a number of factors, including quality of experience, relevance, acceptance and perception of content quality, ease of use, price, accessibility, perceptions of ad load on our ad-supported service, brand awareness and reputation. We also compete for listeners on the basis of our presence, branding and visibility as compared with other providers that deliver content through the internet, mobile devices and consumer products. We believe that we compete favorably on these factors. For additional details on risks related to competition for listeners, please refer to Item 1A—"Risk Factors".

Many of our current and potential future competitors enjoy competitive advantages, such as greater name recognition, legacy operating histories and larger marketing budgets, as well as greater financial, technical and other resources. We compete with many forms of digital media for the time and attention of our listeners.

We also compete for listeners with broadcast radio providers, including terrestrial radio providers. Many broadcast radio conglomerates own large numbers of radio stations or other media properties. Many terrestrial radio stations broadcast digital signals, which provide high quality audio transmission.

We also face competition for listeners and listener hours from on-demand music streaming services such as Amazon Prime, Apple Music, Google Play Music, Spotify and YouTube. These services offer consumers the ability to choose the songs and artists they want to hear and create customized playlists. With the launch of Pandora Premium in April 2017, we are now able to compete more directly against these other services. Our ability to attract and retain listeners may be dependent on the success of this service and our ability to market the service effectively. This on-demand content is accessible in automobiles and homes, using portable players, mobile phones and other wireless and consumer electronic devices. The audio entertainment marketplace continues to rapidly evolve, providing our listeners with a growing number of alternatives and new media platforms. Certain technology companies that operate music streaming businesses as an ancillary revenue stream generally enjoy an advantage in that they do not rely on their music streaming services to generate profitability. In addition, they are able to favor their own music services within the devices they sell, helping to increase their listener base from existing consumers, making their music services fast growing segments. Apple, Google and Amazon are examples of competitors of this kind.

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

Competition for Advertisers

We compete with traditional media products and services, and with other internet-based services, for a share of our advertising customers' overall marketing budgets. We compete on the basis of a number of factors, including perceived return on investment, effectiveness and relevance of our advertising products, pricing structure, the ability to deliver large volumes or precise types of ads to targeted demographics, transactional capabilities and reporting capabilities. We believe that our ability to deliver targeted and relevant ads across a wide range of platforms allows us to compete favorably on the basis of these factors and justify a long-term profitable pricing structure. However, the market for online advertising is intensely competitive and rapidly changing, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future.

Advertisers are allocating increasing amounts of their overall marketing budgets to online advertising, yet the market for online advertising has also become increasingly competitive. We compete for online advertisers with other internet companies, including major internet portals, search engine companies and social media sites. Large internet companies with greater brand recognition have significant numbers of direct sales personnel, more advanced programmatic advertising capabilities and substantial proprietary advertising inventory and web traffic that provide a significant competitive advantage and have a significant impact on pricing for internet advertising and web traffic.

Terrestrial radio is a source of competition for advertising dollars. Broadcast radio providers deliver ads across a more familiar platform than the internet may be to traditional advertisers.

Our competitors include large scale online advertising platforms such as Amazon, Facebook, Google and traditional media companies such as large television broadcasters and national print outlets. We directly compete against Cumulus, Entercom, iHeartRadio, Spotify and other companies in the traditional broadcast radio market. For additional details on risks related to competition for advertisers, please refer to Item 1A—"Risk Factors".

Seasonality

Pandora—Streaming Radio and On-Demand Music Services

Our results reflect the effects of seasonal trends in listener and advertising behavior. During the last quarter of each calendar year, and particularly during the holiday season, we expect to experience both higher advertising sales due to greater advertiser demand during the holiday season and increased usage of our service due to the popularity of holiday music. In addition, in the first quarter of each calendar year, we expect to experience lower advertising sales due to reduced advertiser demand, but sustain higher levels of usage by listeners due to increased use of media-streaming devices received as gifts during the holiday season. See the section entitled "Business Trends" in Item 7 of this Annual Report on Form 10-K for a more complete description of the seasonality of our financial results.

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

Our registered trademarks in the United States include "Pandora," "Ampcast," "Comedy Genome Project" and the "Music Genome Project," in addition to a number of Pandora logos and other marks. "Pandora" is also registered in Australia, Canada, Chile, the European Union, India, Israel, Mexico, New Zealand, Switzerland, Taiwan and other countries. "Music Genome Project" is also registered in Australia, Canada, China and New Zealand. We have pending trademark applications in the United States and other countries.

We are the registrant of the internet domain names for our primary website, pandora.com, as well as others related to our current and potential future businesses.

In addition to the forms of intellectual property listed above, we own rights to proprietary processes and trade secrets, including those underlying the Pandora service. We use contractual, policy and technological means to generally control access to, and the use and distribution of our proprietary software, trade secrets and other confidential information, both internally and externally, including contractual protections with employees, contractors, customers and partners.

Customer Concentration

For each of the years ended December 31, 2015, 2016 and 2017, we had no individual customers that accounted for 10% or more of total revenue.

Information About Geographic Revenue

Information about geographic revenue is set forth in Note 15 of the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Employees

As of December 31, 2017, we had 1,938 employees. None of our employees are covered by collective bargaining agreements, and we consider our relations with our employees to be good.

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

Our number of listener hours on mobile devices comprised approximately 88% of our total listener hours for the year ended December 31, 2017, and we expect that mobile listener hours will continue to be a substantial majority of our total listener hours for the foreseeable future. We must therefore continue to convince advertisers of the capabilities and value of mobile digital advertising opportunities so that they direct an increasing portion of their advertising spend toward our ad-supported service.

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

Advertising spending is increasingly being placed through new data-driven channels, such as the programmatic buying ecosystem, where our competitors offer more advanced systems and services that in many cases exceed our capabilities. We must invest heavily in advertising technology to remain competitive in the digital advertising ecosystem, and if our investments and development efforts are not successful, our business will be adversely affected.

As new advertising buying technologies, such as programmatic buying, develop around data-driven technologies and advertising products, an increasing percentage of advertising spend is likely to shift to such channels and products. These data-driven advertising products and programmatic buying technologies allow publishers to use data to target advertising toward specific groups of consumers who are more likely to be interested in the advertising message delivered. Our programmatic ad-buying systems currently lag behind those offered by market leaders—such as Google and Facebook—in terms of functionality and ease of use. We are investing heavily in developing more advanced data-driven, programmatic advertising capabilities for audio and video advertising on our service, but we cannot be sure that our development efforts will be successful or timely, or that our ad-buying systems will be competitive. If we fail to develop competitive data-driven, programmatic ad-buying services, we may experience a decline in advertiser interest in our services, which may adversely affect our advertising revenue and our business results.

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

For the year ended December 31, 2017, we derived 73% of our revenue from the sale of advertising and expect to continue to derive a substantial majority of our revenue from the sale of advertising in the future. Our ability to attract and retain advertisers, and ultimately to sell our advertising inventory to generate advertising revenue, depends on a number of factors, including:

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

We believe that a key differentiating factor between the Pandora service and other music content providers is our ability to predict music that our listeners will enjoy. Our personalized playlist generating system, based on the Music Genome Project and our proprietary algorithms, is designed to enable us to predict listener music preferences and select music content tailored to our listeners’ individual music tastes. We have invested, and will continue to invest, significant resources in refining these technologies; however, we cannot guarantee that such investments will produce the intended results. The effectiveness of our personalized playlist generating system depends in part on our ability to gather and effectively analyze large amounts of listener data and listener feedback and we have no assurance that we will continue to be successful in enticing listeners to give a thumbs-up or thumbs-down to enough songs for our database to effectively predict and select new and existing songs. In addition, our ability to offer listeners songs that they have not previously heard and impart a sense of discovery depends on our ability to acquire and appropriately categorize additional tracks that will appeal to our listeners’ diverse and changing tastes. While we have over 1.5 million analyzed songs in our library, we must continuously identify and analyze additional tracks that our listeners will enjoy and we may not effectively do so. Further, many of our competitors currently have larger catalogs than we offer and they may be more effective in providing their listeners with a more appealing listener experience.

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

Many of our competitors may leverage their existing infrastructure, brand recognition and content collections to augment their services by offering competing internet radio features within a more comprehensive digital music streaming service. We face increasing competition for listeners from a growing variety of music services that deliver music content through mobile phones and other wireless devices. Our competitors include traditional broadcast and internet radio services and other terrestrial radio companies. We also directly compete with the non-interactive, internet radio offerings from providers such as Amazon Prime, Apple Music, Google Play Music and Spotify.

Our competitors also include terrestrial radio services, many of which also broadcast on the internet. Terrestrial radio providers offer their content for free, are well established and accessible to listeners and offer content, such as news, sports, traffic, weather and talk that we currently do not offer. In addition, many terrestrial radio stations have begun broadcasting digital signals, which provide high-quality audio transmission. We also compete directly with other emerging non-interactive internet radio providers, which may offer more extensive content libraries than we offer and some of which may be accessed internationally.

We compete for the time and attention of our listeners with providers of other forms of in-home and mobile entertainment. To the extent existing or potential listeners choose to watch cable television, stream video from on-demand services or play interactive video games on their home-entertainment system, computer or mobile phone rather than listen to the Pandora service, these content services pose a competitive threat. We also compete with many other forms of media and services for the time and attention of our listeners, including large scale online advertising platforms such as Amazon, Facebook and Google and traditional media companies such as large television broadcasters and national print outlets.

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

We also compete for listeners on the basis of the presence and visibility of our app, which is distributed via the largest app stores operated by Apple, Google and Amazon. Such distribution is subject to an application developer license agreement in each case. We face significant competition for listeners from these companies, who are also promoting their own digital music and content online through their app stores. Search engines and app stores rank responses to search queries based on the popularity of a website or mobile application, as well as other factors that are outside of our control. Additionally, app stores often offer users the ability to browse applications by various criteria, such as the number of downloads in a given time period, the length of time since a mobile app was released or updated, or the category in which the application is placed. The websites and mobile applications of our competitors may rank higher than our website and our Pandora app, and our app may be difficult to locate in app stores, which could draw potential listeners away from our service and toward those of our competitors. In addition, our competitors’ products may be pre-loaded or integrated into consumer electronics products or automobiles, creating an initial visibility advantage. If we are unable to compete successfully for listeners against other digital media providers by maintaining and increasing our presence and visibility online, in app stores and in consumer electronics products and automobiles, our listener hours may fail to increase as expected or decline and our business may suffer. Additionally, should any of these parties reject our app from their app store or amend the terms of their license in such a way that inhibits our ability to distribute our apps, or negatively affects our economics in such distribution, our ability to increase ad-supported listener hours and sell advertising would be adversely affected, which would reduce our revenue and harm our operating results.

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

A key element of our strategy to expand the reach of our service and increase the number of our listeners and listener hours is to establish and maintain relationships with automakers, automotive suppliers and consumer electronics manufacturers that integrate our service into and with their products. Working with certain third-party distribution partners, we currently offer listeners the ability to access our service through a variety of consumer electronics products used in the home and devices connected to or installed in automobiles. We intend to broaden our ability to reach additional listeners, and increase current listener hours, through other platforms and partners over time, including through direct integration into connected cars. However, product design cycles in consumer products and automotive manufacturing are lengthy, and we may not be able to achieve our goals in our desired timeframe, which could adversely impact our ability to grow our business.

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

We have direct license agreements with dozens of music sound recording copyright owners, commonly known as "record labels", with thousands of musical work copyright owners, commonly known as "publishers", and with ASCAP, BMI and SESAC, the three largest performing rights organizations, commonly known as "PROs". In total, these agreements give us the right to add interactive features such as replays, additional skips and offline play to our ad-supported service and Pandora Plus, and they also give us the right to operate Pandora Premium. The direct licenses we have entered into with record labels and publishers are complex and require significant on-going efforts to operationalize, and there is risk that we may not be able to comply with the terms of these licenses, which could result in the loss of some or all of these licenses and some or all of the rights they convey. Similarly, many of these licenses provide that if the licensor loses rights in a portion of the content licensed under the agreement, that content may be removed from the license going-forward. In addition, if we are acquired, certain terms of our direct licenses, including favorable rates for content acquisition costs that currently apply to us, may not be available to an acquiror. If we were to fail to maintain any of these direct licenses, or if rights to certain music were no longer available under these licenses, then we may have to remove the affected music from our services, or discontinue certain interactive features for such music, or it might become commercially impractical for us to operate Pandora Premium. Any of these occurrences could have a material adverse effect on our business, financial condition and results of operations.

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

As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 11, Commitments and Contingencies", certain of our music license agreements contain minimum guarantees and require that we make upfront minimum guarantee payments. As of December 31, 2017, we have future minimum guarantee commitments of $405.2 million. Such minimum guarantees related to our content acquisition costs are not tied to our number of subscribers, active users or the number of sound recordings used on our services. As such, our ability to achieve and sustain profitability and operating leverage on our services depends on our ability to increase our revenue through increased paid subscriptions and advertising sales on terms that maintain an adequate gross margin. Given the multiple-year duration and largely fixed cost nature of these minimum guarantees, if subscriber acquisition and retention or advertising sales do not meet our expectations, our margins may be materially and adversely affected. To the extent subscriber and subscription revenue growth or advertising sales do not meet our expectations, our liquidity and results of operations could also be adversely affected as a result of such minimum guarantees. In addition, the long-term and fixed cost nature of these minimum guarantees may limit our flexibility in planning for, or reacting to, changes in our business and the market segments in which we operate.

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

Our direct licenses with thousands of music publishers provide that the content acquisition payments for "reproduction rights" or "mechanical rights"—which are implicated in the interactive features of our Pandora Plus service, as well as in the operation of Pandora Premium—are determined in accordance with the rate formula set by the Copyright Royalty Board for the compulsory license made available by Section 115 of the Copyright Act. Further, these rates are also applicable to our use of musical works for which we do not have a direct license with the copyright owners. The current rate structure for the Section 115 compulsory license expired at the end of 2017. The Copyright Royalty Board has rendered its initial determination of the new rate formula that will be applicable from January 1, 2018 through December 31, 2022 (the "Initial Determination"). If the Copyright Royalty Board adopts and affirms its Initial Determination, the "all-in" rate that streaming services, including Pandora, will pay to music publishers and songwriters for the mechanical rights and performance rights needed in connection with interactive streaming will increase annually between 2018 and 2022, with a total increase over that period of 32%. Certain per-subscriber minimums also apply depending on the type of service. If the Initial Determination is adopted and affirmed, and is not revised through an appeals process, our content acquisition costs will significantly increase, which could materially harm our financial condition and hinder our ability to provide interactive features in our services, or cause one or more of our subscription services to not be commercially viable.

If we are unsuccessful at operating Pandora Premium, our on-demand subscription offering, our business may be adversely affected.

The development and launch of our Pandora Plus and Pandora Premium service offerings has required and will continue to require significant engineering as well as marketing and other resources. In addition, to support the launch of these services we have entered into direct license agreements with the major record labels and publishers, several of which entail substantial minimum guaranteed content acquisition cost payments by us. There is no assurance that we will be able to successfully operate Pandora Premium, or obtain and maintain the content license rights to enable the continued offering of Pandora Plus and Pandora Premium. Further, in a number of cases, the rates for content acquisition costs payable under certain of our direct license agreements with record labels are significantly affected by the number of subscribers we are able to attract and retain to our subscription services, including Pandora Premium. If we fail to successfully operate Pandora Plus and/or Pandora Premium, or if we are not able to attract sufficient paying subscribers to those services, we will not realize the benefits of the substantial investment made in the development of these product offerings.

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

Expansion of our operations into content beyond pre-recorded music, including comedy and podcasts, subjects us to additional business, legal, financial and competitive risks.

Expansion of our operations into delivery of content beyond pre-recorded music involves numerous risks and challenges, including increased capital requirements, new competitors and the need to develop new strategic relationships. Growth into these new areas may require changes to our existing business model and cost structure, modifications to our infrastructure and exposure to new regulatory and legal risks, including infringement liability, any of which may require additional expertise that we currently do not have. There is no guarantee that we will be able to generate sufficient revenue from advertising sales associated with comedy, podcasts or other non-prerecorded-music content to offset the costs of acquiring this content. Further, we have established a reputation as a music format internet radio provider and our ability to gain acceptance and listenership for comedy, podcasts or other non-music content, and thus our ability to attract advertisers to this content, is not certain. Failure to obtain or retain rights to comedy, podcasts or other non-music content on acceptable terms, or at all, to successfully monetize and generate revenues from such content, or to effectively manage the numerous risks and challenges associated with such expansion could adversely affect our business and financial condition.

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

We currently only operate the Pandora service in the United States. In order to launch any interactive or non-interactive music streaming service anywhere else in the world, we will need to negotiate and execute license agreements with the necessary rights holders, as there is no statutory licensing regime for digital streaming of music content available outside of the United States. We may not be able to obtain all of the necessary rights to expand our service offerings on commercially viable terms, or at all. If we are not able to obtain the necessary licenses on commercially viable terms, then we will not be able to expand our service internationally, and our growth could suffer materially. This could adversely affect our business, financial condition and results of operations.

We face many risks associated with our long-term plan to further expand our operations outside of the United States.

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

We have recently acquired and may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our service, enhance our technical capabilities or otherwise offer growth opportunities. For example, in 2015, we acquired Next Big Sound, Ticketfly and certain assets of Rdio. These acquisitions, and our pursuit of future potential acquisitions, may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. In addition, we have limited experience acquiring and integrating other businesses. We may be unsuccessful in integrating our acquired businesses or any additional business we may acquire in the future or may not otherwise realize anticipated benefits of past or future acquisitions. For example, in September 2017, we sold Ticketfly at a significant loss.

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

In 2017, we concluded that operating Ticketfly would no longer be part of our strategy, and as such we sold Ticketfly to a third party. The sale price in the disposition of Ticketfly was substantially less that we paid to acquire Ticketfly in 2015. The disposition also required significant attention by our management and board of directors and caused us to incur significant expenses related to the sale. While we entered into a commercial arrangement with the purchaser that we anticipate will afford us some of the benefits we had sought to obtain when we purchased Ticketfly, we may not realize the expected benefits of this commercial agreement. Further, we will be subject to potential liability for indemnities we have agreed to in the sale agreement.

We rely upon an agreement with DoubleClick, which is owned by Google, for delivering and monitoring most of our ads. Failure to renew the agreement on favorable terms, or termination of the agreement, could adversely affect our business.

We use DoubleClick’s ad-serving platform to deliver and monitor most of the ads for our ad-supported service. There can be no assurance that our agreement with DoubleClick, which is owned by Google, will be extended or renewed upon expiration, that we will be able to extend or renew our agreement with DoubleClick on terms and conditions favorable to us or that we could identify another alternative vendor or develop our own technology to take its place. Our agreement with DoubleClick also allows DoubleClick to terminate our relationship before the expiration of the agreement on the occurrence of certain events, including material breach of the agreement by us, and to suspend provision of the services if DoubleClick determines that our use of its service violates certain security, technology or content standards.

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

•	our ability to attract new advertisers, retain existing advertisers and prove to advertisers that our advertising platform is effective enough to justify a pricing structure that is profitable for us;

•	our ability to maintain relationships with platform providers, makers of mobile devices, consumer electronic products and automobiles; and

•	our ability to continue to secure the rights to music and other content that attracts listeners to the service on fair and reasonable economic terms.

Failure to successfully address these risks and difficulties and other challenges associated with operating in an evolving marketplace could materially and adversely affect our business, financial condition and results of operations.

We have incurred significant operating losses in the past and may not be able to generate sufficient revenue to be profitable.

Since our inception in 2000, we have incurred significant net operating losses and, as of December 31, 2017, we had an accumulated deficit of $1.3 billion. A key element of our strategy is to increase the number of listeners and listener hours to increase our industry penetration, including the number of listener hours on mobile and other connected devices. However, as our number of listener hours increases, our content acquisition costs also increase. In addition, we have adopted a strategy to invest in our operations in advance of, and to drive, future revenue growth. This strategy includes recently completed acquisitions and other initiatives. As a result of these trends, we have not in the past generated, and may not in the future generate, sufficient revenue from the sale of advertising and subscriptions, or new revenue sources, to offset our expenses. In addition, we plan to continue to invest heavily in our operations to restart growth. As a result of these factors, we expect to incur annual net losses in the near term.

Our revenue increased rapidly in some historical periods, but the growth rate has slowed in recent periods. We do not expect to sustain our high revenue growth rates in the future as a result of a variety of factors, including increased competition and the maturation of our business, and we cannot guarantee that our revenue will continue to grow or will not decline. Investors should not consider our historical revenue growth or operating expenses as indicative of our future performance. If revenue growth is lower than our expectations, or our operating expenses exceed our expectations, our financial performance will be adversely affected. Further, if our future growth and operating performance fail to meet investor or analyst expectations, it could have a material adverse effect on our stock price.

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

Maintaining and enhancing the "Pandora" and "Next Big Sound" brands is critical to expanding our base of listeners, advertisers, content owners and other partners. Maintaining and enhancing our brands will depend largely on our ability to continue to develop and provide an innovative and high quality experience for our listeners and attract advertisers, content owners, and automobile, mobile device and other consumer electronic product manufacturers to work with us, which we may not do successfully.

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

Federal copyright protection does not apply to sound recordings created prior to February 15, 1972 ("pre-1972 sound recordings"). The protection of such recordings is instead governed by a patchwork of state statutory and common laws. Copyright owners of pre-1972 sound recordings have brought litigation against us in a number of states, alleging violations of state statutory and common laws arising from the reproduction and public performance of pre-1972 sound recordings. Despite settling one such suit with the major record labels in October 2015, and entering into direct license agreements for recorded music with major and independent labels, distributors and publishers during the first nine months of 2016 that also permit us to stream certain pre-1972 sound recordings, we still face a number of class-action suits brought by various plaintiffs who seek, among other things, restitution, disgorgement of profits, and punitive damages as well as injunctive relief prohibiting further violation of those copyright owners’ alleged exclusive rights.

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

We collect and utilize demographic and other information from and about our listeners and artists as they interact with our service, including information which could fall under a definition of "personally identifiable information" under various state and federal laws. For example, to register for a Pandora account, our listeners self-report the following information: birth year, gender, zip code and e-mail address. Listeners must also provide their credit card or debit card numbers and other billing information if they choose to take advantage of additional service offerings, such as Pandora Plus and Pandora Premium. We also may collect location information from listeners who have enabled this feature on their mobile or other devices, information listeners provide on their profile page or in using other community or social networking features that are part of our service, or information listeners provide when they participate in polls or contests or sign up to receive e-mail newsletters. Further, we and third parties use tracking technologies, including "cookies" and related technologies, to help us manage and track our listeners’ interactions with our service and deliver relevant advertising. We also collect information from and track artists’ activity on our Pandora Artist Marketing Platform. Third parties may, either without our knowledge or consent, or in violation of contractual prohibitions, obtain, transmit or utilize our listeners’ or artists’ personally identifiable information, or data associated with particular users, devices or artists.

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

Existing privacy-related laws and regulations, and new privacy-related regulations such as the European General Data Protection Regulation (GDPR), are evolving and subject to potentially differing interpretations, and various federal and state legislative and regulatory bodies, as well as foreign legislative and regulatory bodies, may expand current or enact new laws regarding privacy and data security-related matters. We may find it necessary or desirable to join self-regulatory bodies or other privacy-related organizations that require compliance with their rules pertaining to privacy and data security. We are also bound by our public-facing privacy statement, which sets forth the ways in which we collect, use and share information. We also may be bound by contractual obligations that limit our ability to collect, use, disclose and leverage listener data and to derive economic value from it. New laws, amendments to or re-interpretations of existing laws, rules of self-regulatory bodies, industry standards and contractual obligations, as well as changes in our listeners’ expectations and demands regarding privacy and data security, may limit our ability to collect, use and disclose, and to leverage and derive economic value from listener data. We may also be required to expend significant resources to adapt to these changes and to develop new ways to deliver relevant advertising or otherwise provide value to our advertisers. In particular, government regulators have proposed, and the GDPR will require, that services implement "do not track" mechanisms, and requirements that users affirmatively "opt-in" to certain types of data collection and use. Such mechanisms and requirements, to the extent required by government regulators or self-regulatory bodies, could significantly hinder our ability to collect and use data relating to listeners. Restrictions on our ability to collect, access and harness listener data, or to use or disclose listener data or any profiles that we develop using such data, could in turn limit our ability to stream personalized music content to our listeners and offer targeted advertising opportunities to our advertising customers, each of which are critical to the success of our business.

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

While we have determined that our internal control over financial reporting was effective as of December 31, 2017, as indicated in "Controls and Procedures-Evaluation of Disclosure Controls and Procedures", we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting in 2018 and such weakness remains uncorrected at year-end, we will be unable to assert that such internal control is effective at year-end. If we are unable to assert that our internal control over financial reporting is effective at year-end, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our business and the price of our common stock.

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

We have registered "Pandora," "Music Genome Project", "Next Big Sound", and other marks as trademarks in the United States and other countries. Nevertheless, competitors may adopt service names similar to ours, or purchase confusingly similar terms as keywords in internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly leading to confusion among our listeners or advertising customers. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term Pandora or our other trademarks. Any claims or customer confusion related to our trademarks could damage our reputation and brand and substantially harm our business and operating results.

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

Some of our services and technologies may incorporate software licensed under "open source" licenses. Such open source licenses often require that source code subject to the license be made available to the public and that any modifications or derivative works to open source software continue to be licensed under open source licenses. Few courts have interpreted open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. We rely on multiple employee and non-employee software programmers to design our proprietary technologies, and since we may not be able to exercise complete control over the development efforts of all such programmers we cannot be certain that they have not incorporated open source software into our products and services without our knowledge, or that they will not do so in the future. In the event that portions of our proprietary technology are determined to be subject to an open source license, we may be required to publicly release the affected portions of our source code, be forced to re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce the value of our services and technologies and materially and adversely affect our ability to sustain and grow our business.

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

At December 31, 2017, we had federal net operating loss carryforwards of approximately $972.7 million and tax credit carryforwards of approximately $20.5 million. At December 31, 2017, we had state net operating loss carryforwards of approximately $640.2 million and tax credit carryforwards of approximately of $28.2 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, ("the Code"), if a corporation undergoes an "ownership change," the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an "ownership change" will occur if there is a cumulative change in our ownership by "5-percent stockholders" that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. As a result of prior equity issuances and other transactions in our stock, we have previously experienced "ownership changes" under section 382 of the Code and comparable state tax laws. We may also experience ownership changes in the future as a result of other future transactions in our stock. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards or other pre-change tax attributes to offset United States federal and state taxable income may be subject to limitations.

Changes in U.S. tax laws could have a material adverse effect on our business, cash flow, results of operations or financial conditions.

The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017 and contains many significant changes to U.S. Federal tax laws. The Act requires complex computations that were not previously provided for under U.S. tax law. The Company has provided for an estimated effect of the Act in its financial statements. The Act requires significant judgments to be made in interpretation of the law and significant estimates in the calculation of the provision for income taxes. However, additional guidance may be issued by the IRS, Department of the Treasury, or other governing body that may significantly differ from the Company’s interpretation of the law, which may result in a material adverse effect on our business, cash flow, results of operations or financial conditions.

We could be subject to additional income tax liabilities.

We are subject to income taxes in the United States and in certain foreign jurisdictions. If we expand our operations outside the United States, we would become subject to taxation based on the applicable foreign statutory rates and our effective tax rate could fluctuate accordingly. Significant judgment would be required in evaluating and estimating our worldwide provision for income taxes and accruals for these taxes. For example, our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated in countries where we have higher statutory tax rates, by losses incurred in jurisdictions for which we are not able to realize the related tax benefit, by changes in foreign currency exchange rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. We are also subject to tax audits in various jurisdictions, and such jurisdictions may assess additional income tax liabilities against us.

We remain liable for potential sales tax and other tax liabilities related to our ownership of the Ticketfly business.

We closed the sale of Ticketfly to Eventbrite pursuant to the Ticketfly Purchase Agreement on September 1, 2017, but we remain obligated to indemnify Eventbrite for any taxes, including indirect taxes, owed with respect to any period ending on or before the closing date of the sale of Ticketfly to Eventbrite (including any period prior to our acquisition of Ticketfly). As described below, such indirect taxes for which we are required to indemnify Eventbrite could be material.

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

During the time Ticketfly was owned by Pandora, Ticketfly did not calculate all applicable indirect taxes on the fees charged when a customer purchased tickets on the Ticketfly platform. Some jurisdictions may interpret their law in a manner that would require Ticketfly to calculate, collect and remit the applicable indirect taxes on the entire charges. Such an interpretation could negatively impact our indemnity obligations pursuant to the sale of Ticketfly.

The issuance of shares of our Series A redeemable convertible preferred stock to Sirius XM dilutes the ownership of holders of our common stock and may adversely affect the market price of our common stock.

The Sirius XM Investment Agreement provided that (i) 172,500 shares of Series A Preferred Stock would be issued and sold to Sirius XM on June 9, 2017 (the “Initial Closing”) and (ii) the remaining 307,500 shares would be issued and sold to Sirius XM at a future date (the “Additional Closing”), subject to the satisfaction of certain customary closing conditions.

The Initial Closing occurred on June 9, 2017, whereby Sirius XM paid to the Company $172.5 million in exchange for 172,500 shares of Series A redeemable convertible preferred stock. The Additional Closing occurred on September 22, 2017 whereby the Company issued and sold to Sirius XM 307,500 shares of Series A Preferred Stock for $307.5 million. As of December 31, 2017, these shares represented approximately 15% of our outstanding common stock, on an as-converted basis. Holders of Series A redeemable convertible preferred stock are entitled to a cumulative dividend at the rate of 6.0% per annum, payable quarterly in arrears. Beginning on September 22, 2017, the Series A redeemable convertible preferred stock is convertible at the option of the holders at any time into shares of common stock at an initial conversion price of $10.50 per share of common stock and an initial conversion rate of 95.2381 shares of common stock per share of Series A redeemable convertible preferred stock, subject to certain customary anti-dilution adjustments. Any conversion of Series A redeemable convertible preferred stock may be settled by the Company, at our option, in shares of common stock, cash or any combination thereof. However, subject to explicit stockholder approval, the Series A redeemable convertible preferred stock may not be converted into more than 19.99% of our outstanding common stock.

The conversion of the Series A redeemable convertible preferred stock to common stock would dilute the ownership interest of existing holders of our common stock. Furthermore, any sales in the public market of the common stock issuable upon conversion of the Series A redeemable convertible preferred stock could adversely affect prevailing market prices of our common stock. We granted Sirius XM customary registration rights in respect of their shares of Series A redeemable convertible preferred stock and any shares of common stock issued upon conversion of the Series A redeemable convertible preferred stock. These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales by Sirius XM of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

Our Series A redeemable convertible preferred stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could adversely affect our liquidity and financial condition, may result in the interests of Sirius XM differing from those of our common stockholders and could delay or prevent an attempt to take over our Company.

Sirius XM, as the holder of our Series A redeemable convertible preferred stock, has the right to receive a liquidation preference entitling it to be paid out of our assets available for distribution to stockholders before any payment may be made to holders of our common stock in an amount equal to the sum of (a) $1,000 per share liquidation preference and (b) all accrued dividends as of the date of the liquidation.

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

Sirius XM, as the holder of our Series A Preferred Stock also has certain redemption rights or put rights, including the right to require us to repurchase all or any portion of the Series A Preferred Stock on and immediately following five years after the Additional Closing. As holder of the Series A Preferred Stock, Sirius XM also has the right, subject to certain exceptions, to require us to repurchase all or any portion of the Series A Preferred Stock upon certain change of control events at the greater of (a) 100% of the liquidation preference thereof plus all accrued dividends unpaid through the fifth anniversary of the Initial Closing and (b) the consideration Sirius XM would have received if it had converted its shares of Series A Preferred Stock into common stock immediately prior to the change of control event (disregarding the 19.99% limit).

These dividend and share repurchase obligations could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to Sirius XM, as the holder of our Series A Preferred Stock, could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. In certain circumstances, the conversion of Series A Preferred Stock may settle in common stock instead of cash and if such settlement occurs, it would be dilutive to our common stock. The preferential rights could also result in divergent interests between Sirius XM and holders of our common stock. Furthermore, as a sale of our Company will likely require us to repurchase Series A Preferred Stock as a change of control event, this obligation could have the effect of delaying or preventing a sale of our Company that may otherwise be beneficial to our stockholders.

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

Our financial condition is affected by worldwide economic conditions and their impact on advertising spending. Expenditures by advertisers generally tend to reflect overall economic conditions, and reductions in spending by advertisers could have a serious adverse impact on our business. In addition, we provide an entertainment service, and payment for our Pandora Plus and Pandora Premium subscription services may be considered discretionary on the part of some of our current and prospective subscribers or listeners who may choose to use a competing free service or to listen to Pandora without subscribing. To the extent that overall economic conditions reduce spending on discretionary activities, our ability to retain current and obtain new subscribers could be hindered, which could reduce our subscription revenue and negatively impact our business.

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our 1.75% convertible senior notes due 2020 (the "Notes") and any borrowings we might make under our credit facility, depends on our performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. See Note 9, "Debt Instruments". If one or more holders elect to convert their Notes, we may elect to satisfy our conversion obligation in whole or in part through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

Accounting Standards Codification Subtopic 470-20 (ASC 470-20), Debt with Conversion and Other Options, requires an entity to separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component of the Notes is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to recognize a greater amount of non-cash interest expense in current and future periods as a result of the amortization of the discounted carrying value of the Notes to their principal amount over the term of the Notes. We will report lower net income (or greater net losses) in our consolidated financial results because ASC 470-20 will require interest to include both the current period’s amortization of the original issue discount and the instrument’s coupon interest, which could adversely affect our reported or future consolidated financial results, the trading price of our common stock and the trading price of the Notes.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices are located in Oakland, California, under a lease for approximately 250,000 square feet of office space, expiring on September 30, 2020. Our second largest office is located in New York, New York, under a lease for approximately 100,000 square feet of office space, expiring on September 30, 2026. We recently announced a plan to expand our workforce in Atlanta, Georgia, where we have an existing regional office. We also lease regional offices in Chicago, Illinois; Dallas, Texas; Detroit, Michigan; and Santa Monica, California and local sales offices at various locations throughout the United States.

Our data centers are located in colocation facilities operated by Equinix in San Jose, California and Ashburn, Virginia, Digital Realty Trust in Chicago, Illinois and Oakland, California and InfoMart, LLC in San Jose, California. These data centers are designed to be fault-tolerant and operate at maximum uptime. Backup systems in California and Virginia can be brought online in the event of a failure at the other data centers. These redundancies enable fault tolerance and will also support our continued growth.

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

ITEM 3. LEGAL PROCEEDINGS

The material set forth in the section entitled "Legal Proceedings" in Note 11 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

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

	High	Low
Year ended December 31, 2017
First quarter (January 1, 2017 - March 31, 2017)	$13.58	$11.48
Second quarter (April 1, 2017 - June 30, 2017)	$11.98	$6.91
Third quarter (July 1, 2017 - September 30, 2017)	$9.83	$7.69
Fourth quarter (October 1, 2017 - December 31, 2017)	$8.19	$4.49

Year Ended December 31, 2016
First quarter (January 1, 2016 - March 31, 2016)	$12.25	$7.88
Second quarter (April 1, 2016 - June 30, 2016)	$12.52	$8.17
Third quarter (July 1, 2016 - September 30, 2016)	$14.63	$12.00
Fourth quarter (October 1, 2016 - December 31, 2016)	$14.77	$10.42

On December 31, 2017, the closing price per share of our common stock as reported on the NYSE was $4.82. As of December 31, 2017, there were approximately 65 holders of record of our common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a large portion of our common stock is held through brokerage firms.

Dividend Policy

We have not declared or paid any cash dividends on our common stock and currently do not anticipate paying any cash dividends in the foreseeable future. Instead, we intend to retain all available funds and any future earnings for use in the operation and expansion of our business. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on our future earnings, capital requirements, financial condition, future prospects, applicable Delaware law, which provides that dividends are only payable out of surplus or current net profits, and other factors that our board of directors deems relevant. In addition, our credit facility restricts our ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Indebtedness—Credit Facility" and Note 9 to our financial statements included elsewhere in this Annual Report on Form 10-K.

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

The following graph shows a comparison from June 15, 2011, the date our common stock commenced trading on the NYSE, through December 31, 2017 of the total cumulative return of our common stock with the total cumulative return of the New York Stock Exchange Composite Index (the "NYA Composite"), the Global X Social Media Index (the "SOCL") and the SPDR Morgan Stanley Technology MTK Index (the "MTK"). The figures represented below assume an investment of $100 in our common stock at the closing price of $17.42 on June 15, 2011 and in the NYA Composite and MTK on the same date. The SOCL was modeled from the inception of the index on November 15, 2011. Data for the NYA Composite, MTK and SOCL assume reinvestment of dividends. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Total Return Among Pandora Media, Inc.,
New York Stock Exchange Composite Index, Global X Social Media Index and
SPDR Morgan Stanley Technology MTK Index

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial and other data should be read in conjunction with, and are qualified by reference to, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our audited consolidated financial statements and the accompanying notes included elsewhere in this report. The consolidated statement of operations data for the eleven months ended December 31, 2013 and the year ended December 31, 2014 and the consolidated balance sheet data as of December 31, 2013, 2014 and 2015 were derived from our audited consolidated financial statements not included in this report. The consolidated statements of operations data for the years ended December 31, 2015, 2016 and 2017, and the consolidated balance sheet data as of December 31, 2016 and 2017 were derived from our audited consolidated financial statements included in this report. The consolidated statements of operations for the years ended December 31, 2015, 2016 and 2017 include Ticketfly results for the two months ended December 31, 2015, the year ended December 31, 2016 and the period ended September 1, 2017. There is no ticketing service revenue subsequent to the disposition of Ticketfly. Refer to Note 5 "Dispositions" in the Notes to Consolidated Financial Statements for further details on the Ticketfly disposition. The consolidated balance sheets as of December 31, 2015 and 2016 include Ticketfly's financial position as of December 31, 2015 and 2016.

The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

Income Statement Data:

	Eleven months ended December 31,	Year ended December 31,
	2013	2014	2015	2016	2017
	(in thousands, except per share data)
Total revenue	$600,233	$920,802	$1,164,043	$1,384,826	$1,466,812
Net loss	$(27,017)	$(30,406)	$(169,661)	$(342,978)	$(518,395)
Net loss available to common stockholders	$(27,017)	$(30,406)	$(169,661)	$(342,978)	$(558,561)
Net loss per common share, basic and diluted	$(0.15)	$(0.15)	$(0.79)	$(1.49)	$(2.29)
Weighted-average basic and diluted common shares	180,968	205,273	213,790	230,693	243,637

Key Metrics (unaudited):(1)

	Eleven Months Ended December 31,	Year ended December 31,
	2013	2014	2015	2016	2017
	(in billions)
Listener hours	15.31	20.03	21.11	21.96	20.61

	As of December 31,
	2013	2014	2015	2016	2017
	(in millions)
Active users	76.2	81.5	81.1	81.0	74.7
(1) Listener hours and active users are defined in the section entitled "Key Metrics" in Item 7 of this Annual Report on Form 10-K.

Balance Sheet Data:

	As of December 31,
	2013	2014	2015	2016	2017
	(in thousands)
Cash and cash equivalents	$245,755	$175,957	$334,667	$199,944	$499,597
Working capital	$362,777	$439,254	$451,675	$371,704	$685,883
Total assets	$673,335	$749,290	$1,240,657	$1,184,810	$1,166,322
Long-term debt, net	$—	$—	$234,577	$342,247	$273,014
Total liabilities	$165,104	$165,933	$497,270	$630,551	$522,795
Redeemable convertible preferred stock	$—	$—	$—	$—	$490,849
Common stock and additional paid-in capital	$675,123	$781,030	$1,110,562	$1,264,717	$1,422,246
Total stockholders' equity	$508,231	$583,357	$743,387	$554,259	$152,678

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

Overview

Pandora—Streaming Radio and On-Demand Music Services

Pandora is the world's most powerful music discovery platform, offering a personalized experience for each of our listeners wherever and whenever they want to listen to music—whether through mobile devices, car speakers or connected devices in the home. Unlike traditional radio that broadcasts the same content at the same time to all of their listeners, we enable our listeners to create personalized stations and playlists, as well as search and play songs and albums on-demand. The Music Genome Project and our content programming algorithms power our ability to predict listener music preferences, play music content suited to the tastes of each individual listener and introduce listeners to the music we think they will love. The Music Genome Project is a database of over 1.5 million uniquely analyzed songs from over 250 thousand artists, spanning over 660 genres and sub-genres, which our team of trained musicologists has developed one song at a time by evaluating and cataloging each song’s particular attributes. The Music Genome Project database is a subset of our full catalog available to be played. Over time, our service has evolved by using data science to develop playlisting algorithms that further tailor the listener experience based on individual listener and broader audience reactions to the recordings we pick. With billions of data points collected from our listeners, we are able to use listeners' feedback to fuel our ability to choose exactly the right song for our users. Founded by musicians, Pandora also empowers artists with valuable data and tools to help grow their audience and connect with their fans.

Pandora is available as an ad-supported service, a radio subscription service called Pandora Plus and an on-demand subscription service called Pandora Premium. The majority of our listener hours occur on mobile devices, with the majority of our revenue generated from advertising on our ad-supported radio service on these devices. With billions of data points that help us understand our users' preferences, we offer both local and national advertisers the opportunity to deliver targeted messages to our listeners using a combination of audio, display and video advertisements. We also generate increasing revenue from our subscription offerings.

For the year ended December 31, 2017, we streamed 20.61 billion hours of content, and as of December 31, 2017, we had 74.7 million active users during the trailing 30-day period and 5.48 million paid subscribers. Since we launched our service in 2005, our listeners have created over 12 billion stations.

Ad-Supported Radio Service

Our ad-supported service allows listeners to access our music and podcast catalogs and personalized playlist generating system for free across all of our delivery platforms. We also offer listeners on our ad-supported service access to our on-demand service in exchange for engaging with an ad, which allows advertisers to engage with a user to create a positive brand experience. This service is valued by lean-back listeners, as it uses the Music Genome Project to instantly generate a station that plays music we think that listener will enjoy. Over time, our service has evolved by using data science to further tailor the listener experience based on listener reactions to the content we pick. Listeners also have the ability to add variety to and rename stations, which further allows for the personalization of our service. We also offer listeners on our ad-supported service the option to gain temporary access to on-demand listening experience, which includes some features of our Pandora Premium service, in exchange for viewing a video ad. We call this experience Premium Access.

Subscription Radio Service—Pandora Plus

Pandora Plus is a paid, ad-free subscription version of the Pandora radio service that also includes replays, additional skipping of songs, offline listening, higher quality audio on supported devices and longer timeout-free listening. This service is valued by listeners who want the ability to have limited interactive features such as skips and replays. Similar to the ad-supported service, the more the listener interacts with the platform, the more we tailor the songs we recommend to the listener.

On-Demand Subscription Service—Pandora Premium

Our on-demand subscription service, Pandora Premium, launched in the United States in April 2017. Pandora Premium is an on-demand version of the Pandora service that offers a unique, on-demand experience, providing users with the ability to search, play and collect songs and albums, build playlists on their own or with the tap of a button, listen to curated playlists and share playlists on social networks. Unique to Pandora, a listener can create partial playlists and have Pandora complete the playlist based on the user's listening activity using the Music Genome Project. The features of Pandora Plus are also included in Pandora Premium.

A key element of our strategy is to make the Pandora service available in any environment that has internet connectivity. To this end, we make the Pandora service available through a variety of distribution channels. In addition to streaming our service to computers, we have developed Pandora mobile device applications ("apps") for smartphones and mobile operating systems, such as the iPhone and Android and for tablets, including the iPad and Android tablets. We distribute those mobile apps free to listeners via app stores.

We expect to continue to make enhancements to Pandora Plus and Pandora Premium, which will require engineering effort, as well as other resources. In addition, in connection with the launch and continued operation of these services we have entered into direct license agreements with major and independent record labels, some of which include substantial minimum guarantee payments. In order for Pandora Plus and Pandora Premium to be successful, we will need to attract subscribers to these service offerings. The market for subscription-based music services, including on-demand services, is intensely competitive, and our ability to realize a return on our investments on these service offerings will depend on our ability to leverage the existing audience of our ad-supported service, our brand awareness and our ability to deliver differentiated subscription services with features and functionality that listeners find attractive. Refer to our discussion of these matters in Item 1A—"Risk Factors".

Ticketing Service

Prior to September 1, 2017, we operated a ticketing service through our former subsidiary Ticketfly, a leading live events technology company that provides ticketing and marketing software and services for clients, which are venues and event promoters, across North America. We completed the sale of Ticketfly on September 1, 2017. Refer to Note 5 "Dispositions" in the Notes to Consolidated Financial Statements for further details on the Ticketfly disposition.

Recent Events

Ticketfly Disposition

On September 1, 2017, we completed the sale of Ticketfly, our ticketing service segment, to Eventbrite Inc. ("Eventbrite") for an aggregate unadjusted purchase price of $200.0 million. The aggregate unadjusted purchase price consists of $150.0 million in cash and a $50.0 million Convertible Promissory Note, which were paid and issued at the closing of the transaction. The Convertible Promissory Note was recorded at its fair value at the date of sale, which resulted in a discount of $13.8 million. The aggregate purchase price was further reduced by $4.8 million in costs to sell, $7.5 million in working capital adjustments and certain indemnification provisions, for a net purchase price of $174.0 million. Refer to Note 8 "Convertible Promissory Note Receivable" in the Notes to Consolidated Financial Statements for further details on the Convertible Promissory Note.

In the three months ended June 30, 2017, the assets and liabilities of Ticketfly were classified as held for sale, and we recognized a goodwill impairment charge of $131.7 million. The impairment charge was based on the fair value of the net assets as implied by the estimated purchase price of $184.5 million as of June 30, 2017. In the year ended December 31, 2017, we recognized a loss on sale of $9.3 million in the general and administrative line item on our Consolidated Statements of Operations, which was based on an adjusted net purchase price of $174.0 million as of September 1, 2017 and includes $1.1 million in transfers of cumulative translation adjustments. Refer to Note 5 "Dispositions" in the Notes to Consolidated Financial Statements for further details on the Ticketfly disposition.

KXMZ Disposition

On August 31, 2017, we completed the sale of KXMZ, an FM radio station based in Rapid City, South Dakota. The sale did not result in a material impact to our consolidated financial statements. Refer to Note 5 "Dispositions" in the Notes to Consolidated Financial Statements for further details on the KXMZ disposition.

Australia and New Zealand

On June 27, 2017, we announced a plan to discontinue business activities in Australia and New Zealand. The related restructuring charges in the year ended December 31, 2017 primarily relate to a reduction of headcount of approximately 50 employees, which resulted in employee severance and benefits costs offset by a credit related to non-cash stock-based compensation expense reversals for unvested equity awards. The dissolution of the Australia and New Zealand business operations was substantially completed in the three months ended September 30, 2017. These restructuring charges did not have a material impact on our financial statements.

Redeemable Convertible Preferred Stock

In June 2017, we entered into an agreement with Sirius XM Radio, Inc. ("Sirius XM") to sell 480,000 shares of Series A redeemable convertible preferred stock ("Series A") for $1,000 per share, with gross proceeds of $480.0 million. The Series A shares were issued in two rounds: an initial closing of 172,500 shares for $172.5 million that occurred on June 9, 2017 upon signing the agreement with Sirius XM, and an additional closing of 307,500 shares for $307.5 million that occurred on September 22, 2017. Refer to Note 10 "Redeemable Convertible Preferred Stock" in the Notes to Consolidated Financial Statements for further details on the redeemable convertible preferred stock sale.

Factors Affecting our Business Model

Content Acquisition Costs

For sound recording rights, we pay content acquisition costs based on the terms of direct license agreements with major and independent music labels and distributors for the significant majority of the sound recordings we stream on our ad-supported service, Pandora Plus and Pandora Premium. Depending on the applicable service, these license agreements generally require us to pay either a per-performance fee based on the number of sound recordings we transmit, a percentage of revenue associated with the service, or a per-subscriber minimum amount. Certain of these license agreements require minimum guarantee payments, some of which are paid in advance.

If we have not entered into a direct license agreement with the copyright owner of a particular sound recording that is streamed on our services, we stream that sound recording pursuant to a statutory license and pay the applicable rates set by the Copyright Royalty Board ("CRB") for the period from January 1, 2016 through December 31, 2020 (the "Section 114 Rates"). The 2016 and 2017 rates for non-subscription services, such as our ad-supported service, were set at $0.0017 per play and the rates for subscription services, such as Pandora Plus, were set at $0.0022, adjusted for inflation. Effective January 1, 2018, these rates were adjusted for inflation to $0.0018 per play for non-subscription services and $0.0023 per play for subscription services. Sound recordings streamed under the statutory license and paid at the CRB-set rates can only be played in radio mode on our services. These sound recordings cannot be played on-demand or offline and are not eligible for replay or additional skips.

Content acquisition costs for musical works are negotiated with and paid to performing rights organizations ("PROs") such as the American Society of Composers, Authors and Publishers ("ASCAP"), Broadcast Music, Inc. ("BMI"), SESAC, Inc. ("SESAC") and Global Music Rights, and directly to publishing companies. Content acquisition costs for the streaming of musical works on our ad-supported service are calculated such that each copyright holder receives its usage-based and ownership-based share of a royalty pool equal to 20% of the content acquisition costs paid by us for sound recordings on our ad-supported service. Content acquisition costs for the streaming of musical works on our subscription services are equal to the rates determined in accordance with the statutory license set forth in 17 U.S.C. §115 ("Section 115").

The rate structure for the statutory license for reproduction rights under Section 115 expired at the end of 2017. A new rate structure was set in January 2018, covering the period from January 1, 2018 through December 31, 2022, by a three judge CRB panel, and we were one of five commercial music service operators (along with Amazon, Apple, Google and Spotify) that participated in rate-setting proceedings that determined these rates (the "Phonorecords III Proceedings"). The Nashville Songwriters Association International, the National Association of Music Publishers and George Johnson Music Publishing are also participating in the Phonorecords III Proceedings. A trial before the CRB concluded in April 2017, and the CRB rendered a decision in January 2018 ("the Initial Determination"). If the Initial Determination is adopted and affirmed, the "all-in" rate that streaming services, including Pandora, will pay to music publishers and songwriters for the mechanical rights and performance rights needed in connection with interactive streaming will increase annually between 2018 and 2022: from 11.4% of revenues or 22.0% of label payments in 2018, to 15.1% of revenues or 26.2% of label payments in 2022. Certain per-subscriber minimum royalty floors also apply depending on the type of service. The CRB may elect to modify the Initial Determination at the request of the participants in the Phonorecords III Proceedings, and thereafter the final CRB decision may be appealed for review by the DC Circuit Court of Appeals.

The Phonorecords III Proceedings are important to us because our direct licenses with music publishers use the Section 115 rates. As a result, increases in the Section 115 rates increase our content acquisition costs for our subscription services, which, if such increase were substantial, could materially harm our financial condition and hinder our ability to provide interactive features in our services, or cause one or more of our subscription services to not be economically viable.

Ad-Supported Service

Our ad-supported service is monetized through the sale of display, audio and video advertisements to national, regional and local advertisers.

Our total number of listener hours is a key driver for both advertising revenue generation opportunities and content acquisition costs, which are the largest component of our ad-related expenses.

•
Advertising Revenue. Listener hours define the number of opportunities we have to sell advertisements. Our ability to attract advertisers depends in large part on our ability to offer sufficient inventory within desired demographics.

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

Subscription Services

We monetize our subscription services through subscription payments made by users of the services. We drive subscriber growth by providing the world's most powerful music discovery platform, offering a personalized experience for each of our listeners, and investing in marketing and free-trials to promote our service.

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

Key Metrics

The numbers for our key metrics, which include our listener hours, active users, advertising RPM, advertising licensing costs per thousand listener hours ("ad LPM"), paid subscribers, average monthly revenue per paid subscriber ("ARPU") and average monthly licensing costs per paid subscriber ("LPU") are calculated using internal company data. While these numbers are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring usage of our products across large online and mobile populations. In addition, we are continually seeking to improve our estimates of our user base, and such estimates may change due to improvements or changes in our methodology.

In the quarter ended December 31, 2016, we began reporting new key metrics on a prospective basis as a result of a change in our service offerings. We discontinued our previous key metrics as of October 1, 2016. Certain of our new key metrics are not comparable to prior periods given the lack of history of our new service offerings. As such, these metrics have not been presented for, nor compared against, these periods. Key metrics that did not change are presented for the year ended December 31, 2017 and are compared to the results for the year ended December 31, 2016.

Total Service

Listener hours

We track listener hours because it is a key indicator of the growth of our business and the engagement of our listeners. We include listener hours related to our non-radio content offerings in the definition of listener hours. These offerings include non-music content such as podcasts, as well as custom music content such as Pandora Premieres and artist mixtapes. We calculate listener hours based on the total bytes served for each track that is requested and served from our servers, as measured by our internal analytics systems, whether or not a listener listens to the entire track. For non-music content such as podcasts, episodes are divided into approximately track-length parts, which are treated as tracks under this definition. To the extent that third-party measurements of listener hours are not calculated using a similar server-based approach, the third-party measurements may differ from our measurements. We have implemented strategic hours control mechanisms, such as time outs, to optimize content acquisition costs for our ad-supported listening, and will continue to use these measures in the future.

The table below sets forth the total listener hours for the years ended December 31, 2015, 2016 and 2017.

	Year ended December 31,
	2015	2016	2017
Service	Listener hours (in billions)
Advertising	18.47	19.17	16.41
Subscription	2.64	2.79	4.20
Total	21.11	21.96	20.61

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
The table below sets forth our total active users as of December 31, 2016 and 2017.

	As of December 31,
	2016	2017
	(in millions)
Active users—all services	81.0	74.7
Advertising-based service

Advertising RPM

We track ad RPM for our non-subscription, ad-supported service because it is a key indicator of our ability to monetize advertising inventory created by our listener hours. We focus on ad RPM across all of our delivery platforms. We believe ad RPM to be the central top-line indicator for evaluating the results of our advertising monetization efforts. Ad RPM is calculated by dividing advertising revenue by the number of thousands of listener hours for our advertising-based service.

Advertising LPM

We track ad LPM for our non-subscription, ad-supported service across all delivery platforms. Prior to September 15, 2016, the content acquisition costs included in our ad LPM calculations were relatively fixed, with scheduled annual rate adjustments as specified by the Section 114 Rates. Subsequent to September 15, 2016, the content acquisition costs included in our ad LPM calculations are based on the rates set by our license agreements with record labels, PROs and music publishers or the Section 114 Rates if we have not entered into a license agreement with the copyright owner of a particular sound recording.

The table below sets forth our RPM and LPM for our ad-supported service for the years ended December 31, 2015, 2016 and 2017.

	Year ended December 31,
	2015		2016		2017
	RPM*	LPM	RPM*	LPM	RPM*	LPM
Advertising	$50.52	$26.13	$55.94	$32.40	$65.32	$35.70
*The calculation of RPM does not include revenue generated by Ticketfly or Next Big Sound.

Advertising RPM

For the year ended December 31, 2017 compared to 2016, the increase in ad RPM was primarily due to the increase in the number of ads sold per hour, due in part to an increase in the number of audio ads played.

For the year ended December 31, 2016 compared to 2015, ad RPM increased primarily due to the increase in advertising revenue outpacing the growth in advertising listener hours as a result of an increase in the average price per ad sold.
Advertising LPM

Total ad LPMs in the year ended December 31, 2017 compared to 2016 increased primarily due to rate increases and minimum guarantee accruals related to our direct license agreements with major and independent labels, distributors, PROs and publishers in comparison to the statutory rates used to calculate our content acquisition costs for the majority of the year ended December 31, 2016.
Total ad LPM in the year ended December 31, 2016 compared to 2015 increased primarily due to an increase in content acquisition costs subject to the license agreements for recorded music with major and independent labels, distributors, PROs and publishers that were signed in 2015 and 2016. The increase was partially offset by one-time cumulative charges in the year ended December 31, 2015 of $57.9 million for the pre-1972 sound recordings settlement and $23.9 million as a result of management's decision to forgo the application of the RMLC publisher royalty rate from June 2013 to September 2015.
Subscription Services—Total

Paid Subscribers

Paid subscribers are defined as the number of distinct users that have current, paid access to our subscription service as of the end of the period. We track paid subscribers because it is a key indicator of the growth of our subscription services.

The below table sets forth our paid subscribers as of December 31, 2016 and 2017.

	As of December 31,
	2016	2017
	(in millions)
Paid subscribers	4.39	5.48

ARPU and LPU

ARPU is defined as average monthly revenue per paid subscriber on our subscription services. LPU is defined as average monthly licensing costs per paid subscriber on our subscription services. We believe ARPU to be the central top-line indicator for evaluating the results of our monetization efforts on our subscription services. We track LPU because it is a key measure of our ability to manage costs for our subscription services. The below table sets forth our ARPU and LPU for our subscription services for the quarters ended December 31, 2016 and 2017 and the year ended December 31, 2017.

	Quarter ended December 31,		Year ended December 31,
	2016	2017	2016	2017
Subscription ARPU	4.73	6.08	N/A	5.34
Subscription LPU	3.12	4.41	N/A	3.62

Subscription ARPU

For the quarter ended December 31, 2017 compared to 2016, the increase in subscription ARPU is primarily due to the increase in subscription revenue outpacing the increase in subscribers due to the fact that Pandora Premium launched in 2017 at a higher price point than Pandora Plus.

Subscription LPU

For the quarter ended December 31, 2017 compared to 2016, the increase in subscription LPU was primarily due to an increase in content acquisition costs associated with Pandora Premium and minimum guarantee accruals related to our direct license agreements with major and independent labels, distributors, PROs and publishers.

Basis of Presentation and Results of Operations

The following table presents our results of operations for the periods indicated as a percentage of total revenue. Our results of operations for the year ended December 31, 2015 include operating results of Ticketfly for the two months ended December 31, 2015. Our results of operations for the year ended December 31, 2017 include operating results of Ticketfly for the period ended September 1, 2017. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Year ended December 31,
	2015	2016	2017
Revenue
Advertising	80%	77%	73%
Subscription and other	19	16	22
Ticketing service	1	6	5
Total revenue	100	100	100
Cost of revenue
Cost of revenue—Content acquisition costs	52	53	55
Cost of revenue—Other (1)	7	7	8
Cost of revenue—Ticketing service (1)	1	4	3
Total cost of revenue	60	65	66
Gross profit	40	35	34
Operating expenses
Product development (1)	7	10	11
Sales and marketing (1)	34	35	34
General and administrative (1)	13	13	13
Goodwill impairment	—	—	9
Contract termination fees	—	—	2
Total operating expenses	55	58	68
Loss from operations	(15)	(23)	(34)
Interest expense	—	(2)	(2)
Other income, net	—	—	—
Total other expense, net	—	(2)	(2)
Loss before (provision for) benefit from income taxes	(15)	(25)	(35)
(Provision for) benefit from income taxes	—	—	—
Net loss	(15)%	(25)%	(35)%
Net loss available to common stockholders	(15)%	(25)%	(38)%

(1) Includes stock-based compensation as follows:
Cost of revenue—Other	0.5%	0.4%	0.2%
Cost of revenue—Ticketing service	—	—	—
Product development	2.0	2.2	2.3
Sales and marketing	4.5	4.2	3.8
General and administrative	2.5	3.1	2.4
Note: Amounts may not recalculate due to rounding

Revenue

	Year ended December 31,			Year ended December 31,
	2015	2016	$ Change	2016	2017	$ Change
	(in thousands)			(in thousands)
Revenue
Advertising	$933,305	$1,072,490	$139,185	$1,072,490	$1,074,927	$2,437
Subscription and other	220,571	225,786	5,215	225,786	315,853	90,067
Ticketing service	10,167	86,550	76,383	86,550	76,032	(10,518)
Total revenue	$1,164,043	$1,384,826	$220,783	$1,384,826	$1,466,812	$81,986

Advertising revenue

We generate advertising revenue primarily from audio, display and video advertising, which is typically sold on a cost-per-thousand impressions, or CPM, basis. Advertising campaigns typically range from one to twelve months, and advertisers generally pay us based on the number of delivered impressions or the satisfaction of other criteria, such as click-through rates. For the years ended December 31, 2015, 2016 and 2017, advertising revenue accounted for 80%, 77% and 73%, of our total revenue, respectively. We expect that advertising will comprise a substantial majority of revenue for the foreseeable future.

For the year ended December 31, 2017 compared to 2016, advertising revenue increased $2.4 million or 0.2% due to the average price per ad and the number of ads sold remaining relatively flat compared to the prior year.

For the year ended December 31, 2016 compared to 2015, advertising revenue increased by $139.2 million or 15%, primarily due to an increase in the average price per ad sold.

Subscription and other revenue

Subscription and other revenue is generated primarily through the sale of monthly or annual subscriptions to Pandora Plus and Pandora Premium. Pandora Plus is a paid, ad-free version of the Pandora service that includes replays, additional skipping, offline listening, higher quality audio on supported devices and longer timeout-free listening. Pandora Premium is a paid, ad-free version of the Pandora service that also offers a unique, on-demand experience, providing users with the ability to search, play and collect songs and albums, build playlists on their own or with the tap of a button and automatically generate playlists based on their listening activity. Subscription revenue is recognized on a straight-line basis over the duration of the subscription period. For the years ended December 31, 2015, 2016 and 2017, subscription and other revenue accounted for 19%, 16% and 22% of our total revenue, respectively.

For the year ended December 31, 2017 compared to 2016, subscription revenue increased $90.1 million or 40%, primarily due to an increase in the number of subscribers and an increase in the average price per paid subscriber due to the launch and growth of Pandora Premium.

For the year ended December 31, 2016 compared to 2015, subscription and other revenue increased by $5.2 million or 2%, primarily due to an increase in the number of subscribers.

Ticketing service

Ticketing service revenue was generated primarily from service and merchant processing fees generated on ticket sales through the Ticketfly platform. Ticketfly sold tickets to fans for events on behalf of clients and charged either a fee per ticket or a percentage of the total convenience charge and order processing fee for its services at the time the ticket for an event was sold. Ticketing service revenue was recorded net of the face value of the ticket at the time of the sale, as Ticketfly generally acted as the agent in these transactions. For the years ended December 31, 2015, 2016 and 2017, ticketing service revenue accounted for approximately 1%, 6% and 5% of our total revenue, respectively. On September 1, 2017, we completed the sale of Ticketfly to Eventbrite. Ticketing service revenue is included in our Consolidated Statements of Operations for the period from the acquisition date of October 31, 2015 to the disposition date of September 1, 2017. Refer to Note 5 "Dispositions" in the Notes to Consolidated Financial Statements for further details on the Ticketfly disposition.

For the year ended December 31, 2017 compared to 2016, ticketing service revenue decreased $10.5 million or 12%,

primarily due to a decrease in the number of tickets sold, excluding box office sales, as a result of the sale of Ticketfly on September 1, 2017.

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

Cost of revenue—Content acquisition costs

	Year ended December 31,			Year ended December 31,
	2015	2016	$ Change	2016	2017	$ Change
	(in thousands)			(in thousands)
Cost of revenue—Content acquisition costs	$610,362	$734,353	$123,991	$734,353	$804,032	$69,679

Cost of revenue-content acquisition costs primarily consist of licensing fees paid for streaming music or other content to our listeners. In the year ended December 31, 2016, we obtained the rights to stream the majority of sound recordings on our service through statutory licenses, with the costs for such licenses determined according to the per-play rates set by the CRB. We obtained the rights to the majority of the musical works streamed on our service through direct licensing agreements with PROs or publishers, with the costs for such licenses based on a percentage of the content acquisition costs we paid for sound recordings.

During the year ended December 31, 2017, the majority of our content acquisition costs were calculated using negotiated rates in direct license agreements with record labels, music publishers and PROs. Depending on the applicable service, our sound recording license agreements generally require us to pay either a per-performance fee based on the number of sound recordings we transmit, a percentage of revenue associated with the service, or a per-subscriber minimum amount.

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

For the year ended December 31, 2017 compared to 2016, content acquisition costs increased $69.7 million or 9%, and total content acquisition costs as a percentage of total revenue increased from 53% to 55%. As we entered into direct license agreements with major and independent labels, distributors, PROs and publishers, we experienced rate increases and minimum guarantee accruals as compared to the statutory rates used to calculate our content acquisition costs for the majority of the year ended December 31, 2016. These rates particularly impacted our subscription services. As we launched Pandora Premium and experienced growth in our subscription services in 2017, this resulted in a corresponding increase in content acquisition costs as dictated by these direct license agreements.

For the year ended December 31, 2016 compared to 2015, content acquisition costs increased by $124.0 million or 20%, and total content acquisition costs as a percentage of total revenue increased from 52% to 53%, primarily due to rate increases and minimum guarantee accruals related to our direct license agreements with major and independent labels, distributors, PROs and publishers that went into effect beginning September 2016. The increase was partially offset by one-time cumulative charges in the year ended December 31, 2015 of $57.9 million for the pre-1972 sound recordings settlement and $23.9 million as a result of management's decision to forgo the application of the RMLC publisher royalty rate from June 2013 to September 2015.

Cost of Revenue—Other

	Year ended December 31,			Year ended December 31,
	2015	2016	$ Change	2016	2017	$ Change
	(in thousands)			(in thousands)
Cost of revenue—Other	$79,972	$102,717	$22,745	$102,717	$112,638	$9,921

Cost of revenue—other consists primarily of ad and music serving costs, employee-related costs, facilities and equipment costs, other costs of ad sales and amortization expense related to acquired intangible assets and internal-use software. In the year ended December 31, 2017 we reallocated headcount from cost of revenue—other to other financial statement line items due to a reorganization of the company as a result of a reallocation of resources. Ad and music serving costs consist of content streaming, maintaining our streaming radio and on-demand subscription services and creating and serving advertisements through third-party ad servers. We make payments to third-party ad servers for the period the advertising impressions are delivered or click-through actions occur, and accordingly, we record this as a cost of revenue in the related period. Employee-related costs include salaries and benefits associated with supporting music and ad-serving functions. Other costs of ad sales include costs related to music events that are included as part of certain of our advertising arrangements.

For the year ended December 31, 2017 compared to 2016, cost of revenue—other increased $9.9 million or 10%, primarily due to an $11.2 million increase in amortization expense of internal-use software and acquired intangible assets related to the launch of Pandora Premium, a $5.0 million increase in other cost of ad sales and a $4.8 million increase in hosting and ad serving costs driven by an increase in the cost of ad sales. The increase is offset by an $11.6 million decrease in employee-related costs driven by a decrease in average headcount related to a reorganization of the company as a result of a reallocation of resources and a reduction in force in the first quarter of 2017.

For the year ended December 31, 2016 compared to 2015, cost of revenue—other increased by $22.7 million or 28%, primarily due to a $6.0 million increase in employee-related expenses and a $3.3 million increase in facilities and equipment costs driven by an increase in average headcount, a $7.4 million increase in hosting and ad-serving costs and a $3.0 million increase in cost of ad sales driven by an increase in the number of ads sold, a $1.7 million increase in amortization expense of internal-use software and a $1.1 million increase in costs related to music events that are sold as part of our advertising arrangements.

Cost of revenue—ticketing service

	Year ended December 31,			Year ended December 31,
	2015	2016	$ Change	2016	2017	$ Change
	(in thousands)			(in thousands)
Cost of revenue—Ticketing service	$7,121	$59,280	$52,159	$59,280	$50,397	$(8,883)

Cost of revenue—ticketing service consists primarily of ticketing revenue share costs, hosting costs, credit card fees and other cost of revenue and intangible amortization expense. The majority of these costs are related to revenue share costs which consist of fees paid to clients for their share of convenience and order processing fees. Intangible amortization expense is related to amortization of developed technology acquired in connection with the Ticketfly acquisition on October 1, 2015. On September 1, 2017, we completed the sale of Ticketfly to Eventbrite. Cost of revenue—ticketing service is included in our Consolidated Statements of Operations for the period from the acquisition date of October 31, 2015 to the disposition date of

September 1, 2017. Refer to Note 5 "Dispositions" in the Notes to Consolidated Financial Statements for further details on the Ticketfly disposition.

For the year ended December 31, 2017 compared to 2016, cost of revenue—ticketing service decreased $8.9 million or 15%, primarily due to the sale of Ticketfly on September 1, 2017.

Gross margin

	Year ended December 31,			Year ended December 31,
	2015	2016	$ Change	2016	2017	$ Change
	(in thousands)			(in thousands)
Gross profit
Total revenue	$1,164,043	$1,384,826	$220,783	$1,384,826	$1,466,812	$81,986
Total cost of revenue	697,455	896,350	198,895	896,350	967,067	70,717
Gross profit	$466,588	$488,476	$21,888	$488,476	$499,745	$11,269
Gross margin	40%	35%		35%	34%

For the year ended December 31, 2017 compared to 2016, gross margin decreased from 35% to 34%, as the growth in cost of revenue—content acquisition costs outpaced the growth in revenue. As we entered into direct license agreements with major and independent labels, distributors, PROs and publishers, we experienced rate increases and minimum guarantee accruals as compared to the statutory rates used to calculate our content acquisition costs for the majority of the year ended December 31, 2016. These rates particularly impacted our subscription services. As we launched Pandora Premium and experienced growth in our subscription services in 2017, this resulted in a corresponding increase in content acquisition costs as dictated by these direct license agreements.

For the year ended December 31, 2016 compared to 2015, gross margin decreased from 40% to 35%, as the growth in content acquisition costs outpaced the growth in revenue, primarily due to rate increases and minimum guarantee accruals related to our direct license agreements with major and independent labels, distributors, PROs and publishers that went into effect in September 2016.

Product development

	Year ended December 31,			Year ended December 31,
	2015	2016	$ Change	2016	2017	$ Change
	(in thousands)			(in thousands)
Product development	$84,135	$140,707	$56,572	$140,707	$154,325	$13,618

Product development consists primarily of employee-related costs, including salaries and benefits related to employees in software engineering, music analysis and product management departments, facilities and equipment costs, information technology costs and amortization expense related to acquired intangible assets. We incur product development expenses primarily for improvements to our website and the Pandora app, development of new services and enhancement of existing services, development of new advertising products and development and enhancement of our personalized playlisting system. We have generally expensed product development as incurred. These amounts are offset by costs that we capitalize to develop software for internal use. Certain website development and internal use software development costs are capitalized when specific criteria are met. In such cases, the capitalized amounts are amortized over the useful life of the related application once the application is placed in service.

For the year ended December 31, 2017 compared to 2016, product development expenses increased $13.6 million or 10%, primarily due to a $8.4 million decrease in capitalized personnel costs driven by an increase in costs for maintenance of and minor enhancements to Pandora Premium that were not capitalized. The increase is also due to an increase in employee related costs, excluding capitalized personnel, of $7.3 million and a $2.9 million increase in facilities and equipment costs as a result of an increase in average headcount. This was offset by a $5.0 million decrease in amortization expense of acquired intangible assets.

For the year ended December 31, 2016 compared to 2015, product development expenses increased by $56.6 million or 67%, primarily due to a $59.2 million increase in employee-related costs and a $7.5 million increase in facilities and equipment costs driven by an increase in average headcount, a $6.6 million increase in intangible amortization expense and a $4.0 million increase in professional fees, offset by a $22.3 million increase in costs that we capitalized to develop software for internal use.

Sales and marketing

	Year ended December 31,			Year ended December 31,
	2015	2016	$ Change	2016	2017	$ Change
	(in thousands)			(in thousands)
Sales and marketing	$397,842	$490,364	$92,522	$490,364	$492,542	$2,178

Sales and marketing consists primarily of employee-related costs, including salaries, commissions and benefits related to employees in sales, sales support, marketing, advertising and industry relations and artist marketing departments and facilities and equipment costs. In addition, sales and marketing expenses include commissions on subscription purchases through mobile app stores ("subscription commissions"), external sales and marketing expenses such as brand marketing, advertising, customer acquisition, direct response and search engine marketing costs, public relations expenses, costs related to music events, agency platform and media measurement expenses and amortization expense related to acquired intangible assets.

For the year ended December 31, 2017 compared to 2016, sales and marketing expenses increased $2.2 million or 0.4%, primarily due to a $10.3 million increase in subscription commissions driven by an increase in subscribers as a result of the launches of Pandora Plus and Pandora Premium and a $4.5 million increase in facilities and equipment costs due to an increase in expensed software. This was offset by a $5.9 million decrease in employee-related costs driven by a decrease in average headcount, a $3.8 million decrease in amortization expense of acquired intangible assets and a $1.3 million decrease in professional fees.

For the year ended December 31, 2016 compared to 2015, sales and marketing expenses increased by $92.5 million or 23%, primarily due to a $45.5 million increase in employee-related costs and a $9.1 million increase in facilities and equipment costs driven by an increase in average headcount, a $22.1 million increase in brand marketing, advertising, direct response and search engine marketing costs driven by advertising campaigns launched in 2016, a $5.8 million increase in intangible amortization expense and a $5.0 million increase in amortization of non-recoupable ticketing contract advances.

General and administrative

	Year ended December 31,			Year ended December 31,
	2015	2016	$ Change	2016	2017	$ Change
	(in thousands)			(in thousands)
General and administrative	$154,602	$176,164	$21,562	$176,164	$190,711	$14,547

General and administrative consists primarily of employee-related costs, including salaries, benefits and severance expense for finance, accounting, legal, internal information technology and other administrative personnel and facilities and equipment costs. In addition, general and administrative expenses include legal expenses, professional fees for outside accounting and other services, credit card fees and sales and other tax expense.

For the year ended December 31, 2017 compared to 2016, general and administrative expenses increased $14.5 million or 8%, the majority of which is due to a $9.3 million loss on the sale of Ticketfly, an $8.7 million increase in provision for bad debt primarily related to our ticketing service, a $5.0 million increase in professional fees related to consulting and advisory fees and a $3.9 million increase in legal fees primarily related to the rate-setting proceedings under Section 115, offset by a $15.4 million decrease in employee-related costs primarily driven by a decrease in average headcount.

For the year ended December 31, 2016 compared to 2015, general and administrative expenses increased by $21.6 million or 14%, primarily due to a $32.7 million increase in employee-related costs and a $2.8 million increase in facilities and equipment related costs driven by an increase in average headcount and executive severance, a $2.3 million increase in sales and other tax expense, offset by a $18.4 million decrease in legal fees related to content acquisition and other matters.

Goodwill impairment

	Year ended December 31,			Year ended December 31,
	2015	2016	$ Change	2016	2017	$ Change
	(in thousands)			(in thousands)
Goodwill impairment	$—	$—	$—	$—	$131,997	$131,997

We had no goodwill impairment expense for the years ended December 31, 2015 and 2016.

For the year ended December 31, 2017, goodwill impairment was $132.0 million and consisted primarily of $131.7 million of impairment expense related to the write down of Ticketfly goodwill, which was based on the fair value of Ticketfly's net assets as implied by the estimated purchase price of $184.5 million as of June 30, 2017. Refer to Note 5 "Dispositions" and Note 7 "Goodwill and Intangible Assets" in the Notes to Consolidated Financial Statements for further information on the goodwill impairment.

Contract termination fees

	Year ended December 31,			Year ended December 31,
	2015	2016	$ Change	2016	2017	$ Change
	(in thousands)			(in thousands)
Contract termination fees	$—	$—	$—	$—	$23,044	$23,044

We had no contract termination fees for the years ended December 31, 2015 and 2016.

For the year ended December 31, 2017, contract termination fees were $23.0 million and consisted of fees related to the termination of the contractual commitment with KKR Classic Investors L.P. ("KKR"). In May 2017, we entered into an agreement to sell redeemable convertible preferred stock to KKR. In conjunction with the Series A, we terminated the contractual commitment to sell redeemable convertible preferred stock to KKR, which resulted in contract termination fees, including the related legal and professional fees.

Interest expense

Interest expense in the years ended December 31, 2015, 2016 and 2017 consists primarily of interest expense on our 1.75% Convertible Senior Notes due 2020 and interest on our credit facility. Refer to Note 9 "Debt Instruments" in the Notes to Consolidated Financial Statements for further details on our Notes and credit facility.

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

On December 22, 2017, the Tax Cut and Jobs Act was signed into law, which enacted significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include, but are not limited to a reduction of the federal corporate income tax rate from 35% to 21%, limiting the interest expense deduction, expensing of cost of acquired qualified property, elimination of the domestic production activities deduction and allows net operating losses generated in taxable years ending after December 31, 2017 to be carried forward indefinitely. The reduction in the federal corporate income tax rate reduced our net deferred tax assets by approximately $129.2 million with an offsetting reduction to our valuation allowance of approximately $130.0 million, which has been reflected in our financial statements for the tax year ended December 31, 2017. The rate reduction and the valuation allowance offset is included in the change in rate and change in valuation allowance line items in the reconciliation of the effective tax rate. The indefinite carryforward of the net operating loss carryforwards resulted in a release of federal valuation allowance of approximately $1.1 million, and is included in the change in valuation allowance line item in the reconciliation of the effective tax rate. We continue to evaluate the impact the new tax law will have on our financial condition and results of operations.

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

Liquidity and Capital Resources

As of December 31, 2017, we had cash, cash equivalents and investments totaling $500.8 million, which primarily consisted of cash and money market funds held at major financial institutions and investment-grade corporate debt securities.

Our principal uses of cash during the year ended December 31, 2017 were funding our operations, as described below, repaying our credit facility and capital expenditures.

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

Our Indebtedness

Credit Facility

On December 29, 2017, we entered into a credit facility for an aggregate commitment amount of $200.0 million, with an option to increase the commitment amount by $50.0 million and a maturity date of the earliest of December 29, 2022, 120 days prior to the Notes maturity date of December 1, 2020, provided that the Notes have not been converted into common stock prior to such date or 120 days prior to the Series A redeemable convertible preferred stock ("Series A") redemption date of September 22, 2022, provided that the Series A have not been converted into common stock prior to such date. Prior to December 29, 2017, we were party to a credit facility with an aggregate commitment amount of $120.0 million, with an option to increase the commitment amount by $20.0 million and a maturity date of September 12, 2018. This credit facility was terminated on December 29, 2017.

As of December 31, 2017, we had no outstanding borrowings, $1.2 million in letters of credit outstanding and $194.1 million of available borrowing capacity under the credit facility. We are in compliance with all financial covenants associated with the credit facility as of December 31, 2017. Refer to Note 9 "Debt Instruments" in the Notes to Consolidated Financial Statements for further details regarding our credit facility.

1.75% Convertible Senior Notes Due 2020

On December 9, 2015, we completed an unregistered Rule 144A offering of $345.0 million aggregate principal amount of our 1.75% Convertible Senior Notes due 2020. The net proceeds from the sale of the Notes were approximately $336.5 million, after deducting the initial purchaser’s fees and other estimated expenses. We used approximately $43.2 million of the net proceeds to pay the cost of the capped call transactions. Refer to Note 9 "Debt Instruments" in the Notes to Consolidated Financial Statements for further details on our Notes.

Redeemable Convertible Preferred Stock

In June 2017, we entered into an agreement with Sirius XM Radio, Inc. ("Sirius XM") to sell 480,000 shares of Series A redeemable convertible preferred stock ("Series A") for $1,000 per share, with gross proceeds of $480.0 million. The Series A shares were issued in two rounds: an initial closing of 172,500 shares for $172.5 million that occurred on June 9, 2017 upon signing the agreement with Sirius XM, and an additional closing of 307,500 shares for $307.5 million that occurred on September 22, 2017. Refer to Note 10 "Redeemable Convertible Preferred Stock" in the Notes to Consolidated Financial Statements for further details on the redeemable convertible preferred stock.

Capital Expenditures

Consistent with previous periods, future capital expenditures will primarily focus on acquiring additional hosting and general corporate infrastructure. Our access to capital is adequate to meet our anticipated capital expenditures for our current plans.

Historical Trends

The following table summarizes our cash flow data for the years ended December 31, 2015, 2016 and 2017. Our cash flow data includes Ticketfly results for the two months ended December 31, 2015, the year ended December 31, 2016 and the period ended September 1, 2017.

	Year ended December 31,
	2015	2016	2017
	(in thousands)
Net cash used in operating activities	$(42,082)	$(181,691)	$(210,709)
Net cash (used in) provided by investing activities	(102,266)	(52,155)	129,946
Net cash provided by financing activities	303,135	99,757	380,193

Operating activities

In the year ended December 31, 2017, net cash used in operating activities was $210.7 million and primarily consisted of our net loss of $518.4 million, which was partially offset by non-cash charges of $363.9 million, primarily related to $132.0 million in goodwill impairment, $128.4 million in stock-based compensation expense and $62.9 million in depreciation and amortization expense. Net cash used in operating activities also included an increase in accounts receivable of $36.8 million, an increase in prepaid and other assets of $16.6 million and a decrease in accrued compensation of $10.7 million due to a decrease in accrued bonuses and commissions. Cash used in operating activities increased $29.0 million from the year ended December 31, 2016, primarily due to a $175.4 million increase in our net loss, offset by a goodwill impairment charge of $132.0 million and a charge for loss on sale of $9.4 million, primarily related to the sale of Ticketfly.

In the year ended December 31, 2016, net cash used in operating activities was $181.7 million and primarily consisted of our net loss of $343.0 million, which was partially offset by non-cash charges of $222.3 million, primarily related to $138.5 million in stock-based compensation charges and $60.8 million in depreciation and amortization expense. Net cash used in operating activities also included an increase in prepaid content acquisition costs of $44.2 million due to minimum guarantee payments and an increase in accounts receivable of $35.7 million. Cash used in operating activities increased $139.6 million from the year ended December 31, 2015, primarily due to a $173.3 million increase in our net loss, offset by a $36.3 million increase in depreciation and amortization expense as a result of an increase in depreciation expense for leasehold improvements and server equipment and an increase in intangible amortization expense.

In the year ended December 31, 2015, net cash used in operating activities was $42.1 million and primarily consisted of our net loss of $169.7 million and increases in accounts receivable and prepaid and other assets of $55.9 million and $17.5 million, offset by decreases in accrued content acquisition costs and accounts payable, accrued and other current liabilities of$23.7 million and $18.1 million, and non-cash charges of $141.2 million, primarily related to $111.6 million in stock-based compensation charges and $24.5 million in depreciation and amortization charges. Cash used in operating activities increased $63.1 million from the year ended December 31, 2014, primarily due to a $139.3 million increase in our net loss, offset by a $24.6 million increase in stock-based compensation expense as a result of an increase in headcount.

Investing activities

In the year ended December 31, 2017, net cash provided by investing activities was $129.9 million and included $124.3 million in proceeds from sales of subsidiaries, net of cash, related to the sale of Ticketfly and $42.1 million in proceeds from maturities of investments, offset by $20.2 million of capital expenditures for internal-use software primarily related to Pandora Premium and $15.7 million of capital expenditures for leasehold improvements and server equipment. Net cash provided by investing activities increased $182.1 million from the year ended December 31, 2016 primarily due to an increase in proceeds from sales of subsidiaries, net of cash, of $124.3 million related to the sale of Ticketfly, a decrease in capital expenditures for leasehold improvements and server equipment of $44.1 million and a decrease in purchases of investments of $12.4 million.

In the year ended December 31, 2016, net cash used in investing activities was $52.2 million and included $59.8 million of capital expenditures for leasehold improvements and server equipment, $30.2 million of capital expenditures for internal-use software and $12.4 million in purchases of investments, offset by $51.2 million in proceeds from sales and maturities of investments. Net cash used in investing activities decreased $50.1 million from the year ended December 31, 2015 primarily due to a decrease of $268.9 million in payments related to acquisitions, net of cash acquired, due to the acquisitions of Rdio, Ticketfly, NBS and KXMZ, and a decrease in purchases of investments of $128.6 million, offset by a decrease in proceeds from of sales and maturities of investments of $289.2 million.

In the year ended December 31, 2015, net cash used in investing activities was $102.3 million, primarily due to $269.6 million in payments related to acquisitions, net of cash acquired, due to the acquisitions of Rdio, Ticketfly, NBS and KXMZ, $141.0 million of purchases of investments, $23.5 million of capital expenditures for leasehold improvements and server equipment and $8.6 million of capital expenditures for internal-use software, offset by $340.4 million in proceeds from sales and maturities of investments. Net cash used in investing activities decreased $9.9 million from the year ended December 31, 2014 primarily due to a decrease in purchases of investments of $199.7 million and an increase in proceeds from sales and maturities of investments of $81.8 million, offset by payments related to acquisitions, net of cash acquired, of $269.6 million.

Financing activities

In the year ended December 31, 2017, net cash provided by financing activities was $380.2 million and included $480.0 million in proceeds from the issuance of redeemable convertible preferred stock to Sirius XM, offset by $90.0 million in repayment of our line of credit and $30.5 million in cash paid for issuance costs primarily related to the issuance of redeemable convertible preferred stock to Sirius XM. Net cash provided by financing activities increased $280.4 million from the year ended December 31, 2016 primarily due to an increase in proceeds from the issuance of redeemable convertible preferred stock to Sirius XM of $480.0 million, offset by a decrease proceeds from borrowings from our line of credit of $90.0 million, an increase in repayment of our line of credit of $90.0 million and an increase in payments of issuance costs of $30.5 million, primarily related to the issuance of redeemable convertible preferred stock to Sirius XM.

In the year ended December 31, 2016, net cash provided by financing activities was $99.8 million and included $90.0 million in proceeds from borrowings from our line of credit and 9.7 million in proceeds from our employee stock purchase plan. Net cash provided by financing activities decreased $203.4 million from the year ended December 31, 2015 primarily due to a decrease of $345.0 million in proceeds from issuance of the Notes, offset by proceeds of $90.0 million in borrowings from our line of credit.

In the year ended December 31, 2015, net cash provided by financing activities was $303.1 million, primarily consisting of $345.0 million in proceeds from issuance of the Notes, offset by $43.2 million in payments pursuant to the capped call transaction and $8.9 million in payment of debt issuance costs related to the issuance of the Notes and the amendment to our line of credit facility. Net cash provided by financing activities increased $281.5 million from the year ended December 31, 2014 primarily due to $345.0 million in proceeds from issuance of the Notes, offset by $43.2 million in payments pursuant to the capped call transaction and $8.9 million in payment of debt issuance costs related to the issuance of the Notes and the amendment to our line of credit facility.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2017:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
	(in thousands)
Minimum guarantees—Content acquisition costs	$405,199	$394,199	$11,000	$—	$—
Operating lease obligations	123,454	24,380	43,735	22,695	32,644
Total	$528,653	$418,579	$54,735	$22,695	$32,644

Minimum Guarantees—Content Acquisition Costs

As of December 31, 2017, certain of our content acquisition agreements contain minimum guarantees and require that we make upfront minimum guarantee payments. As of December 31, 2017, we have future minimum guarantee commitments of $405.2 million, of which $394.2 million will be paid in 2018 and the remainder will be paid thereafter.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements in 2016 or 2017.

Business Trends

Our operating results fluctuate from quarter to quarter as a result of a variety of factors. We expect our operating results to continue to fluctuate in future quarters.

Our results reflect the effects of seasonal trends in listener, subscriber and advertising behavior. During the last quarter of each calendar year, and particularly during the holiday season, we expect to experience both higher advertising sales due to greater advertiser demand during the holiday season and increased usage of our service due to the popularity of holiday music. In addition, in the first quarter of each calendar year, we expect to experience lower advertising sales due to reduced advertiser demand, but sustained higher levels of subscriptions and usage by listeners due to increased use of media-streaming devices and subscriptions received as gifts during the holiday season. We believe these seasonal trends have affected, and will continue to affect our operating results, particularly if increases in content acquisition costs from increased usage are not offset by advertising sales in the first calendar quarter.

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

We continue to invest in building a local advertising sales force in major radio markets and as of December 31, 2017, we had 130 local sellers in 37 markets in the United States. As a result, we experienced an increase in local advertising revenue as a percentage of total advertising revenue in the year ended December 31, 2017 compared to the year ended December 31, 2016, and we intend to continue investing in our local market presence for the foreseeable future.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. We believe that our critical accounting policies reflect the critical accounting estimates and assumptions used in the preparation of the consolidated financial statements.

We believe that the assumptions and estimates associated with our content acquisition costs for performance rights of musical works, prepaid content acquisition costs, advertising revenue, subscription and other revenue, business combinations, goodwill and intangible assets, stock based compensation, the valuation of stock option grants, performance stock units and capitalized internal-use software have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Content Acquisition Costs for Performance Rights of Musical Works

We incur content acquisition cost expenses from our streaming of musical works. Content acquisition costs for musical works are negotiated with and paid to PROs such as ASCAP, BMI, SESAC and Global Music Rights and directly to publishing companies. Content acquisition costs for the streaming of musical works on our ad-supported service are calculated such that each copyright holder receives its usage-based and ownership-based share of a royalty pool equal to 20% of the content acquisition costs paid by us for sound recordings on our ad-supported service. Content acquisition costs for the streaming of musical works on our subscription services are equal to the rates determined in accordance with the statutory license set forth in Section 115. We record a liability for content acquisition costs for the streaming of musical works based on our best estimate of the amount owed to each licensor, PRO or individual copyright owner, based on historical rates, third-party evidence and legal developments consistent with our past practices. For each quarterly period, we evaluate our estimates to assess the adequacy of recorded liabilities. If actual content acquisition costs differ from estimates, revisions to the estimated royalty liabilities may be required, which could materially affect our results of operations.

Prepaid Content Acquisition Costs

Prepaid content acquisition costs are primarily comprised of minimum guarantees under content license agreements. In 2015 and 2016, we signed direct license agreements with major and independent labels, distributors, PROs and publishers. Certain of these license agreements include minimum guarantee payments, some of which are paid in advance. These minimum guarantees may take the form of either a contractually obligated minimum over a specified period of time that requires a true-up payment at the end of the specified period if the cumulative payments have not met or exceeded the specified minimum, or cash advance payments made at the beginning of, or at intervals during, the specified period, which cash payments are then recoupable against content acquisition costs over the specified period. On a quarterly basis, we record the greater of the cumulative actual content acquisition costs incurred or the cumulative minimum guarantee based on forecasted usage for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasted usage, considers factors such as listening hours, revenue, subscribers and other terms of each agreement that impact our expected attainment or recoupment of the minimum guarantees on a non-straight line basis. If we are unable to accurately estimate the forecasted usage for the minimum guarantee period, our content acquisition costs could increase and have a material adverse effect on our business, financial condition and results of operations.

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

Advertising revenue

We generate advertising revenue primarily from audio, display and video advertising. We generate the majority of our advertising revenue through the delivery of advertising impressions sold on a cost per thousand, or CPM, basis. In determining whether an arrangement exists, we ensure that a binding arrangement, such as an insertion order or a fully executed customer-specific agreement, is in place. We generally recognize revenue based on delivery information from our campaign trafficking systems. If we are unable to accurately estimate the delivery of information, our advertising revenue could be misstated and have a material adverse effect on our business, financial condition and results of operations.

Subscription and other revenue

Subscription and other revenue is generated primarily through the sale of monthly or annual paid subscriptions to Pandora Plus and Pandora Premium. Pandora Plus is a paid, ad-free version of the Pandora service that includes replays, additional skipping, offline listening, higher quality audio on supported devices and longer timeout-free listening. Pandora Premium is a paid, ad-free version of the Pandora service that also offers a unique, on-demand experience, providing users with the ability to search, play and collect songs and albums, build playlists on their own or with the tap of a button and automatically generates playlists based on their listening activity. Subscription revenue derived from direct sales to listeners is recognized on a straight-line basis over the duration of the subscription period. Subscription revenue derived from sales through some mobile device app stores may be subject to refund or cancellation terms which may affect the timing or amount of the subscription revenue recognition. When refund rights exist, we recognize revenue when services have been provided and the rights lapse or when we have developed sufficient transaction history to estimate a reserve. If we are unable to accurately estimate a reserve, our subscription revenue could be misstated and have a material adverse effect on our business, financial condition and results of operations.

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

We do not amortize goodwill and intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. We perform our annual goodwill and intangible asset impairment tests in the fourth quarter of each year. In the year ended December 31, 2017, we recognized $132.0 million in impairment of goodwill, primarily related to the sale of Ticketfly.

Acquired finite-lived intangible assets are amortized over the estimated useful lives of the assets, which range from three to eleven years. Acquired finite-lived intangible assets consist primarily of patents, customer relationships, developed technology and trade names resulting from business combinations. We evaluate the recoverability of our intangible assets for potential impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to the fair value.

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

We generally estimate the grant date fair value of stock options using the Black-Scholes option-pricing model. The inputs to the Black-Scholes option-pricing model are our stock price on the date of grant, the expected stock price volatility over the expected term of the award, which is based on projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award and expected dividends. If we are unable to accurately estimate the inputs to the

Black-Scholes option-pricing model, our stock compensation expense could be misstated and have a material adverse effect on our business, financial condition and results of operations.

Stock-based compensation expense is recorded in the statement of operations for only those stock-based awards that will vest. In the first quarter of 2017 we adopted new accounting guidance from the Financial Accounting Standards Board ("FASB") on stock compensation, or ASU 2016-09, as described in "Recently Adopted Accounting Standards" in Note 2 of the Notes to Consolidated Financial Statements and have elected to account for forfeitures as they occur, rather than estimating expected forfeitures. In addition, we recognize all income tax effects of awards in the income statement when the awards vest or are settled as required by ASU 2016-09.

Stock-Based Compensation—Performance Stock Units ("PSUs")

In 2016, the compensation committee of the board of directors granted 2016 Performance Awards consisting of stock-settled performance-based RSUs to certain key executives.

We have determined the grant-date fair value of the PSUs granted in 2016 using a Monte Carlo simulation performed by a third-party valuation firm. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. The variables used in these models are reviewed on an annual basis and adjusted, as needed. We recognize stock-based compensation for the PSUs over the requisite service period, which is approximately four years, using the accelerated attribution method. If we are unable to accurately estimate the grant-date fair value of the PSUs, our stock-based compensation expense could be misstated and have a material adverse effect on our business, financial condition and results of operations.

Capitalized Internal-Use Software

We capitalize certain costs incurred to develop software for internal use. Costs incurred in the preliminary stages of development are expensed as incurred. Once software has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Costs related to minor enhancements, maintenance and training are expensed as incurred.

Capitalized internal-use software costs are amortized on a straight-line basis over their three to five-year estimated useful lives. We evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no material impairments to internal-use software during the years ended December 31, 2015, 2016 and 2017. If the assumptions used in estimating in our capitalized internal-use software are not accurate, our capitalized internal-use software amounts and the related amortization could be misstated and have a material adverse effect on our business, financial condition and results of operations.

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

Our exposure to interest rates relates to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments. We are party to a $200.0 million credit facility with a syndicate of financial institutions, which expires on the earliest of December 29, 2022, 120 days prior to the Notes maturity date of December 1, 2020, provided that the Notes have not been converted in accordance with their terms prior to such date or 120 days prior to the Series A redeemable convertible preferred stock ("Series A") redemption date of September 22, 2022, provided that the Series A have not been converted into common stock prior to such date. As of December 31, 2017, we had $1.2 million in letters of credit outstanding and $194.1 million of available borrowing capacity under the credit facility.

Refer to Note 9 "Debt Instruments" in the Notes to Consolidated Financial Statements for further details regarding our credit facility and convertible notes.

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Approximately 100% of our portfolio consists of cash and cash equivalents that have a relatively short maturity, and a fair value relatively insensitive to interest rate changes. Our available-for-sale investments consist of corporate debt securities which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. Based on a sensitivity analysis, we have determined that a hypothetical 100 basis points increase in interest rates would have no impact to the fair values of our investments as of December 31, 2017. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. However, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PANDORA MEDIA, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Pandora Media, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pandora Media, Inc. ("the Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.
San Francisco, California
February 26, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Pandora Media, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Pandora Media, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Pandora Media, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of Pandora Media, Inc. and our report dated February 26, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

San Francisco, California
February 26, 2018

Pandora Media, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	As of December 31,
	2016	2017
Assets
Current assets
Cash and cash equivalents	$199,944	$499,597
Short-term investments	37,109	1,250
Accounts receivable, net of allowance of $3,633 at December 31, 2016 and $5,352 at December 31, 2017	309,267	336,429
Prepaid content acquisition costs	46,310	55,668
Prepaid expenses and other current assets	33,191	19,220
Total current assets	625,821	912,164
Convertible promissory note receivable	—	35,471
Long-term investments	6,252	—
Property and equipment, net	124,088	116,742
Goodwill	306,691	71,243
Intangible assets, net	90,425	19,409
Other long-term assets	31,533	11,293
Total assets	$1,184,810	$1,166,322
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities
Accounts payable	$15,224	$14,896
Accrued liabilities	35,465	34,535
Accrued content acquisition costs	93,723	97,751
Accrued compensation	60,353	47,635
Deferred revenue	28,359	31,464
Other current liabilities	20,993	—
Total current liabilities	254,117	226,281
Long-term debt	342,247	273,014
Other long-term liabilities	34,187	23,500
Total liabilities	630,551	522,795
Commitments and contingencies (Note 11)
Redeemable convertible preferred stock, $0.0001 par value, 10,000,000 shares authorized: 480,000 shares issued and outstanding at December 31, 2017 (liquidation preference $480,000,000)	—	490,849
Stockholders’ equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized: 235,162,757 shares issued and outstanding at December 31, 2016 and 250,867,462 at December 31, 2017	24	25
Additional paid-in capital	1,264,693	1,422,221
Accumulated deficit	(709,636)	(1,269,351)
Accumulated other comprehensive loss	(822)	(217)
Total stockholders’ equity	554,259	152,678
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,184,810	$1,166,322

The accompanying notes are an integral part of the consolidated financial statements.

Pandora Media, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year ended December 31,
	2015	2016	2017
Revenue
Advertising	$933,305	$1,072,490	$1,074,927
Subscription and other	220,571	225,786	315,853
Ticketing service	10,167	86,550	76,032
Total revenue	1,164,043	1,384,826	1,466,812
Cost of revenue
Cost of revenue—Content acquisition costs	610,362	734,353	804,032
Cost of revenue—Other	79,972	102,717	112,638
Cost of revenue—Ticketing service	7,121	59,280	50,397
Total cost of revenue	697,455	896,350	967,067
Gross profit	466,588	488,476	499,745
Operating expenses
Product development	84,135	140,707	154,325
Sales and marketing	397,842	490,364	492,542
General and administrative	154,602	176,164	190,711
Goodwill impairment	—	—	131,997
Contract termination fees	—	—	23,044
Total operating expenses	636,579	807,235	992,619
Loss from operations	(169,991)	(318,759)	(492,874)
Interest expense	(1,976)	(26,144)	(29,335)
Other income, net	756	1,697	3,024
Total other expense, net	(1,220)	(24,447)	(26,311)
Loss before benefit from income taxes	(171,211)	(343,206)	(519,185)
Benefit from income taxes	1,550	228	790
Net loss	$(169,661)	$(342,978)	$(518,395)
Net loss available to common stockholders	$(169,661)	$(342,978)	$(558,561)
Basic and diluted net loss per common share	$(0.79)	$(1.49)	$(2.29)
Weighted-average basic and diluted common shares	213,790	230,693	243,637

The accompanying notes are an integral part of the consolidated financial statements.

Pandora Media, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year ended December 31,
	2015	2016	2017
Net loss	$(169,661)	$(342,978)	$(518,395)
Change in foreign currency translation adjustment	53	(594)	553
Change in net unrealized loss on marketable securities	106	289	52
Other comprehensive income (loss)	159	(305)	605
Total comprehensive loss	$(169,502)	$(343,283)	$(517,790)

The accompanying notes are an integral part of the consolidated financial statements.

Pandora Media, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Amount
Balances as of December 31, 2014	209,071,488	$21	$781,009	$(676)	$(196,997)	$583,357
Issuance of common stock upon exercise of stock options	1,077,797	—	5,156	—	—	5,156
Issuance of common stock related to acquisitions	10,246,616	2	148,488	—	—	148,490
Stock-based compensation	—	—	111,645	—	—	111,645
Vesting of restricted stock units	4,184,415	—	—	—	—	—
Share cancellations to satisfy tax withholding on vesting of restricted stock units	(148,302)	—	(2,540)	—	—	(2,540)
Stock issued under employee stock purchase plan	538,398	—	6,973	—	—	6,973
Equity component of convertible note issuance, net of issuance costs	—	—	102,968	—	—	102,968
Purchase of capped call	—	—	(43,160)	—	—	(43,160)
Components of comprehensive loss:
Net loss	—	—	—	—	(169,661)	(169,661)
Other comprehensive loss	—	—	—	159	—	159
Balances as of December 31, 2015	224,970,412	$23	$1,110,539	$(517)	$(366,658)	$743,387
Issuance of common stock upon exercise of stock options	1,588,781	—	3,464	—	—	3,464
Stock-based compensation	—	—	145,968			145,968
Vesting of restricted stock units	7,666,647	1	(1)	—	—	—
Vesting of market stock units	56,903	—	—	—	—	—
Share cancellations to satisfy tax withholding on vesting of restricted stock units	(354,638)	—	(3,368)	—	—	(3,368)
Stock issued under employee stock purchase plan	1,254,910	—	8,484	—	—	8,484
Fair value of escrow settlement	(20,258)	—	(393)	—	—	(393)
Components of comprehensive loss:
Net loss	—	—	—	—	(342,978)	(342,978)
Other comprehensive income	—	—	—	(305)	—	(305)
Balances as of December 31, 2016	235,162,757	$24	$1,264,693	$(822)	$(709,636)	$554,259
Issuance of common stock upon exercise of stock options	4,968,577	—	9,789	—	—	9,789
Stock-based compensation	—	—	135,788	—	—	135,788
Vesting of restricted stock units	9,478,804	1	(1)	—	—	—
Stock issued under employee stock purchase plan	1,287,687	—	11,387	—	—	11,387
Fair value of escrow settlement	(30,363)	—	(589)	—	—	(589)
Cumulative effect adjustment from adoption of ASU 2016-09	—	—	1,154	—	(1,154)	—
Series A preferred stock dividends	—	—	—	—	(40,166)	(40,166)
Components of comprehensive loss:
Net loss	—	—	—	—	(518,395)	(518,395)
Other comprehensive income	—	—	—	605	—	605
Balances as of December 31, 2017	250,867,462	$25	$1,422,221	$(217)	$(1,269,351)	$152,678
The accompanying notes are an integral part of the consolidated financial statements.

Pandora Media, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2015	2016	2017
Operating activities
Net loss	$(169,661)	$(342,978)	$(518,395)
Adjustments to reconcile net loss to net cash used in operating activities
Goodwill impairment	—	—	131,997
Loss on sales of subsidiaries	—	—	9,378
Depreciation and amortization	24,458	60,757	62,948
Stock-based compensation	111,645	138,458	128,431
Amortization of premium on investments, net	1,911	405	81
Accretion of discount on convertible promissory note receivable	—	—	(687)
Other operating activities	196	881	447
Amortization of debt discount	1,084	18,315	20,153
Interest income	—	—	(1,081)
Provision for bad debt	1,938	3,522	12,211
Changes in restricted cash	—	—	(1,257)
Changes in assets and liabilities
Accounts receivable	(55,904)	(35,710)	(36,760)
Prepaid content acquisition costs	(1,399)	(44,211)	(9,358)
Prepaid expenses and other assets	(17,519)	(12,321)	(16,566)
Accounts payable, accrued and other current liabilities	18,080	5,294	9,053
Accrued content acquisition costs	23,736	(3,668)	4,016
Accrued compensation	7,378	15,364	(10,679)
Other long-term liabilities	6,005	1,384	(3,007)
Deferred revenue	4,946	8,420	3,105
Reimbursement of cost of leasehold improvements	1,024	4,397	5,261
Net cash used in operating activities	(42,082)	(181,691)	(210,709)
Investing activities
Purchases of property and equipment	(23,512)	(59,769)	(15,656)
Internal-use software costs	(8,562)	(30,210)	(20,157)
Changes in restricted cash	—	(250)	(642)
Purchases of investments	(140,980)	(12,413)	—
Proceeds from maturities of investments	228,998	47,656	42,082
Proceeds from sales of investments	111,356	3,507	—
Proceeds from sales of subsidiaries, net of cash	—	—	124,319
Payments related to acquisitions, net of cash acquired	(269,566)	(676)	—
Net cash (used in) provided by investing activities	(102,266)	(52,155)	129,946
Financing activities
Proceeds from issuance of redeemable convertible preferred stock	—	—	480,000
Payments of issuance costs	(8,909)	(32)	(30,511)
Proceeds from issuance of convertible notes	345,000	—	—
Payments for purchase of capped call	(43,160)	—	—
Repayment of debt arrangements	—	—	(90,000)
Borrowings under debt arrangements	—	90,000	—
Proceeds from employee stock purchase plan	7,552	9,701	10,926
Proceeds from exercise of stock options	5,192	3,457	9,778
Tax payments from net share settlements of restricted stock units	(2,540)	(3,369)	—
Net cash provided by financing activities	303,135	99,757	380,193
Effect of exchange rate changes on cash and cash equivalents	(77)	(634)	223
Net increase (decrease) in cash and cash equivalents	158,710	(134,723)	299,653
Cash and cash equivalents at beginning of period	175,957	334,667	199,944
Cash and cash equivalents at end of period	$334,667	$199,944	$499,597

Supplemental disclosures of cash flow information
Cash paid during the period for income taxes	$389	$297	$209
Cash paid during the period for interest	$351	$7,222	$8,981
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$5,890	$1,129	$2,106
Fair value of shares issued related to the acquisition of a business	$146,855	$—	$—
Accretion of preferred stock issuance costs	$—	$—	$29,317
Stock dividend payable to preferred stockholders	$—	$—	$10,849
Fair value of convertible promissory note receivable received as partial consideration for sale of subsidiary	$—	$—	$36,203

The accompanying notes are an integral part of the consolidated financial statements.

Pandora Media, Inc.
 Notes to Consolidated Financial Statements

1.                       Description of Business and Basis of Presentation

Pandora—Streaming Radio Service and On Demand Music Services

Pandora is the world’s most powerful music discovery platform, offering a personalized experience for each of our listeners wherever and whenever they want to listen to music—whether through mobile devices, car speakers or connected devices in the home.

Pandora is available as an ad-supported radio service, a radio subscription service called Pandora Plus and an on-demand subscription service called Pandora Premium. The majority of our listener hours occur on mobile devices, with the majority of our revenue generated from advertising on our ad-supported service on these devices. With billions of data points that help us understand our users' preferences, we offer both local and national advertisers the opportunity to deliver targeted messages to our listeners using a combination of audio, display and video advertisements. We also generate increasing revenue from subscriptions to Pandora Plus and Pandora Premium. We were incorporated as a California corporation in January 2000 and reincorporated as a Delaware corporation in December 2010. Our principal operations are located in the United States.

Ticketing Service

Prior to September 1, 2017, we operated a ticketing service through our former subsidiary Ticketfly, a leading live events technology company that provides ticketing and marketing software and services for clients, which are venues and event promoters, across North America. We completed the sale of Ticketfly on September 1, 2017. Refer to Note 5 "Dispositions" in the Notes to Consolidated Financial Statements for further details on the Ticketfly disposition.

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

Certain changes in presentation have been made to conform the prior period presentation to current period reporting. We have reclassified a portion of amortization of internal-use software costs from the product development and sales and marketing line items to the cost of revenue—other and general and administrative line items of our consolidated statements of operations. We have also reclassified bad debt and goodwill impairment from the other operating activities line item to the bad debt and goodwill impairment line items of the consolidated statements of cash flows.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates are used in several areas including, but not limited to determining accrued content acquisition costs, amortization of minimum guarantees under content acquisition agreements, selling prices for elements sold in multiple-element arrangements, the allowance for doubtful accounts, the fair value of stock options, stock-settled performance-based restricted stock units ("PSUs"), the Employee Stock Purchase Plan ("ESPP"), the provision for (benefit from) income taxes, the fair value of the convertible subordinated promissory note ("Convertible Promissory Note"), fair value of acquired intangible assets and goodwill and the useful lives of acquired intangible assets. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements could be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

2.                       Summary of Significant Accounting Policies

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

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

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

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

Ticketing service revenue. Prior to the sale of Ticketfly, ticketing service revenue was generated primarily from service and merchant processing fees generated on ticket sales through the Ticketfly platform. Ticketfly sells tickets to fans for events on behalf of clients and charges either a fee per ticket or a percentage of the total convenience charge and order processing fee for its services at the time the ticket for an event is sold. Ticketing service revenue is recorded net of the face value of the ticket at the time of the sale, as Ticketfly generally acts as an agent with respect to the ticket price in these transactions.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, investments and trade accounts receivable. We maintain cash and cash equivalents with domestic financial institutions of high credit quality. We perform periodic evaluations of the relative credit standing of such institutions.

We perform ongoing credit evaluations of customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, and review of the invoicing terms of the contract. We generally do not require collateral. We maintain reserves for potential credit losses on customer accounts when deemed necessary. Actual credit losses during the years ended December 31, 2015, 2016 and 2017 were $1.1 million, $2.0 million and $3.6 million, respectively.

For the years ended December 31, 2015, 2016 and 2017, we had no individual customers that accounted for 10% or more of total revenue. As of December 31, 2016 and 2017, there were no individual customers that accounted for 10% or more of our total accounts receivable.

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

Prepaid Content Acquisition Costs

Prepaid content acquisition costs are primarily comprised of minimum guarantees under content license agreements. In 2015 and 2016, we signed direct license agreements with major and independent labels, distributors and publishers. Certain of these license agreements include minimum guarantee payments, some of which are paid in advance. These minimum

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

guarantees may take the form of either a contractually obligated minimum over a specified period of time that requires a true-up payment at the end of the specified period if the cumulative payments have not met or exceeded the specified minimum, or cash advance payments made at the beginning of, or at intervals during, the specified period, which cash payments are then recoupable against content acquisition costs over the specified period. On a quarterly basis, we record the greater of the cumulative actual content acquisition costs incurred or the cumulative minimum guarantee based on forecasted usage for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasted usage, considers factors such as listening hours, revenue, subscribers and other terms of each agreement that impact our expected attainment or recoupment of the minimum guarantees on a non-straight line basis. As of December 31, 2016 and 2017, we had prepaid content acquisition costs of $46.3 million and $55.7 million.

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

Capitalized Internal-Use Software

We capitalize certain costs incurred to develop software for internal use. Costs incurred in the preliminary stages of development are expensed as incurred. Once software has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Costs related to minor enhancements, maintenance and training are expensed as incurred.

Capitalized internal-use software costs are amortized on a straight-line basis over their three to five-year estimated useful lives. As of December 31, 2016 and 2017, we had approximately $25.7 million and $50.9 million of capitalized internal use software and website development costs, net of accumulated amortization. We evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no material impairments to internal-use software during the years ended December 31, 2015, 2016 and 2017.

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

We do not amortize goodwill and intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. We perform our annual goodwill and intangible asset impairment tests in the fourth quarter of each year. In the year ended December 31, 2017, we recognized $132.0 million impairment of goodwill, primarily related to the sale of Ticketfly.

Acquired finite-lived intangible assets are amortized over the estimated useful lives of the assets, which range from three to eleven years. Acquired finite-lived intangible assets consist primarily of patents, customer relationships,

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

developed technology and trade names resulting from business combinations. We evaluate the recoverability of our intangible assets for potential impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to the fair value.

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

Stock-Based Compensation—Restricted Stock Units and Stock Options

Stock-based awards granted to employees, including grants of restricted stock units ("RSUs") and stock options, are recognized as expense in our statements of operations based on their grant date fair value. We recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally three to four years. We estimate the fair value of RSUs at our stock price on the grant date. We generally estimate the grant date fair value of stock options using the Black-Scholes option-pricing model. The inputs to the Black-Scholes option-pricing model are our stock price on the date of grant, the expected stock price volatility over the expected term of the award, which is based on projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award and expected dividends.

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

Stock-Based Compensation—Employee Stock Purchase Plan

We estimate the fair value of shares to be issued under the Employee Stock Purchase Plan ("ESPP") on the first day of the offering period using the Black-Scholes valuation model. The inputs to the Black-Scholes option-pricing model are our stock price on the date of grant, the expected stock price volatility over the expected term of the award, which is based on projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award and expected dividends. Stock-based compensation expense related to the ESPP is recognized on a straight-line basis over the offering period, net of estimated forfeitures.

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

Cost of Revenue—Content Acquisition Costs

Cost of revenue—content acquisition costs principally consist of licensing fees paid for streaming music or other content to our listeners. Content acquisition costs are currently calculated using negotiated rates documented in direct license agreements with major and independent record labels, music publishers and performing rights organizations ("PROs") for our ad-supported service, Pandora Plus and Pandora Premium. Depending on the applicable service, these license agreements generally require us to pay either a per-performance fee based on the number of sound recordings we transmit, a percentage of revenue associated with the service, or a per-subscriber minimum amount. Certain of these license agreements require minimum guarantee payments, some of which are paid in advance.

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

If we have not entered into a direct license agreement with the copyright owner of a particular sound recording that is streamed on our services, we stream that sound recording pursuant to a statutory license and pay the applicable rates set by the Copyright Royalty Board ("CRB") for the period from January 1, 2016 through December 31, 2020. Content acquisition costs for the streaming of musical works on our ad-supported service are calculated such that each copyright holder receives its usage-based and ownership-based share of a royalty pool equal to 20% of the content acquisition costs paid by us for sound recordings on our ad-supported service. Content acquisition costs for the streaming of musical works on our subscription services are equal to the rates determined in accordance with the statutory license set forth in 17 U.S.C. §115 ("Section 115").

Certain of our direct license agreements are also subject to minimum guarantee payments, some of which are paid in advance and amortized over the minimum guarantee period. For certain content acquisition arrangements, we accrue for estimated content acquisition costs based on the available facts and circumstances and adjust these estimates as more information becomes available. Several of our direct license agreements also include "most favored nations" provisions, which, if triggered, could cause our payments under those agreements to escalate. We recognize an accrual when it is probable that we will make additional payments under these provisions. The expense related to these accruals is recognized in cost of revenue—content acquisition costs.

Cost of Revenue—Ticketing Service

Prior to the sale of Ticketfly, cost of revenue—ticketing service consisted primarily of ticketing revenue share costs, credit card fees and intangible amortization expense. The majority of the cost was related to revenue share costs, which consist of royalties paid to clients for their share of convenience and order processing fees. Payments to clients were recorded as an expense to the extent that the fair value of the identifiable benefit received in the exchange exceeded the amount of the payment to the client. Intangible amortization expense was related to amortization of developed technology.

Cost of Revenue—Other

Cost of revenue—other consists primarily of ad and music serving costs, employee-related costs, facilities and equipment costs, other costs of ad sales and amortization expense related to acquired intangible assets and internal-use software. Ad and music serving costs consist of content streaming, maintaining our streaming radio and on-demand music services and creating and serving advertisements through third-party ad servers. We make payments to third-party ad servers for the period the advertising impressions are delivered or click-through actions occur, and accordingly, we record this as a cost of revenue in the related period. Employee-related costs include salaries and benefits associated with supporting music and ad-serving functions. Other costs of ad sales include costs related to music events that are sold as part of certain of our advertising arrangements.

Product Development

Product development consists primarily of employee-related costs, including salaries and benefits for employees in software engineering, music analysis and product management departments, information technology and amortization expense related to acquired intangible assets. We incur product development expenses primarily for improvements to our website and the Pandora app, development of new advertising products and development and enhancement of our personalized station generating system. We have generally expensed product development as incurred.

Certain website development and internal use software development costs are capitalized when specific criteria are met. In such cases, the capitalized amounts are amortized over the useful life of the related application once the application is placed in service.

Sales and Marketing

Sales and marketing consists primarily of employee-related costs, including salaries, commissions and benefits for employees in sales, sales support, marketing, advertising and industry relations and artist marketing departments and facilities and equipment costs. In addition, sales and marketing expenses include commissions on subscription purchases through mobile app stores ("subscription commissions"), external sales and marketing expenses such as brand marketing, advertising, customer acquisition, direct response and search engine marketing costs, public relations expenses, costs related to music events, agency platform and media measurement expenses, infrastructure costs and amortization expense related to acquired intangible assets.

We expense the costs of producing advertisements as they are incurred and expense the cost of communicating advertisements at the time the advertisement airs or the event occurs, in each case as sales and marketing expense within the

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

accompanying consolidated statements of operations. During the years ended December 31, 2015, 2016 and 2017, we recorded advertising expenses of $35.1 million, $45.7 million and $48.5 million, respectively.

General and Administrative

General and administrative consists primarily of employee-related costs, including salaries, benefits and severance expense for finance, accounting, legal, internal information technology and other administrative personnel and facilities and equipment costs. In addition, general and administrative expenses include legal expenses, professional services costs for accounting and other services, credit card fees and sales and other tax expense.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which amends the existing accounting standards for revenue recognition. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue. Under the guidance, revenue is recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard is effective for public entities with annual and interim reporting periods beginning after December 15, 2017. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. We expect to adopt ASU 2014-09 as of January 1, 2018 using the modified retrospective method. This method requires to retrospectively adjust open contracts as of December 31, 2017 to apply the guidance under Topic 606 and to make a cumulative adjustment for such impact to opening retained earnings in the year of adoption. It also requires additional disclosures in the first year of adoption on the impact of applying ASC 605 versus ASC 606 to reported results. We have completed our evaluation of the impact ASU 2014-09 will have on our revenue streams and found the impact of adoption primarily affects certain aspects of our advertising revenue. We have determined that the cumulative adjustment to retained earnings will not result in a material impact to our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires lessees to put most leases on their balance sheets and recognize expenses on their income statements and also eliminates the real estate-specific provisions for all entities. The guidance is effective for fiscal years beginning after

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

December 15, 2018, including interim periods within those fiscal years. We have completed our initial assessment and expect to adopt ASU 2016-02 as of January 1, 2019 using the modified retrospective method. We are in the process of evaluating the impact of ASU 2016-02 on our consolidated financial statements and expect there to be a material impact related to the recognition of new right-of-use assets and lease liabilities on our balance sheet for operating leases.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Credit Losses—Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 will replace today’s incurred loss approach with an expected loss model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within that fiscal year, although early adoption is permitted. We are currently evaluating the impact that this standard update will have on our consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Restricted Cash ("ASU 2016-18"). ASU 2016-18 requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The guidance is effective retrospectively for fiscal years beginning after December 15, 2017, and interim periods within that fiscal year. We will adopt ASU 2016-18 in the first quarter of 2018. We do not expect the adoption of ASU 2016-09 will have a material impact on our financial statements.

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

3.                                      Composition of Certain Financial Statement Captions

Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments consisted of the following:

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

	As of December 31,
	2016	2017
	(in thousands)
Cash and cash equivalents
Cash	$144,192	$146,294
Money market funds	55,752	353,303
Total cash and cash equivalents	$199,944	$499,597
Short-term investments
Corporate debt securities	37,109	1,250
Total short-term investments	$37,109	$1,250
Long-term investments
Corporate debt securities	$6,252	$—
Total long-term investments	$6,252	$—
Cash, cash equivalents and investments	$243,305	$500,847

Our short-term investments have maturities of twelve months or less and are classified as available-for-sale. Our long-term investments have maturities of greater than twelve months and are classified as available-for-sale.

The following table summarizes our available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of December 31, 2016. As of December 31, 2017, the adjusted cost and fair value by significant investment category are the same.

	As of December 31, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash equivalents and marketable securities
Money market funds	$55,752	$—	$—	$55,752
Corporate debt securities	43,413	3	(55)	43,361
Total cash equivalents and marketable securities	$99,165	$3	$(55)	$99,113

The following tables present available-for-sale securities by contractual maturity date as of December 31, 2016 and 2017:

	As of December 31, 2016
	Adjusted Cost	Fair Value
	(in thousands)
Due in one year or less	$92,914	$92,861
Due after one year through three years	6,251	6,252
Total	$99,165	$99,113

	As of December 31, 2017
	Adjusted Cost	Fair Value
	(in thousands)
Due in one year or less	$354,553	$354,553
Total	$354,553	$354,553

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

The following table summarizes our available-for-sale securities’ fair value and gross unrealized losses aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2016. We had no securities that had been in a continuous unrealized loss position for greater than 12 months as of December 31, 2017.

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

As of December 31, 2017, we owned no securities that were in an unrealized loss position. When evaluating investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the year ended December 31, 2017, we did not recognize any impairment charges. There were no sales of available-for-sale securities during the year ended December 31, 2017.

Accounts Receivable, net

Accounts receivable, net consisted of the following as of December 31, 2016 and 2017:

	As of December 31,
	2016	2017
	(in thousands)
Accounts receivable, net
Accounts receivable	$312,900	$341,781
Allowance for doubtful accounts	(3,633)	(5,352)
Total accounts receivable, net	$309,267	$336,429

The following table summarizes our beginning allowance for doubtful accounts balance for each period, additions, write-offs net of recoveries and the balance at the end of each period for the years December 31, 2015, 2016 and 2017:

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions	Write-offs, Net of Recoveries	Balance at End of Period
	(in thousands)
For the year ended December 31, 2015	$1,218	2,085	(1,138)	$2,165
For the year ended December 31, 2016	$2,165	3,508	(2,040)	$3,633
For the year ended December 31, 2017	$3,633	5,274	(3,555)	$5,352

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following as of December 31, 2016 and 2017:

	As of December 31,
	2016	2017
	(in thousands)
Prepaid expenses and other current assets
Other current assets	$13,858	$6,636
Prepaid expenses	13,533	12,584
Ticketing contract advances—short term, net	5,800	—
Total prepaid expenses and other current assets	$33,191	$19,220

As of December 31, 2016 and 2017, other current assets consisted primarily of $9.1 million and $3.8 million in receivables for the reimbursement of costs of leasehold improvements in connection with our operating leases.

Other Long-Term Assets

Other long-term assets consisted of the following as of December 31, 2016 and 2017:

	As of December 31,
	2016	2017
	(in thousands)
Other long-term assets
Long-term security deposits	$9,090	$8,810
Other	7,048	2,483
Ticketing contract advances—long-term	15,395	—
Total other long-term assets	$31,533	$11,293

Property and Equipment, net

Property and equipment, net consisted of the following as of December 31, 2016 and 2017:

	As of December 31,
	2016	2017
	(in thousands)
Property and equipment, net
Servers, computers and other related equipment	$85,541	$91,803
Software developed for internal use	34,983	74,260
Leasehold improvements	63,519	64,968
Construction in progress	20,393	8,460
Office furniture and equipment	9,037	8,040
Total property and equipment	$213,473	$247,531
Less accumulated depreciation and amortization	(89,385)	(130,789)
Total property and equipment, net	$124,088	$116,742

Depreciation expenses totaled $20.4 million, $34.2 million and $46.2 million for the years ended December 31, 2015, 2016 and 2017, respectively. There were no material write-offs during the years ended December 31, 2015, 2016 and 2017.

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

Software developed for internal use generally has an expected useful life of three to five years from the date placed in service. As of December 31, 2016 and 2017 the net carrying amount was $25.7 million and $50.9 million, including accumulated amortization of $9.3 million and $23.4 million. Amortization expense for the years ended December 31, 2015, 2016 and 2017 was $2.2 million, $5.3 million and $14.1 million, respectively.

Other Current Liabilities

Other current liabilities consisted of the following as of December 31, 2016 and 2017:

	As of December 31,
	2016	2017
	(in thousands)
Other current liabilities
Ticketing amounts due to clients	$20,666	$—
Other	327	—
Total other current liabilities	$20,993	$—

Ticketing amounts due to clients consists of the face value of tickets sold and the revenue share costs related to tickets sold on the Ticketfly ticketing platform that are owed to clients. The face value of tickets sold on the Ticketfly ticketing platform is collected by Ticketfly and remitted to clients. Revenue share costs owed to clients related to tickets sold on the Ticketfly ticketing platform consist of fees paid to clients for their share of convenience and order processing fees. We completed the sale of Ticketfly on September 1, 2017, which resulted in the disposition of these liabilities. Refer to Note 5 "Dispositions" in the Notes to Consolidated Financial Statements for further details on the Ticketfly disposition.

Other Long-Term Liabilities

Other long-term liabilities consisted of the following as of December 31, 2016 and 2017:

	As of December 31,
	2016	2017
	(in thousands)
Other long-term liabilities
Long-term deferred rent	$24,245	$19,822
Other	9,942	3,678
Total other long-term liabilities	$34,187	$23,500

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

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

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

The following fair value hierarchy tables categorize information regarding our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and 2017:

	As of December 31, 2016
	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(in thousands)
Assets
Money market funds	$55,752	$—	$55,752
Corporate debt securities	—	43,361	43,361
Total assets measured at fair value	$55,752	$43,361	$99,113

	As of December 31, 2017
	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(in thousands)
Assets
Money market funds	$353,303	$—	$353,303
Corporate debt securities	—	1,250	1,250
Total assets measured at fair value	$353,303	$1,250	$354,553

Our cash equivalents and short-term investments are classified as Level 2 within the fair value hierarchy because they are valued using professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets.

As of December 31, 2016 and 2017, we held no Level 3 assets or liabilities measured on a recurring basis. The fair value of our Convertible Promissory Note was calculated on a nonrecurring basis as of September 1, 2017 and is classified as a Level 3 measurement within the fair value hierarchy. Refer to Note 8 "Convertible Promissory Note Receivable" in the Notes to Consolidated Financial Statements for further details on the Convertible Promissory Note.

Refer to Note 9, "Debt Instruments", in the Notes to Consolidated Financial Statements for the carrying amount and estimated fair value of our convertible senior notes, which are not recorded at fair value as of December 31, 2017.

5. Dispositions

Ticketfly
On September 1, 2017, we completed the sale of Ticketfly, our ticketing service segment, to Eventbrite Inc. ("Eventbrite") for an aggregate unadjusted purchase price of $200.0 million. The aggregate unadjusted purchase price consists of $150.0 million in cash and a $50.0 million Convertible Promissory Note, which were paid and issued at the closing of the

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

transaction. The Convertible Promissory Note was recorded at its fair value at the date of sale, which resulted in a discount of $13.8 million. The aggregate purchase price was further reduced by $4.8 million in costs to sell and $7.5 million in working capital adjustments and certain indemnification provisions, for a net purchase price of $174.0 million. Refer to Note 8 "Convertible Promissory Note Receivable" in the Notes to Consolidated Financial Statements for further details on the Convertible Promissory Note.
In the three months ended June 30, 2017, the assets and liabilities of Ticketfly were classified as held for sale, and we recognized a goodwill impairment charge of $131.7 million. The impairment charge was based on the fair value of the net assets as implied by the estimated purchase price of $184.5 million as of June 30, 2017. We consider the fair value of these net assets to be classified as Level 2 within the fair value hierarchy because Ticketfly is not a publicly traded company. Instead, the fair value was based on other observable inputs, such as the selling price, which represents an exit price. In the year ended December 31, 2017, we recognized a loss on sale of $9.3 million in the general and administrative line item on our Consolidated Statements of Operations, which was based on an adjusted net purchase price of $174.0 million as of September 1, 2017 and includes $1.1 million in transfers of cumulative translation adjustments.
Net cash proceeds from the sale of Ticketfly were $124.1 million and consisted of the cash purchase price of $150.0 million, less cash held for sale of $22.2 million and cash purchase price adjustments of $3.7 million.

Prior to the sale of Ticketfly, we operated in two reportable segments. Subsequent to the sale of Ticketfly, we operate in one reportable segment.

The revenues and expenses of Ticketfly are included in our Consolidated Statements of Operations for the years ended December 31, 2015, 2016 and 2017, from the date of acquisition of October 31, 2015 through the disposition date of September 1, 2017. The following table provides Ticketfly’s loss before benefit from (provision for) income taxes for the years ended December 31, 2015, 2016 and 2017:

	Year ended December 31,
	2015	2016	2017
	(in thousands)
Loss before benefit from (provision for) income taxes	$7,223	$37,904	$149,803

The sale of Ticketfly did not represent a strategic shift in our business, and therefore we have not classified the operations of Ticketfly as discontinued operations in our Consolidated Statements of Operations.
KXMZ
On August 31, 2017, we completed the sale of KXMZ, an FM radio station based in Rapid City, South Dakota. Net cash proceeds from the sale of KXMZ were $0.2 million. The sale did not result in a material impact to our consolidated financial statements.
Disposal of Assets and Liabilities

As of the disposal date, the total current assets of Ticketfly and KXMZ were $37.8 million, long-term assets, including goodwill and intangibles, were $187.9 million and total liabilities were $43.4 million.

6.                       Business Combinations

Year Ended December 31, 2017

We had no business combinations during the year ended December 31, 2017.

Year Ended December 31, 2016

During the year ended December 31, 2016, we completed a business combination that was not material to our consolidated financial statements. We had no material business combinations during the period.

We included the financial results of the acquired business in our consolidated financial statements from the respective date of acquisition through the disposition on September 1, 2017. Pro forma results of operations related to this acquisition

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

during the year ended December 31, 2016 were not presented because they were not material to our consolidated statements of operations.

The fair value of assets acquired and liabilities assumed from our acquisition were based on a preliminary valuation.

Year Ended December 31, 2015

Ticketfly

On October 31, 2015, we completed the acquisition of Ticketfly, a leading live events technology company that provides ticketing and marketing software and services for venues and event promoters across North America, for an aggregate purchase price of $335.3 million of common stock and cash, including 11,193,847 shares of the Company’s common stock and approximately $191.5 million in cash paid by the Company. In addition to the purchase price, unvested options and unvested RSUs of Ticketfly held by Ticketfly employees were converted into unvested options to acquire our common stock and unvested RSUs in our common stock. On September 1, 2017, we completed the sale of Ticketfly. Refer to Note 5 "Dispositions" in the Notes to Consolidated Financial Statements for further details on the disposition.

Upon acquisition, Ticketfly became a wholly owned subsidiary of Pandora. The acquisition was accounted for as a business combination, and the financial results of Ticketfly were included in our consolidated financial statements from the date of acquisition through the date of disposition.

Rdio, Inc. ("Rdio")

On December 23, 2015, we completed the acquisition of technology and intellectual property from Rdio for $77.5 million, which includes $2.5 million in additional purchase consideration transferred prior to the closing of the acquisition. Goodwill generated from the assets acquired was primarily attributable to synergies that allowed us to broaden our subscription business and roll out our new subscription services, Pandora Plus and Pandora Premium. Pandora Plus launched in September 2016 and Pandora Premium launched in April 2017. We have accounted for this acquisition as a business combination, and the financial results of Rdio are included in our consolidated financial statements from the date of acquisition. As a result of the sale of assets, Rdio discontinued its service as of December 22, 2015.

Other acquisitions

During the year ended December 31, 2015, we completed the acquisitions of Next Big Sound ("NBS") and KXMZ-FM ("KXMZ"). These acquisitions were not material to our consolidated financial statements, either individually or in the aggregate. We completed the sale of KXMZ on August 31, 2017. Refer to Note 5 "Dispositions" in the Notes to Consolidated Financial Statements for further details on the disposition.

We have included the financial results of Ticketfly, Rdio, NBS and KXMZ in our consolidated financial statements from their respective dates of acquisition and through the respective disposition dates of Ticketfly and KXMZ. Pro forma results of operations related to our acquisitions, other than Ticketfly, during the year ended December 31, 2015 have not been presented because they are not material to our consolidated statements of operations, either individually or in the aggregate.

The following table summarizes the allocation of estimated fair values of the net assets acquired during the year ended December 31, 2015, including the related estimated useful lives, where applicable. Intangible assets acquired from Ticketfly and KXMZ were disposed of during the year ended December 31, 2017.

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

	Ticketfly		Rdio		Other
	Estimated fair value	Estimated useful life in years(1)	Estimated fair value	Estimated useful life in years	Estimated fair value	Estimated useful life in years(1)
	(in thousands, except for estimated useful life)
Intangible assets:
Customer relationships—clients	$37,300	8	$—		$—
Developed technology	28,100	5	26,400	2-5	1,550	4
Tradename	10,400	8	1,000	3	320	2
Customer relationships—users	1,000	2	—		940	2
FCC license—broadcast radio	—		—		193
Tangible assets acquired, net	27,640		1,969		(490)
Deferred tax liabilities	(1,738)		—		(49)
Net assets acquired	$102,702		$29,369		$2,464
Goodwill	232,641		48,131		23,103
Total fair value consideration	$335,343		$77,500		$25,567
(1) Estimated useful lives reflect the useful lives as of the date of acquisition, and does not take into consideration the disposition of intangible assets

Goodwill generated from the Ticketfly acquisition was primarily attributable to expected synergies from growth and strategic advantages in the ticketing industry. Goodwill generated from Rdio is primarily attributable to expected synergies from future growth and strategic advantages in the online streaming music industry. Goodwill generated from all other business acquisitions during the year ended December 31, 2015 is primarily attributed to expected synergies from future growth and, also for NBS, the potential to expand our Artist Marketing Platform. Goodwill generated during the period related to Ticketfly and NBS is not deductible for tax purposes and goodwill generated during the period related to Rdio and KXMZ is deductible for tax purposes.

7.                       Goodwill and Intangible Assets

During the year ended December 31, 2017, we completed the sales of both Ticketfly and KXMZ. In the three months ended June 30, 2017, we recognized a goodwill impairment of $131.7 million related to the Ticketfly sale. The impairment charge was based on the fair value of Ticketfly's net assets as implied by the estimated purchase price of $184.5 million as of June 30, 2017. As a result of the KXMZ agreement, we recognized a goodwill impairment of $0.3 million in the three months ended June 30, 2017, which was based on the fair value of these net assets as implied by the estimated purchase price.

The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2017, are as follows:

Goodwill
(in thousands)
Balance as of December 31, 2015	$303,875
Goodwill resulting from business combination and purchase price adjustments	2,816
Balance as of December 31, 2016	$306,691
Goodwill impairment	(131,997)
Goodwill related to disposed assets	(103,474)
Effect of currency translation adjustment	23
Balance as of December 31, 2017	$71,243

The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangibles:

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

	As of December 31, 2016			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Disposal of Intangible Assets	Net Carrying Value
	(in thousands)
Finite-lived intangible assets
Patents	$8,030	$(2,556)	$5,474	$8,030	$(3,289)	$—	$4,741
Developed technology	56,162	(13,599)	42,563	56,162	(22,586)	(19,235)	14,341
Customer relationships—clients	37,399	(5,487)	31,912	37,399	(7,449)	(29,950)	—
Customer relationships—users	1,940	(1,288)	652	1,940	(1,732)	(208)	—
Trade names	11,735	(2,104)	9,631	11,735	(3,062)	(8,346)	327
Total finite-lived intangible assets	$115,266	$(25,034)	$90,232	$115,266	$(38,118)	$(57,739)	$19,409

Indefinite-lived intangible assets
FCC license—broadcast radio	$193	$—	$193	$193	$—	$(193)	$—

Total intangible assets	$115,459	$(25,034)	$90,425	$115,459	$(38,118)	$(57,932)	$19,409

Amortization expense of intangible assets was $3.4 million, $20.5 million and $13.1 million for the years ended December 31, 2015, 2016 and 2017, respectively.

The following is a schedule of future amortization expense related to finite-lived intangible assets as of December 31, 2017.

As of December 31, 2017
(in thousands)
2018	$6,067
2019	5,546
2020	5,251
2021	727
2022	727
Thereafter	1,091
Total future amortization expense	$19,409

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
The Convertible Promissory Note was recorded at its fair value of $36.2 million as of the issuance date of September 1, 2017, which resulted in a discount of $13.8 million. The note was further reduced by $2.5 million in purchase price adjustments. As of December 31, 2017, the balance of the Convertible Promissory Note also included $1.1 million in interest

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

receivable and $0.7 million in accretion of the discount, for a total balance of $35.5 million. We assess the collectability of the Convertible Promissory Note on a quarterly basis through a review of Eventbrite's financial results.
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
The discount on the Convertible Promissory Note is being amortized to interest income using the effective interest method over the period from the date of issuance through the Convertible Promissory Note Maturity Date. The following table outlines the effective interest rate, contractually stated interest income and amortization of the discount for the Convertible Promissory Note:

Year ended
December 31, 2017
(in thousands except for effective interest rate)
Effective interest rate	14.73%
Contractually stated interest income	$1,082
Amortization of discount	$687

9.                       Debt Instruments

Long-term debt, net consisted of the following:

	As of December 31,
	2016	2017
	(in thousands)
1.75% convertible senior notes due 2020	$345,000	$345,000
Credit facility	90,000	—
Unamortized discount and deferred issuance costs	(92,753)	(71,986)
Long-term debt, net	$342,247	$273,014

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

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

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

The Notes will be convertible at the option of holders only under the following circumstances:

•
Prior to the close of business on the business day immediately preceding July 1, 2020, during any calendar quarter commencing after the calendar quarter ended on March 31, 2016 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive), during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

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

The following table outlines the effective interest rate, contractually stated interest expense and costs related to the amortization of the discount for the Notes:

	Year ended December 31,
	2016	2017
	(in thousands except for effective interest rate)
Effective interest rate	10.18%	10.18%
Contractually stated interest expense	$6,046	$6,029
Amortization of discount	$18,315	$20,153

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

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

The total estimated fair value of the Notes as of December 31, 2017 was $301.5 million. The fair value was determined using a methodology that combines direct market observations with quantitative pricing models to generate evaluated prices. We consider the fair value of the Notes to be a Level 2 measurement due to the limited trading activity of the Notes.

The closing price of our common stock was $4.82 on December 31, 2017, which was less than the initial conversion price for the Notes of approximately $16.42 per share. As such, the if-converted value of the Notes was less than the principal amount of $345.0 million.

Credit Facility

On December 29, 2017, we entered into a credit facility for an aggregate commitment amount of $200.0 million, with an option to increase the commitment amount by $50.0 million and a maturity date of the earliest of December 29, 2022, 120 days prior to the Notes maturity date of December 1, 2020, provided that the Notes have not been converted into common stock prior to such date or 120 days prior to the Series A redeemable convertible preferred stock ("Series A") redemption date of September 22, 2022, provided that the Series A has not been converted into common stock prior to such date. Prior to December 29, 2017, we were party to a credit facility with an aggregate commitment amount of $120.0 million, with an option to increase the commitment amount by $20.0 million and a maturity date of September 12, 2018. This credit facility was terminated on December 29, 2017.

The credit facility interest rate on borrowings is either based on a base rate plus 0.50% - 1.00% or a LIBOR rate plus 1.50% - 2.00%, both of which are per annum rates based on outstanding borrowings. The unused line fee is 0.25% - 0.375% per annum based on outstanding borrowings. The available letters of credit under the credit facility is $15.0 million, and the annual charge for outstanding letters of credit is 1.50% - 2.00% per annum in addition to a fronting fee of 0.125% per annum based on outstanding borrowings.

The amount of borrowings available under the credit facility at any time is limited by our monthly accounts receivable balance at such time and the amounts borrowed are collateralized by substantially all of our personal property, including such accounts receivable but excluding intellectual property. The credit facility contains customary events of default, conditions to borrowing and covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur debt, incur liens and make distributions to stockholders. During the continuance of an event of default, the lenders may accelerate amounts outstanding, terminate the credit facility and foreclose on all collateral.

In September 2016, we borrowed $90.0 million from the previous credit facility to enhance our working capital position. This amount was repaid in full in September 2017.

As of December 31, 2016 we had $90.0 million outstanding borrowings, $1.2 million in letters of credit outstanding and $28.8 million of available borrowing capacity under the credit facility. As of December 31, 2017, we had no outstanding borrowings, $1.2 million in letters of credit outstanding and $194.1 million of available borrowing capacity under the credit facility.

Total debt issuance costs associated with the 2015 credit facility amendment and 2017 credit facility were $0.4 million and $1.1 million, which are recorded as deferred issuance costs that will be amortized as interest expense over the term of the credit facility. We did not incur any debt issuance costs in the year ended December 31, 2016. For the years ended December 31, 2015, 2016 and 2017, $0.2 million, $0.4 million and $0.4 million of debt issuance costs, respectively, were amortized and included in interest expense.

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

10. Redeemable Convertible Preferred Stock

In June 2017, we entered into an agreement with Sirius XM Radio, Inc. ("Sirius XM") to sell 480,000 shares of Series A for $1,000 per share, with gross proceeds of $480.0 million. The Series A shares were issued in two rounds: an initial closing of 172,500 shares for $172.5 million that occurred on June 9, 2017 upon signing the agreement with Sirius XM, and an additional closing of 307,500 shares for $307.5 million that occurred on September 22, 2017. In the year ended December 31, 2017, total proceeds from the initial and additional closing, net of preferred stock issuance costs of $29.3 million, was $450.7 million.

Liquidation Preference

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of the Series A have the right to receive a liquidation preference entitling them to be paid out of our assets available for distribution to stockholders before any payment may be made to holders of our common stock in an amount equal to the sum of the liquidation preference, or $1,000 per share plus all accrued dividends as of the date of the liquidation.

Voting Rights

Holders of the Series A shares are entitled to vote as a single class with the holders of our common stock and the holders of any other class or series of capital stock of the Company then entitled to vote with the common stock on all matters submitted to a vote of the holders of common stock.  Each holder of the Series A is entitled to the number of votes equal to the largest number of whole shares of common stock into which all shares of Series A held of record by such holder could then be converted, subject to certain other restrictions.

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

Redemption Feature

As of December 31, 2017, there is no ability to redeem or require redemption of the Series A. Under certain circumstances, we will have the right to redeem the Series A on or after September 22, 2020. The Series A holders will have the right to require us to redeem the Series A on or after September 22, 2022. Any optional redemption of the Series A will be at a redemption price equal to 100% of the liquidation preference, or $1,000 per share, plus accrued and unpaid dividends to, but excluding, the redemption date. In the event of a future redemption, whether initiated by us or by the holders, we will have the option to redeem the Series A in cash, common stock or a combination thereof.

Fundamental Changes

If certain fundamental changes involving the Company occur, including change in control or liquidation, the Series A will be redeemed subject to certain adjustments, as determined by the date of the fundamental change. The change in control amount is the greater of the redemption value of 100% of the liquidation preference, plus all accrued dividends unpaid through September 22, 2022, assuming the shares would have remained outstanding through that date, or the price that common stockholders would receive if the Series A shares had been redeemed immediately prior to the announcement of the change in control.

Recognition

Since the redemption of the Series A is contingently or optionally redeemable and therefore not certain to occur, the Series A is not required to be classified as a liability under ASC 480, Distinguishing Liabilities from Equity. As the Series A is redeemable at the option of the holders and is redeemable in certain circumstances upon the occurrence of an event that is not solely within the Company's control, we have classified the Series A in the redeemable convertible preferred stock line item in our consolidated balance sheets. We did not identify any embedded features that would require bifurcation from the equity-like

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

host instrument. We have elected to recognize the Series A at the redemption value at each period end, and have recorded the issuance costs through retained earnings as a deemed preferred stock dividend. In addition, we have elected to account for the 6% dividend at the stated rate.

As of December 31, 2017, redeemable convertible preferred stock consisted of the following. We did not have any redeemable convertible preferred stock as of December 31, 2016.

As of December 31,
2017
(in thousands)
Series A redeemable convertible preferred stock	$480,000
Issuance costs	(29,318)
Accretion of issuance costs	29,318
Stock dividend payable to preferred stockholders	10,849
Redeemable convertible preferred stock	$490,849

Contract Termination Fees

In May 2017, we entered into an agreement to sell redeemable convertible preferred stock to KKR Classic Investors L.P. ("KKR"). In June 2017, in conjunction with the Series A, we terminated the previous contractual commitment to sell redeemable convertible preferred stock to KKR, which resulted in a contract termination fee and related legal and professional fees, totaling $23.0 million. This is included in the contract termination fees line item of our consolidated statements of operations for the year ended December 31, 2017.

11.                       Commitments and Contingencies

Leases

The following is a schedule of future minimum lease payments and future minimum sublease income under noncancelable operating leases as of December 31, 2017:

	As of December 31, 2017
	Future Minimum Lease Payments	Future Minimum Sublease Income
	(in thousands)
2018	$24,380	$2,053
2019	23,313	2,065
2020	20,422	2,103
2021	13,073	1,783
2022	9,622	—
Thereafter	32,644	—
Total	$123,454	$8,004

We conduct our operations using leased office facilities in various locations. We lease office space under arrangements expiring through 2027. Rent expense for the years ended December 31, 2015, 2016 and 2017 was $12.2 million, $20.5 million and $20.6 million, respectively.

For operating leases that include escalation clauses over the term of the lease, tenant improvement reimbursements and rent abatement periods, we recognize rent expense on a straight-line basis over the lease term including expected renewal periods. The difference between rent expense and rent payments is recorded as deferred rent in current and long-term liabilities. As of December 31, 2016 and 2017 deferred rent was $27.6 million and $23.8 million.

Minimum Guarantees and Other Provisions—Content Acquisition Costs

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

Certain of our content acquisition agreements contain minimum guarantees and require that we make upfront minimum guarantee payments. Refer to our discussion of these matters in Item 1A—"Risk Factors". During the year ended December 31, 2017, we prepaid $324.1 million in content acquisition costs related to minimum guarantees, which were offset by amortization of prepaid content acquisition costs of $268.4 million. As of December 31, 2017, we have future minimum guarantee commitments of $405.2 million, of which $394.2 million will be paid in 2018 and the remainder will be paid thereafter. On a quarterly basis, we record the greater of the cumulative actual content acquisition costs incurred or the cumulative minimum guarantee based on forecasted usage for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasted usage, considers factors such as listening hours, revenue, subscribers and other terms of each agreement that impact our expected attainment or recoupment of the minimum guarantees based on the relative attribution method.

Several of our content acquisition agreements also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if triggered, could cause our payments under those agreements to escalate. In addition, record labels, publishers and PROs with whom we have entered into direct license agreements have the right to audit our content acquisition payments, and any such audit could result in disputes over whether we have paid the proper content acquisition costs. However, as of December 31, 2017, we do not believe it is probable that these provisions of our agreements discussed above will, individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

there can be no assurance that the outcome of each case or the costs of litigation, regardless of outcome, will not have a material adverse effect on our business.

Indemnification Agreements and Contingencies

In the ordinary course of business and in connection with the sale of Ticketfly, we are party to certain contractual agreements under which we may provide indemnifications of varying scope, terms and duration to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. In connection with the sale of Ticketfly, we have accrued approximately $3.9 million related to these indemnifications, which is the probable indemnification liability as estimated in accordance with the accounting guidance for loss contingencies. Other than this amount, to date, we have not incurred, do not anticipate incurring and therefore have not accrued for, any costs related to such indemnification provisions.

While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any claims under indemnification arrangements will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

12.                       Provision for Income Taxes

Loss before provision for income taxes by jurisdiction consists of the following:

	Year ended December 31,
	2015	2016	2017
	(in thousands)
Jurisdiction
Domestic	$(163,460)	$(328,414)	$(499,803)
Foreign	(7,751)	(14,792)	(19,382)
Loss before provision for income taxes	$(171,211)	$(343,206)	$(519,185)

The provision for income taxes consists of the following:

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

	Year ended December 31,
	2015	2016	2017
		(in thousands)
Current
Federal	$—	$—	$—
State and local	9	26	43
International	214	443	(2)
Total current income tax expense	$223	$469	$41
Deferred
Federal	(17,943)	(96,852)	58,116
State and local	(2,174)	(10,750)	(20,267)
International	—	(1,032)	2,178
Valuation allowance	18,344	107,937	(40,858)
Total deferred income tax expense (benefit)	$(1,773)	$(697)	$(831)
Total provision for (benefit from) income taxes	$(1,550)	$(228)	$(790)

The income tax provision decreased by $0.6 million during the year ended December 31, 2017 as a result of valuation allowance releases resulting from provisions of the Tax Cut and Jobs Act.

The following table presents a reconciliation of the statutory federal rate and our effective tax rate:

	Year ended December 31,
	2015	2016	2017
U.S. federal taxes at statutory rate	34%	34%	34%
State taxes, net of federal benefit	—	—	—
Permanent differences	3	2	(14)
Foreign rate differential	(1)	(2)	(1)
Federal and state credits, net of reserve	2	2	1
Impact of acquired deferred tax assets and liabilities	1	1	—
Change in valuation allowance	(33)	(32)	8
Change in rate	(1)	—	(25)
Deferred adjustments	(4)	(5)	(3)
Effective tax rate	1%	—%	—%

The major components of deferred tax assets and liabilities consist of the following:

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

	As of December 31,
	2016	2017
	(in thousands)
Deferred tax assets
Net operating loss carryforwards	$167,961	$245,442
Tax credit carryforwards	21,111	31,575
Allowances and other	27,729	15,293
Stock options	32,986	20,162
Depreciation and amortization	3,704	5,746
Total deferred tax assets	$253,491	$318,218
Valuation allowance	(200,797)	(302,298)
Total deferred tax assets, net of valuation allowance	$52,694	$15,920
Deferred tax liabilities
Convertible debt	(31,592)	(16,348)
Depreciation and amortization	(22,360)	—
Total deferred tax liabilities	$(53,952)	$(16,348)
Net deferred tax liabilities	$(1,258)	$(428)

During the year ended December 31, 2016, we released $1.9 million of our valuation allowance as a result of acquisitions. Deferred tax liabilities were established for the book-tax basis difference related to acquired intangible assets. The net deferred tax liabilities provided an additional source of income to support the realizability of pre-existing deferred tax assets.

At December 31, 2017, we had federal net operating loss carryforwards ("NOLs") of approximately $972.7 million and tax credit carryforwards of approximately $20.5 million. The federal net operating losses and tax credits expire in years beginning in 2021. At December 31, 2017, we had state net operating loss carryforwards of approximately $640.2 million, which expire in years beginning in 2018. In addition, we had state tax credit carryforwards of approximately $22.0 million that do not expire and $6.2 million of credits that will expire beginning in 2024.

Included in the net operating loss carryforward amounts above are approximately $62.4 million of federal and $41.3 million of state net operating loss carryforwards related to acquisitions.

Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an "ownership change" will occur if there is a cumulative change in our ownership by "5-percent shareholders" that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Utilization of our net operating loss and tax credit carryforwards may be subject to annual limitations due to ownership changes. Such annual limitations could result in the expiration of our net operating loss and tax credit carryforwards before utilized.

On December 22, 2017, the Tax Cut and Jobs Act was signed into law, which enacted significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include, but are not limited to a reduction of the federal corporate income tax rate from 35% to 21%, limiting the interest expense deduction, expensing of cost of acquired qualified property, elimination of the domestic production activities deduction and allows net operating losses generated in taxable years ending after December 31, 2017 to be carried forward indefinitely. The reduction in the federal corporate income tax rate reduced our net deferred tax assets by approximately $129.2 million with an offsetting reduction to our valuation allowance of approximately $130.0 million, which has been reflected in our financial statements for the tax year ended December 31, 2017. The rate reduction and the valuation allowance offset is included in the change in rate and change in valuation allowance line items in the reconciliation of the effective tax rate. The indefinite carryforward of the NOLs resulted in a release of federal valuation allowance of approximately $1.1 million, and is included in the change in valuation allowance line item in the reconciliation of the effective tax rate. We continue to evaluate the impact the new tax law will have on our financial condition and results of operations.

Additionally, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cut and Jobs Act. The Company has recognized the provisional tax impacts related to the revaluation of net deferred tax assets of approximately $129.2 million, offset by a reduction in the valuation allowance of approximately $130.0 million, and the indefinite carryforward of NOLs generated in taxable years ending after December 31, 2017 of approximately $1.1 million and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The Company has also recognized the impact of the changes to the limitation on the deductibility of executive compensation, offset by the valuation allowance, which did not have a material impact to financial statement for the year ended December 31, 2017. The ultimate impact may differ from the provisional amounts, although the net impact is not expected to be material, due to, among other things, additional analysis, changes in interpretations and assumptions as applicable and additional regulatory guidance that may be issued, and the full valuation allowance recorded on the Company's net deferred tax assets. As the Company completes its analysis of the Tax Cut and Jobs Act, any subsequent adjustments will be made in the quarter of 2018 when the analysis is complete.

During the year ended December 31, 2017, our valuation allowance increased by $101.5 million. At December 31, 2016 and 2017, we maintained a full valuation allowance on our net deferred tax assets. The valuation allowance was determined in accordance with the provisions of Accounting Standards Codification 740—Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. Our history of cumulative losses, along with expected future U.S. losses required that a full valuation allowance be recorded against all net deferred tax assets. We intend to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

At December 31, 2016 and 2017 we have unrecognized tax benefits of approximately $9.4 million and $12.4 million. The increase in our unrecognized tax benefits was primarily attributable to current year activities. A reconciliation of the beginning and ending amounts of unrecognized tax benefits (excluding interest and penalties) is as follows:

	Year ended December 31,
	2016	2017
	(in thousands)
Beginning balance	$6,864	$9,412
Increases related to tax positions taken during a prior year	—	—
Decreases related to tax positions taken during a prior year	(13)	(37)
Increases related to tax positions taken during the current year	2,561	2,995
Ending balance	$9,412	$12,370

The total unrecognized tax benefits, if recognized, would not affect the Company’s effective tax rate as the tax benefit would increase a deferred tax asset, which is currently offset with a full valuation allowance. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next twelve months. Accrued interest and penalties related to unrecognized tax benefits are recorded in the provision for income taxes. We did not have such interest, penalties or tax benefits during the years ended December 31, 2015, 2016 and 2017.

We file income tax returns in the United States, California, other states and international jurisdictions. Tax years 2000 to 2017 remain subject to examination for U.S. federal, state and international purposes. All net operating loss and tax credits generated to date are subject to adjustment for U.S. federal and state purposes. We are not currently under examination in federal, state or international jurisdictions.

13.                       Stock-based Compensation Plans and Awards

Stock Compensation Plans

In 2011, our board of directors adopted the Pandora Media, Inc. 2011 Equity Incentive Plan (the "2011 Plan") which encompasses the 2000 Stock Incentive Plan, as amended (the "2000 Plan") and the 2004 Stock Option Plan (the "2004 Plan", together the "Plans")). The Plans are administered by the compensation committee of our board of directors (the "Plan Administrator").

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

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

Under the 2011 Plan, the Plan Administrator determines various terms and conditions of awards including option expiration dates (no more than ten years from the date of grant), vesting terms (generally over a three to four-year period) and payment terms. For stock option grants the exercise price is determined by the Plan Administrator, but generally may not be less than the fair market value of the common stock on the date of grant.

We have an approved ESPP that allows eligible employees to purchase shares of our common stock through payroll deductions of up to 15% of their eligible compensation, subject to a maximum of their eligible compensation, subject to a maximum of $25,000 per calendar year. Shares reserved for issuance under the ESPP include 10,000,000 shares of common stock. The ESPP provides for six-month offering periods, commencing in February and August of each year. At the end of each offering period employees are able to purchase shares at 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the last day of the offering period.

Shares available for grant as of December 31, 2017 and the activity during the year ended December 31, 2017 are as follows:

	Shares Available for Grant
	Equity Awards	ESPP	Total
Balance as of December 31, 2016	8,344,668	2,064,427	10,409,095
Additional shares authorized	9,406,510	6,000,000	15,406,510
Restricted stock units granted	(13,627,053)	—	(13,627,053)
Options granted	(2,226,443)	—	(2,226,443)
ESPP shares issued	—	(1,287,687)	(1,287,687)
Options forfeited	382,769	—	382,769
Options expired	1,469,714	—	1,469,714
Restricted stock units forfeited	7,089,976	—	7,089,976
Performance units forfeited*	883,169	—	883,169
Balance as of December 31, 2017	11,723,310	6,776,740	18,500,050
*Includes shares forfeited for MSUs and PSUs

ESPP

We estimate the fair value of shares to be issued under the ESPP on the first day of the offering period using the Black-Scholes valuation model. The inputs to the Black-Scholes option-pricing model are our stock price on the date of grant, the expected stock price volatility over the expected term of the award, which is based on projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award and expected dividends. Stock-based compensation expense related to the ESPP is recognized on a straight-line basis over the offering period. Forfeitures are recognized as they occur.

The following assumptions for the Black-Scholes option pricing model were used to determine the per-share fair value of shares to be granted under the ESPP:

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

	Year Ended December 31,
	2015	2016	2017
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	0.12%	0.36%	0.78%
Expected volatility	52%	44%	45%
Expected dividend yield	0%	0%	0%

During the years ended December 31, 2015, 2016 and 2017, we withheld $7.6 million, $9.7 million and $10.9 million in contributions from employees and recognized $3.3 million, $3.4 million and $4.0 million of stock-based compensation expense related to the ESPP, respectively. In the years ended December 31, 2015, 2016 and 2017, 538,398, 1,254,910 and 1,287,687 shares of common stock were issued under the ESPP at a weighted average purchase price of $17.80, $6.76 and $8.84, respectively.

Stock Options

Stock option activity during the year ended December 31, 2017 was as follows:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
	(in thousands, except share and per share data)
Balance as of December 31, 2016	9,436,380	$5.74	0.47	$77,752
Granted	2,226,938	9.80
Exercised	(4,968,577)	1.97
Forfeited	(903,112)	7.69
Expired	(1,469,714)	16.15
Balance as of December 31, 2017	4,321,915	8.90	5.84	2,922
Vested and exercisable as of December 31, 2017	2,616,163	8.55	3.43	2,918
Expected to vest as of December 31, 2017	1,705,752	$9.45	9.53	$4

(1)Amounts represent the difference between the exercise price and the fair value of common stock at each period end for all in the money options outstanding based on the fair value per share of common stock of $13.04 and $4.82 as of December 31, 2016 and 2017.

The per-share fair value of each stock option was determined on the grant date using the Black-Scholes option pricing model using the following assumptions. There were no option grants during the year ended December 31, 2016.

	Year Ended December 31,
	2015	2016	2017
Expected term (in years)	6.08	N/A	5.93 - 6.25
Risk-free interest rate	1.75% - 1.92%	N/A	1.92% - 2.18%
Expected volatility	49% - 50%	N/A	61%
Expected dividend yield	0%	N/A	0%

The expected term of stock options granted represents the weighted average period that the stock options are expected to

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

remain outstanding. We determined the expected term assumption based on our historical exercise behavior combined with estimates of the post-vesting holding period. Expected volatility is based on the historical volatility of our common stock over the expected term. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. We currently have no history or expectation of paying cash dividends on our common stock.

During the years ended December 31, 2015, 2016 and 2017, we recorded stock-based compensation expense related to stock options of approximately $10.7 million, $13.8 million and $7.6 million, respectively.

As of December 31, 2017, there was $8.1 million of unrecognized compensation cost related to outstanding employee stock options. This amount is expected to be recognized over a weighted-average period of 3.52 years.

The weighted-average fair value of stock option grants made during the years ended December 31, 2015 and 2017 was $9.08 and $5.55.

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2015, 2016 and 2017 was $9.5 million, $17.3 million and $15.1 million, respectively. The total fair value of options vested during the years ended December 31, 2015, 2016 and 2017 was $17.6 million, $10.2 million and $4.6 million, respectively.

RSUs

The fair value of the restricted stock units is expensed ratably over the vesting period. RSUs vest annually on a cliff basis over the service period, which is generally three to four years. During the years ended December 31, 2015, 2016 and 2017, we recorded stock-based compensation expense related to RSUs of approximately $96.1 million, $124.3 million and $114.4 million, respectively. As of December 31, 2017, total compensation cost not yet recognized of approximately $175.2 million related to non-vested restricted stock units, is expected to be recognized over a weighted average period of 2.03 years.

The following table summarizes the activities for our RSUs for the year ended December 31, 2017:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2016	22,404,417	$13.26
Granted	13,627,053	10.13
Vested	(9,478,804)	13.80
Forfeited	(7,277,071)	12.16
Unvested as of December 31, 2017	19,275,595	11.19
Expected to vest as of December 31, 2017	19,275,595	$11.19

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

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

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

During the year ended December 31, 2015, we granted 776,000 MSUs at a total grant-date fair value of $4.3 million. There were no MSUs granted in the years ended December 31, 2016 and 2017. During the years ended December 31, 2015, 2016 and 2017, we recorded stock-based compensation expense from MSUs of approximately $1.5 million, $0.7 million and $0.4 million, respectively.

In February 2016, January 2017 and January 2018, the compensation committee of the board of directors certified the results of the One-Year Performance Period, Two-Year Performance Period and Three-Year Performance Period of the 2015 MSU grant, which concluded December 31, 2015, 2016 and 2017. During the One-Year Performance Period, our relative TSR declined 26 percentage points relative to the Russell 2000 Index TSR for the period, which resulted in the vesting of the One-Year Performance Period at 22% of the one-third vesting opportunity for the period. During the Two-Year Performance Period, our relative TSR declined 48 percentage points relative to the Russell 2000 Index TSR for the period, which resulted in vesting of the Two-Year Performance Period at 0% of the one-third vesting opportunity for the period. During the Three-Year Performance Period, our relative TSR declined 101 percentage points relative to the Russell 2000 Index TSR for the period, which resulted in vesting of the Three-Year Performance Period at 0% of the full vesting opportunity.

The following table summarizes the activities for our MSUs for the year ended December 31, 2017:

	Number of MSUs	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2016	533,383	$5.49
Forfeited	(217,387)	5.64
Unvested as of December 31, 2017	315,996	5.38
Expected to vest as of December 31, 2017	113,672	$5.38

PSUs

In 2016, the compensation committee of the board of directors granted 2016 Performance Awards consisting of stock-settled performance-based RSUs to certain key executives under our 2011 Plan.

PSUs have a vesting period that includes a four-year service period, during which one fourth of the awards will vest after one year and the remainder will vest quarterly thereafter. The PSUs are earned when our trailing average ninety-day stock price is equal to or greater than $20.00. If the trailing average ninety-day stock price does not equal or exceed $20.00 on the applicable vesting date, then the portion of the award that was scheduled to vest on such vesting date shall not vest but shall vest on the next vesting date on which the trailing average ninety-day stock price equals or exceeds $20.00. Any portion of the award that remains unvested as of the final vesting date shall be canceled and forfeited.

We determined the grant-date fair value of the PSUs using a Monte Carlo simulation performed by a third-party valuation firm. We recognize stock-based compensation for the PSUs over the requisite service period, which is approximately four years, using the accelerated attribution method. During the year ended December 31, 2016, we granted 1,835,250 PSUs at

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

a total grant-date fair value of $9.8 million. No PSUs were granted in the years ended December 31, 2015 and 2017. During the years ended December 31, 2016 and 2017, we recorded stock-based compensation expense from PSUs of approximately $3.8 million and $2.0 million. As of December 31, 2017, total compensation cost not yet recognized of approximately $0.9 million related to non-vested PSUs is expected to be recognized over a weighted average period of 2.14 years. There was no stock-based compensation expense related to PSUs or shares of common stock issued as a result of vesting of PSUs in the year ended December 31, 2015.

The following table summarizes the activities for our PSUs for the year ended December 31, 2017:

	Number of PSUs	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2016	1,835,250	$5.33
Forfeited	(665,782)	5.55
Unvested as of December 31, 2017	1,169,468	5.21
Expected to vest as of December 31, 2017	544,392	$5.09

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows:

	Year ended December 31,
	2015	2016	2017
	(in thousands)
Stock-based compensation expense
Cost of revenue—Other	$5,531	$6,108	$3,249
Cost of revenue—Ticketing service	40	188	69
Product development	23,671	30,975	33,243
Sales and marketing	52,747	58,118	56,116
General and administrative	29,656	43,069	35,754
Total stock-based compensation expense	$111,645	$138,458	$128,431

During the years ended December 31, 2016 and 2017, we capitalized $7.5 million and $7.4 million of stock-based compensation as internal use software and website development costs.

During the years ended December 31, 2016 and 2017, we recorded $8.7 million and $5.4 million related to accelerated awards in connection with executive severance. The majority of this amount is included in the general and administrative line item of our consolidated statement of operations.

14.                       Common Stock and Net Loss per Common Share

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

Diluted net loss per common share is computed by giving effect to all potential shares of common stock, including stock options, restricted stock units, market stock units, performance-based RSUs, potential ESPP shares and instruments convertible

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

into common stock, to the extent dilutive. Basic and diluted net loss per common share were the same for the years ended December 31, 2015, 2016 and 2017, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of historical basic and diluted net loss per common share:

	Year Ended December 31,
	2015	2016	2017
	(in thousands except per share amounts)
Numerator
Net loss	$(169,661)	$(342,978)	$(518,395)
Less: Stock dividend payable and transaction costs	—	—	40,166
Net loss available to common stockholders	(169,661)	(342,978)	(558,561)
Denominator
Weighted-average common shares outstanding used in computing basic and diluted net loss per common share	213,790	230,693	243,637
Net loss per common share, basic and diluted	$(0.79)	$(1.49)	$(2.29)

The following potential common shares outstanding were excluded from the computation of diluted net loss per common share because including them would have been anti-dilutive:

	As of December 31,
	2015	2016	2017
	(in thousands)
Shares issuable upon conversion of preferred stock	—	—	46,747
Restricted stock units	17,272	22,404	19,276
Options to purchase common stock	12,816	9,436	4,322
Performance awards*	776	2,369	1,486
Shares issuable pursuant to the ESPP	296	577	820
Total common stock equivalents	31,160	34,786	72,651
*Includes potential common shares outstanding for MSUs and PSUs

On December 9, 2015, we completed an offering of our 1.75% convertible senior notes due 2020. As we have the intention to settle the Notes either partially or wholly in cash, under the treasury stock method, the Notes will generally have a dilutive impact on earnings per share if we are in a net income position for the period and if our average stock price for the period exceeds approximately $16.42 per share of our common stock, the conversion price of the Notes. For the period from the issuance of the offering of the Notes through December 31, 2017, the conversion feature of the Notes was anti-dilutive, as we were in a net loss position for all periods and our average stock price was less than the conversion price.

In connection with the pricing of the Notes, we entered into capped call transactions which increase the effective conversion price of the Notes, and are designed to reduce potential dilution upon conversion of the Notes. Since the beneficial impact of the capped call is anti-dilutive, it is excluded from the calculation of earnings per share. Refer to Note 9 "Debt Instruments" for further details regarding our Notes.

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

15.                       Segment Data and Revenue by Geographic Area

Segment Data

We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable operating segments.

Our chief operating decision maker (the "CODM"), our Chief Executive Officer, manages our operations on a consolidated basis for purposes of allocating resources. When evaluating our financial performance, the CODM reviews separate revenue information for our advertising, subscription and other offerings, while all other financial information is reviewed on a consolidated basis. There are no segment managers who are held accountable by the CODM, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. Accordingly, we have determined that we have one reportable segment and operating unit structure. Prior to the sale of Ticketfly, we operated in two reportable segments. Refer to Note 5 "Dispositions" in the Notes to Consolidated Financial Statements for further details on the Ticketfly disposition.

Revenue by Geographic Area

The following table sets forth revenue by geographic area:

	Year ended December 31,
	2015	2016	2017
	(in thousands)
Revenue by geographic area
United States	$1,155,210	$1,366,330	$1,456,673
International	8,833	18,496	10,139
Total revenue	$1,164,043	$1,384,826	$1,466,812

As of December 31, 2015 and 2016, long-lived assets were predominantly located in the United States, and as of December 31, 2017, all long-lived assets were located in the United States. On June 27, 2017, we announced a plan to discontinue business activities in Australia and New Zealand. The discontinuance of the Australia and New Zealand business operations was substantially completed in the year ended December 31, 2017. No individual foreign country represented a material portion of our consolidated revenue during the years ended December 31, 2015, 2016 and 2017.

16. Restructuring Charges

Reduction in Force

On January 12, 2017, we announced a reduction in force plan affecting approximately 7% of our U.S. employee base, excluding Ticketfly. In the year ended December 31, 2017, we incurred approximately $6.0 million of cash expenditures, substantially all of which were related to employee severance and benefits costs. In the year ended December 31, 2017, total reduction in force expenses were $5.6 million, which was lower than cash reduction in force costs due to a credit related to non-cash stock-based compensation expense reversals for unvested equity awards. Reduction in force expenses are recognized in the cost of revenue—other, product development, sales and marketing and general and administrative line items on our Consolidated Statements of Operations. The reduction in force plan was completed and all amounts were paid in the year ended December 31, 2017.

Australia and New Zealand Exit Costs

On June 27, 2017, we announced a plan to discontinue business activities in Australia and New Zealand. The related restructuring charges in the year ended December 31, 2017 primarily relate to a reduction of headcount of approximately 50 employees, which resulted in employee severance and benefits costs offset by a credit related to non-cash stock-based compensation expense reversals for unvested equity awards. Restructuring charges are recognized in the cost of revenue—other, product development, sales and marketing and general and administrative line items on our Consolidated Statements of

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

Operations. The discontinuance of the Australia and New Zealand business operations was substantially completed in the year ended December 31, 2017. These restructuring charges did not have a material impact on our financial statements.

17.                       Selected Quarterly Financial Data (unaudited)

	Quarter ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016	2017	2017	2017	2017
	(in thousands, except per share data)
Revenue
Advertising	$220,308	$265,126	$273,716	$313,340	$223,308	$278,204	$275,741	$297,674
Subscription and other	54,732	55,125	56,100	59,829	64,878	68,900	84,414	97,661
Ticketing service (1)	22,265	22,771	22,085	19,429	27,818	29,730	18,484	—
Total revenue	297,305	343,022	351,901	392,598	316,004	376,834	378,639	395,335
Cost of revenue
Cost of revenue—Content acquisition costs	171,264	176,633	174,334	212,122	187,420	195,875	204,222	216,515
Cost of revenue—Other	21,195	25,106	25,896	30,520	25,532	27,440	27,287	32,379
Cost of revenue—Ticketing service (1)	14,646	15,259	15,318	14,057	18,618	20,510	11,269	—
Total cost of revenue	207,105	216,998	215,548	256,699	231,570	243,825	242,778	248,894
Gross profit	90,200	126,024	136,353	135,899	84,434	133,009	135,861	146,441
Operating expenses
Product development (1)	35,611	33,560	33,560	37,976	39,588	41,233	39,469	34,035
Sales and marketing (1)	117,433	123,589	116,091	133,251	125,102	145,891	107,588	113,961
General and administrative (1)	46,524	40,760	41,909	46,971	44,525	57,954	48,171	40,061
Goodwill impairment	—	—	—	—	—	131,997	—	—
Contract termination fees (benefit)	—	—	—	—	—	23,467	(423)	—
Total operating expenses	199,568	197,909	191,560	218,198	209,215	400,542	194,805	188,057
Loss from operations	(109,368)	(71,885)	(55,207)	(82,299)	(124,781)	(267,533)	(58,944)	(41,616)
Net loss	(115,102)	(76,333)	(61,534)	(90,009)	(132,267)	(275,136)	(66,243)	(44,749)
Net loss available to common stockholders	(115,102)	(76,333)	(61,534)	(90,009)	(132,267)	(289,664)	(84,562)	(52,068)
Net loss per common share, basic and diluted	$(0.51)	$(0.33)	$(0.27)	$(0.38)	$(0.56)	$(1.20)	$(0.34)	$(0.21)
(1) Includes approximately two months of revenue and expense for Ticketfly from July 1, 2017 to the disposition date of September 1, 2017.

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

18.                       Subsequent Event

On January 31, 2018, we announced efforts to prioritize our strategic growth initiatives and optimize overall business performance, including a reduction in force plan affecting approximately 5% of our employee base. Our Board of Directors approved the plan on January 11, 2018 and affected employees were informed of the plan on January 31, 2018. We expect the reduction in force plan to be substantially completed by the end of the first quarter of 2018.

Total costs and cash expenditures for the reduction in force plan are estimated at $6.5 million to $8.5 million, substantially all of which are related to employee severance and benefits costs. We expect to recognize most of these pre-tax reduction in force charges in the first quarter of 2018.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this Annual Report on Form 10-K, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.

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

Our management has assessed the effectiveness of the internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013 framework).

Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Pandora Media, Inc.
Notes to Consolidated Financial Statements - Continued

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item regarding our directors and executive officers is incorporated by reference to the sections of our proxy statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders (the "Proxy Statement") entitled "Election of Class III Directors" and "Management."

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

SIGNATURES

        Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2018.

PANDORA MEDIA, INC.

By:	/s/ ROGER LYNCH
	Name:	Roger Lynch
	Title:	Chief Executive Officer (Principal Executive Officer) and Director

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Roger Lynch, Naveen Chopra and Stephen Bené and each of them, his or her true and lawful attorneys-in-fact and agents, with full power to act separately and full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or his or her or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROGER LYNCH		February 26, 2018
Roger Lynch	President, Chief Executive Officer (Principal Executive Officer) and Director

/s/ NAVEEN CHOPRA		February 26, 2018
Naveen Chopra	Chief Financial Officer (Principal Financial Officer)

/s/ KAREN WALKER		February 26, 2018
Karen Walker	Chief Accounting Officer (Principal Accounting Officer)

/s/ GREGORY B. MAFFEI		February 26, 2018
Gregory B. Maffei	Director

/s/ ROGER FAXON		February 26, 2018
Roger Faxon	Director

February 26, 2018
David J. Frear	Director

February 26, 2018
Jason Hirschhorn	Director

/s/ TIMOTHY LEIWEKE		February 26, 2018
Timothy Leiweke	Director

/s/ MICHAEL M. LYNTON		February 26, 2018
Michael M. Lynton	Director

/s/ JAMES E. MEYER		February 26, 2018
James E. Meyer	Director

/s/ MICKIE ROSEN		February 26, 2018
Mickie Rosen	Director

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By	Filed Herewith
2.01	Agreement and Plan of Merger, dated as of October 7, 2015, among the Company, Ticketfly, Inc., Tennessee Acquisition Sub I, Inc., Tennessee Acquisition Sub II, LLC and Shareholder Representative Services LLC	8-K/A	001-35198	2.1	10/8/2015
2.02	Asset Purchase Agreement, dated as of November 16, 2015, by and between Pandora Media, Inc. and Rdio, Inc.	10-K	001-35198	2.02	2/18/2016
3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-172215	3.1	5/4/2011
3.02	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	001-35198	3.02	7/26/2016
3.03	Amended and Restated Bylaws						X
3.04	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	001-35198	3.1	6/14/2017
4.01	Fifth Amended and Restated Investor Rights Agreement, by and among Pandora Media, Inc. and the investors listed on Exhibit A thereto, dated May 20, 2010, as amended	S-1/A	333-172215	4.2	2/22/2011
4.02	Indenture, dated as of December 9, 2015, between Pandora Media, Inc. and Citibank, N.A., as Trustee	8-K	001-35198	4.1	12/9/2015
4.03	Form of 1.75% Convertible Senior Note due 2020 (included in Exhibit 4.02)
10.01†	2011 Equity Incentive Plan and Form of Stock Option Agreement under 2011 Equity Incentive Plan	S-1/A	333-172215	10.1	5/26/2011
10.02†	Amendment No. 1 to the 2011 Equity Incentive Plan	S-8	333-216087	99.2	2/16/2017
10.03†	2004 Stock Plan, as amended, and Forms of Stock Option Agreement and Restricted Stock Purchase Agreement under 2004 Stock Plan	S-1/A	333-172215	10.3	2/22/2011
10.04†	2000 Stock Incentive Plan, as amended, and Forms of NSO Stock Option Agreement and ISO Stock Option Agreement under 2000 Stock Plan	S-1/A	333-172215	10.4	2/22/2011
10.05†	Amended and Restated 2014 Employee Stock Purchase Plan	8-K	001-35198	10.1	8/9/2017
10.06†	Form of Indemnification Agreement by and between Pandora Media, Inc. and each of its executive officers and its directors not affiliated with an investment fund	S-1/A	333-172215	10.5	2/22/2011
10.07†	Form of Indemnification Agreement by and between Pandora Media, Inc. and each of its directors affiliated with an investment fund	S-1/A	333-172215	10.5A	2/22/2011
10.08†	Offer Letter with John Trimble, dated February 18, 2009	S-1/A	333-172215	10.10	2/22/2011
10.09	Office Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated July 23, 2009	S-1/A	333-172215	10.12	2/22/2011
10.10A	First Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated April 13, 2010	S-1/A	333-172215	10.12A	2/22/2011
10.10B	Second Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated June 16, 2010	S-1/A	333-172215	10.12B	2/22/2011
10.10C	Third Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated December 15, 2010	10-Q	001-35198	10.12C	9/4/2012
10.10D	Fourth Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated March 10, 2011	10-Q	001-35198	10.12D	9/4/2012

10.10E	Fifth Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated July 1, 2011	10-Q	001-35198	10.12E	9/4/2012
10.10F	Sixth Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated September 27, 2011	10-Q	001-35198	10.12F	9/4/2012
10.10G	Seventh Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated July 12, 2012	10-Q	001-35198	10.12G	9/4/2012
10.10H	Eighth Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated February 1, 2013	10-Q	001-35198	10.12H	5/29/2013
10.11I	Ninth Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated August 15, 2013	10-Q	001-35198	10.12I	10/28/2014
10.10J	Tenth Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated October 1, 2014	10-Q	001-35198	10.12J	10/28/2014
10.11K	Sublease between Cerexa, Inc. and Pandora Media, Inc. dated January 1, 2015	10-K	001-35198	10.10K	2/11/2015
10.10L	Eleventh Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated July 28, 2015*	10-K	001-35198	10.10M	2/18/2016
10.10M	Twelfth Amendment to Lease between CIM/Oakland Center 21, LP and Pandora Media, Inc., dated January 11, 2017	10-Q	001-35198	10.01	5/9/2017
10.11†	Form of Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan	10-Q	001-35198	10.01	9/2/2011
10.12†	Form of MSU Grant Notice and Award Agreement	10-Q	001-35198	10.28	4/27/2015
10.13†	Form of Performance Award Agreement under the 2011 Equity Incentive Plan	10-Q	001-35198	10.01	7/26/2016
10.14†	Form of Retention Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan					X
10.15†	Amended and Restated Executive Severance and Change of Control Policy	10-Q	001-35198	10.04	11/2/2017
10.16†	Amended and Restated 2016 Corporate Incentive Plan	10-K	001-35198	10.19A	2/16/2017
10.17†	2017 Corporate Incentive Plan	10-Q	001-35198	10.02	5/9/2017
10.18†	Offer Letter with Stephen Bené, dated October 14, 2014	10-Q	001-35198	10.26	4/27/2015
10.19†	Offer Letter with Christopher Phillips, dated October 20, 2014	10-Q	001-35198	10.27	4/27/2015
10.20†	Offer Letter with David Gerbitz, dated June 3, 2014	10-Q	001-35198	10.04	5/9/2017
10.21†	Severance and Release Agreement between Sara Clemens and Pandora Media, Inc., dated January 12, 2017	10-Q	001-35198	10.03	5/9/2017
10.22†	Offer Letter with Naveen Chopra, dated February 27, 2017	10-Q	001-35198	10.05	5/9/2017
10.23†	Separation Agreement and General Release between Tim Westergren and Pandora Media, Inc., dated July 15, 2017	10-Q	001-35198	10.01	11/2/2017
10.24†	First Amendment to Offer Letter with Naveen Chopra, dated August 7, 2017	10-Q	001-35198	10.02	11/2/2017
10.25†	Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan between Naveen Chopra and Pandora Media, Inc., dated August 7, 2017	10-Q	001-35198	10.03	11/2/2017
10.26†	Offer Letter with Roger Lynch, dated August 9, 2017	10-Q	001-35198	10.05	11/2/2017
10.27†	Separation Agreement and General Release between Michael Herring and Pandora Media, Inc., dated August 15, 2017	10-Q	001-35198	10.06	11/2/2017

10.28†	Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan between Roger Lynch and Pandora Media, Inc., dated September 18, 2017	10-Q	001-35198	10.08	11/2/2017
10.29†	Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan between Roger Lynch and Pandora Media, Inc., dated September 18, 2017	10-Q	001-35198	10.09	11/2/2017
10.30†	Option Agreement under the 2011 Equity Incentive Plan between Roger Lynch and Pandora Media, Inc., dated September 18, 2017	10-Q	001-35198	10.10	11/2/2017
10.31	Capped call transaction confirmation, dated as of December 3, 2015, by and between Morgan Stanley & Co. LLC and Pandora Media, Inc.	8-K	001-35198	10.1	12/9/2015
10.32	Additional capped call transaction confirmation, dated as of December 4, 2015, by and between Morgan Stanley & Co. LLC and Pandora Media, Inc.	8-K	001-35198	10.2	12/9/2015
10.33	Capped call transaction confirmation, dated as of December 3, 2015, by and between JPMorgan Chase Bank, National Association, London Branch and Pandora Media, Inc.	8-K	001-35198	10.3	12/9/2015
10.34	Additional capped call transaction confirmation, dated as of December 4, 2015, by and between JPMorgan Chase Bank, National Association, London Branch and Pandora Media, Inc.	8-K	001-35198	10.4	12/9/2015
10.35	Investment Agreement dated as of May 8, 2017, by and among Pandora Media, Inc., KKR Classic Investors LLC and the other purchasers listed on the signature pages thereto	8-K	001-35198	10.1	5/12/2017
10.36	First Amendment to Investment Agreement, dated as of June 8, 2017, by and between Pandora Media, Inc. and KKR Classic Investors L.P.	8-K	001-35198	10.1	6/14/2017
10.37	Notice of Termination, dated as of June 9, 2017	8-K	001-35198	10.2	6/14/2017
10.38	Investment Agreement, dated as of June 9, 2017, by and between Pandora Media, Inc. and Sirius XM Radio Inc.	8-K	001-35198	10.3	6/14/2017
10.39	Registration Rights Agreement, dated as of June 9, 2017, by and between Pandora Media, Inc. and Sirius XM Radio Inc.	8-K	001-35198	10.4	6/14/2017
10.40	Membership Interest Purchase Agreement, dated as of June 9, 2017 by and among Eventbrite, Inc., Pandora Media, Inc., and Ticketfly, LLC	8-K	001-35198	10.5	6/14/2017
10.41	Amendment No. 1 to Membership Interest Purchase Agreement, dated as of June 9, 2017 by and among Eventbrite, Inc., Pandora Media, Inc., and Ticketfly, LLC, dated September 1, 2017	10-Q	001-35198	10.07	11/2/2017
10.42*
Credit Agreement, by and among the Company and Pandora Media California, LLC, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, National Association as joint lead arrangers and joint book runners, dated as of December 29, 2017
						X
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