Form 10-Q
period 2018-03-31
Pandora Media, Inc.
filed 2018-05-04
CIK 1230276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

The number of shares of registrant’s common stock outstanding as of April 30, 2018 was: 255,110,267.

Pandora Media, Inc.

FORM 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Pandora Media, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts) (unaudited)

	As of December 31, 2017	As of March 31, 2018
Assets
Current assets
Cash and cash equivalents	$499,597	$454,923
Short-term investments	1,250	89,482
Accounts receivable, net of allowance of $5,352 at December 31, 2017 and $4,580 at March 31, 2018	336,429	269,584
Prepaid content acquisition costs	55,668	35,901
Prepaid expenses and other current assets	19,220	20,074
Total current assets	912,164	869,964
Convertible promissory note receivable	35,471	—
Property and equipment, net	116,742	114,487
Goodwill	71,243	71,243
Intangible assets, net	19,409	17,891
Other long-term assets	11,293	11,285
Total assets	$1,166,322	$1,084,870
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities
Accounts payable	$14,896	$15,762
Accrued liabilities	34,535	37,655
Accrued content acquisition costs	97,751	106,254
Accrued compensation	47,635	42,908
Deferred revenue	31,464	37,681
Total current liabilities	226,281	240,260
Long-term debt, net	273,014	278,410
Other long-term liabilities	23,500	22,714
Total liabilities	522,795	541,384
Redeemable convertible preferred stock: 480,000 shares issued and outstanding at December 31, 2017 and 480,000 at March 31, 2018	490,849	498,211
Stockholders’ equity
Common stock: 250,867,462 shares issued and outstanding at December 31, 2017 and 255,044,043 at March 31, 2018	25	26
Additional paid-in capital	1,422,221	1,453,915
Accumulated deficit	(1,269,351)	(1,408,419)
Accumulated other comprehensive loss	(217)	(247)
Total stockholders’ equity	152,678	45,275
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,166,322	$1,084,870

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2017	2018
Revenue
Advertising	$223,308	$214,568
Subscription and other	64,878	104,665
Ticketing service	27,818	—
Total revenue	316,004	319,233
Cost of revenue
Cost of revenue—Content acquisition costs	187,420	217,580
Cost of revenue—Other	25,532	26,849
Cost of revenue—Ticketing service	18,618	—
Total cost of revenue	231,570	244,429
Gross profit	84,434	74,804
Operating expenses
Product development	39,588	35,884
Sales and marketing	125,102	124,216
General and administrative	44,525	41,631
Total operating expenses	209,215	201,731
Loss from operations	(124,781)	(126,927)
Interest expense	(7,381)	(7,286)
Other income, net	229	2,582
Total other expense, net	(7,152)	(4,704)
Loss before provision for income taxes	(131,933)	(131,631)
Provision for income taxes	(334)	(74)
Net loss	(132,267)	(131,705)
Net loss available to common stockholders	$(132,267)	$(139,068)
Basic and diluted net loss per common share	$(0.56)	$(0.55)
Weighted-average basic and diluted common shares	237,515	252,934

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended March 31,
	2017	2018
Net loss	$(132,267)	$(131,705)
Change in foreign currency translation adjustment	191	(14)
Change in net unrealized gain (loss) on marketable securities	35	(16)
Other comprehensive income (loss)	226	(30)
Total comprehensive loss	$(132,041)	$(131,735)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands) (unaudited)

	Three months ended March 31,
	2017	2018
Operating activities
Net loss	$(132,267)	$(131,705)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Loss on dispositions	—	2,173
Depreciation and amortization	17,680	13,779
Stock-based compensation	29,618	26,436
Amortization of premium on investments, net	53	(118)
Accretion of discount on convertible promissory note receivable	—	(534)
Other operating activities	365	65
Amortization of debt discount	4,886	5,396
Interest income	—	(810)
Provision for (recoveries of) bad debt	1,390	(315)
Changes in operating assets and liabilities
Accounts receivable	44,941	67,160
Prepaid content acquisition costs	(2,232)	19,767
Prepaid expenses and other assets	(5,579)	(1,588)
Accounts payable, accrued and other current liabilities	13,192	4,749
Accrued content acquisition costs	(3,762)	8,503
Accrued compensation	(13,207)	(1,347)
Other long-term liabilities	(244)	(786)
Deferred revenue	3,996	6,217
Reimbursement of cost of leasehold improvements	5,236	357
Net cash (used in) provided by operating activities	(35,934)	17,399
Investing activities
Purchases of property and equipment	(1,980)	(3,410)
Internal-use software costs	(7,765)	(5,489)
Purchases of investments	—	(89,341)
Proceeds from maturities of investments	11,220	1,250
Proceeds from cancellation of convertible promissory note receivable	—	34,742
Net cash provided by (used in) investing activities	1,475	(62,248)
Financing activities
Proceeds from employee stock purchase plan	2,798	37
Proceeds from exercise of stock options	2,388	248
Tax payments from net share settlements of restricted stock units	—	(287)
Net cash provided by (used in) financing activities	5,186	(2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	210	(8)
Net decrease in cash, cash equivalents and restricted cash	(29,063)	(44,859)
Cash, cash equivalents and restricted cash at beginning of period	201,820	500,854
Cash, cash equivalents and restricted cash at end of period	$172,757	$455,995
Supplemental disclosures of cash flow information
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$4,098	$1,339
Cash paid during the period for interest	$896	$249
Preferred stock dividends	$—	$7,363
Employee Stock Purchase Plan ("ESPP") purchases	$3,306	$3,381

Reconciliation of cash, cash equivalents and restricted cash as shown in the statements of cash flows
Cash and cash equivalents	$170,881	$454,923
Restricted cash included in prepaid expenses and other current assets line item of Condensed Consolidated Balance Sheets	—	1,072
Restricted cash included in other long-term assets line item of Condensed Consolidated Balance Sheets	1,876	—
Total cash, cash equivalents and restricted cash	$172,757	$455,995
The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.                       Description of Business and Basis of Presentation

Pandora—Streaming Radio Service and On-Demand Music Services

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission ("SEC") Regulation S-X, and include the accounts of Pandora and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of our management, the interim unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position for the periods presented. These interim unaudited condensed consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any subsequent period and should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Certain changes in presentation have been made to conform the prior period presentation to current period reporting. We have reclassified bad debt from the other operating activities line item to the bad debt line item of the Condensed Consolidated Statements of Cash Flows. We have also shown the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the Condensed Consolidated Statements of Cash Flows.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates are used in several areas including, but not limited to determining accrued content acquisition costs, amortization of minimum guarantees under content acquisition agreements, selling prices for elements sold in arrangements with multiple performance obligations, the allowance for doubtful accounts, the fair value of stock options, the ESPP, the provision for (benefit from) income taxes, fair value of acquired intangible assets and goodwill and the useful lives of acquired intangible assets. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements could be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

2.                        Summary of Significant Accounting Policies

Other than discussed below, there have been no material changes to our significant accounting policies as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Revenue Recognition

Refer to Note 3 "Revenues" in the Notes to Condensed Consolidated Financial Statements for our Revenue Recognition policy.

Concentration of Credit Risk

For the three months ended March 31, 2017 and 2018, we had no customers that accounted for more than 10% of our total revenue. As of December 31, 2017 and March 31, 2018, we had no customers that accounted for more than 10% of our total accounts receivable.

Recently Issued Accounting Standards

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires lessees to put most leases on their balance sheets and recognize expenses on their income statements and also eliminates the real estate-specific provisions for all entities. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We expect to adopt ASU 2016-02 as of January 1, 2019 using the modified retrospective method. We are in the process of evaluating the impact of ASU 2016-02 on our consolidated financial statements and expect there to be a material impact related to the recognition of new right of use assets and lease liabilities on our balance sheet for operating leases.

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

Recently Adopted Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which amends the existing accounting standards for revenue recognition. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue. Under the guidance, revenue is recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We have adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Revenues and contract assets or liabilities for contracts completed prior to January 1, 2018 are presented under Topic 605, and revenues and contract assets and liabilities from contracts which were not completed or started after December 31, 2017 are presented under Topic 606. The adoption of this guidance does not have a material impact on our consolidated financial statements. Refer to Note 3 "Revenues" in the Notes to Condensed Consolidated Financial Statements for further information.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash ("ASU 2016-18"). ASU 2016-18 requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The guidance is effective retrospectively for fiscal years beginning after December 15, 2017, and interim periods within that fiscal year. We adopted this guidance effective January 1, 2018, using the retrospective transition approach for all periods presented. The adoption of ASU 2016-18 does not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01). ASU 2017-01 revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is considered a business. We adopted this guidance effective January 1, 2018, using the prospective approach. The new standard did not have an impact on our condensed consolidated financial statements.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

3.                        Revenues

Adoption of ASC Topic 606, "Revenue from Contracts with Customers"

The new accounting standard under ASC 606 became effective for all public companies with fiscal years beginning after December 15, 2017. On January 1, 2018, we adopted ASC 606 using the modified retrospective method. This method required retrospective application of the new accounting standard to all unfulfilled contracts that were outstanding as of January 1, 2018. Revenues and contract assets or liabilities for contracts completed prior to January 1, 2018, including ticketing revenue related to Ticketfly, are presented under Topic 605, and revenues and contract assets and liabilities from contracts which were not completed or started after December 31, 2017 are presented under Topic 606.

We recorded an immaterial adjustment to opening accumulated deficit as of January 1, 2018 due to the cumulative impact of adopting Topic 606, primarily related to deferred revenue.

Revenue Recognition

Revenues are recognized when a contract with a customer exists, and the control of the promised services are transferred to our customers, in an amount that reflects the consideration we expect to receive in exchange for those services. Substantially all of our revenues are generated from contracts with customers in the United States.

Gross Versus Net Revenue Recognition

We report revenue on a gross or net basis based on management’s assessment of whether we act as a principal or agent in the transaction. To the extent we act as the principal, revenue is reported on a gross basis unless we are unable to determine the amount on a gross basis, in which case we report revenue on a net basis. The determination of whether we act as a principal or an agent in a transaction is based on an evaluation of whether we control the good or service prior to transfer to the customer. We have determined that we act as the principal in all of our revenue streams.

Advertising Revenue

We generate advertising revenue primarily from audio, display and video advertising. We generate the majority of our advertising revenue through the delivery of advertising impressions sold on a cost per thousand basis (“CPM”). We also offer advertising on other units of measure, such as cost per engagement (“CPE”) and cost per view ("CPV"), under which an advertiser pays us based on the number of times a listener engages with an ad. We consider the performance obligation as the ad insertion on the order, which is a series type performance obligation.

We determine that a contract exists when we have an agreed-to insertion order or a fully executed customer-specific agreement. The duration of our contracts is generally less than one year. Revenue is recognized as performance obligations are satisfied, which generally occurs as ads are delivered through our platform. We generally recognize revenue based on delivery information from our campaign trafficking systems. Certain advertising arrangements include performance obligations other than advertising, such as music events. For these performance obligations, revenue is recognized when the customer obtains control of the promised services, such as when a music event occurs.

Certain customers may receive cash-based incentives or rebates, which are accounted for as variable consideration in the determination of the transaction price. We use the expected value method to estimate the value of such variable consideration to include in the transaction price and reflect changes to such estimates in the period in which they occur. The amount of variable consideration included in revenues is limited to the extent that it is probable that the amount will not be subject to a significant reversal when the uncertainty associated with the variable consideration is subsequently resolved.

Certain contracts include added value (“AV”) elements, under which the customer may receive credits for free advertising services in exchange for advertising spend commitments, either based on total contract amount, defined spend tiers or overall commitments across multiple contracts. We have determined that these AV elements represent a material right to the customer, and therefore are treated as distinct performance obligations. We determine an estimated selling price for these items and include them in the allocation of the transaction price of a contract or series of contracts, as applicable.

Our payment terms vary by the type and location of customers. The time between satisfaction of performance obligations and when payment is due does not exceed one year. For certain services and customer types, upon the execution of a contract, we may require payment before the services are delivered to the customer. These payments are recorded as contract liabilities in our condensed consolidated financial statements.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Arrangements with multiple performance obligations—Advertising revenue

Our contracts with customers generally include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on an analysis of the historical prices charged to customers, or by estimating the standalone selling price using expected cost plus margin.

Subscription and Other Revenue

Pandora is also available as a radio subscription service called Pandora Plus and an on-demand subscription service called Pandora Premium. Pandora Plus is a paid, ad-free subscription version of the Pandora service that includes replays, additional skipping, offline listening, higher quality audio on supported devices and longer timeout-free listening.

The features of Pandora Plus are also included in Pandora Premium. Pandora Premium is a paid, ad-free version of the Pandora service that offers a unique, on-demand experience, providing users with the ability to search, play and collect songs and albums, build playlists on their own or with the tap of a button the app will automatically generate a playlist based on the user’s listening activity.

We generate revenue for these subscription services on both a direct basis and through subscriptions sold through certain third-party mobile device app stores. For subscriptions sold through third-party mobile device app stores, the subscriber executes a click-through agreement with Pandora outlining the terms and conditions between Pandora and the subscriber upon purchase of the subscription. The mobile device app stores promote the Pandora app through their e-store, process payments for subscriptions, and retain a percentage of revenue as a fee. We report this revenue gross of the fee retained by the mobile device app stores, as the subscriber is Pandora’s customer in the contract and Pandora controls the service prior to the transfer to the subscriber.

Subscription revenue is a series type performance obligation and is recognized net of sales tax amounts collected from subscribers. The enforceable rights in monthly subscription contracts are the monthly service period, whereas the annual subscriptions are cancelable at any time. For monthly subscriptions where there are no cancellation provisions, we recognize revenue on a straight-line basis over the monthly service term. Because of the cancellation clauses for the annual subscriptions, the duration of these contracts is daily, and revenue for these contracts is recognized on a daily ratable basis. Historically, cancellation rates have been immaterial.

Subscription revenue from monthly subscriptions sold indirectly through mobile device app stores may be subject to partners’ refund or cancellation terms. Revenues are recognized net of any adjustments for variable consideration, including refunds and other fees, as reported by the partners.

Our payment terms vary based on whether the subscription is sold on a direct basis or through mobile device app stores. Subscriptions sold on a direct basis require payment before the services are delivered to the customer. The payment terms for subscriptions sold through mobile device app stores vary and generally range from 30 to 60 days.

Contract Assets and Liabilities

We record those services which we have delivered and have a right to invoice as a contract asset. We record any payments which are received or due in advance of our performance, and where a contract exists, as contract liabilities. The increase in the deferred revenue balance for the three months ended March 31, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $21.6 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2017.

Practical Expedients and Exemptions

We generally expense sales commissions when incurred because the duration of the contracts for which we pay commissions are less than one year. These costs are included in the sales and marketing line item of our Condensed Consolidated Statements of Operations.

We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

4.                        Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments consisted of the following:

	As of December 31, 2017	As of March 31, 2018
	(in thousands)
Cash and cash equivalents
Cash	$146,294	$231,740
Money market funds	353,303	105,865
Commercial paper	—	117,318
Total cash and cash equivalents	$499,597	$454,923
Short-term investments
Commercial paper	$—	$77,065
Corporate debt securities	1,250	12,417
Total short-term investments	$1,250	$89,482
Cash, cash equivalents and investments	$500,847	$544,405

Our short-term investments have maturities of twelve months or less and are classified as available-for-sale.

The following table summarizes our available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of March 31, 2018. As of December 31, 2017, the adjusted cost and fair value by significant investment category are the same.

	As of March 31, 2018
	Adjusted Cost	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$105,865	$—	$105,865
Commercial paper	194,384	(1)	194,383
Corporate debt securities	12,432	(15)	12,417
Total cash equivalents and marketable securities	$312,681	$(16)	$312,665

All of our investments have maturities of twelve months or less as of December 31, 2017 and March 31, 2018.

The following table summarizes our available-for-sale securities’ fair value and gross unrealized losses aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of March 31, 2018. We had no securities that had been in a continuous unrealized loss position for greater than 12 months as of December 31, 2017.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	As of March 31, 2018
	Twelve Months or Less		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Commercial paper	$4,981	$(1)	$4,981	$(1)
Corporate debt securities	12,417	(15)	12,417	(15)
Total	$17,398	$(16)	$17,398	$(16)

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

The unrealized losses on our available-for-sale securities as of March 31, 2018 were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. As of March 31, 2018, we owned six securities that were in an unrealized loss position. Based on our cash flow needs, we may be required to sell a portion of these securities prior to maturity. However, we expect to recover the full carrying value of these securities. As a result, no portion of the unrealized losses at March 31, 2018 is deemed to be other-than-temporary, and the unrealized losses are not deemed to be credit losses. When evaluating investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. During the three months ended March 31, 2018, we did not recognize any impairment charges. There were no sales of available-for-sale securities during the three months ended March 31, 2018.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

5.                        Fair Value

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

The following fair value hierarchy tables categorize information regarding our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and March 31, 2018:

	As of December 31, 2017
	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(in thousands)
Assets
Money market funds	$353,303	$—	$353,303
Corporate debt securities	—	1,250	1,250
Total assets measured at fair value	$353,303	$1,250	$354,553

	As of March 31, 2018
	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(in thousands)
Assets
Money market funds	$105,865	$—	$105,865
Commercial paper	—	194,383	194,383
Corporate debt securities	—	12,417	12,417
Total assets measured at fair value	$105,865	$206,800	$312,665

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Our cash equivalents and short-term investments, excluding money market funds, are classified as Level 2 within the fair value hierarchy because they are valued using professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets.

As of December 31, 2017 and March 31, 2018, we held no Level 3 assets or liabilities measured on a recurring basis. The fair value of our convertible subordinated promissory note receivable ("Convertible Promissory Note") was calculated on a nonrecurring basis as of September 1, 2017 and was classified as a Level 3 measurement within the fair value hierarchy as of December 31, 2017. The Convertible Promissory Note was canceled on March 30, 2018. Refer to Note 10 "Convertible Promissory Note Receivable" in the Notes to Condensed Consolidated Financial Statements for further details on the cancellation of the Convertible Promissory Note.

Refer to Note 11, "Debt Instruments", in the Notes to Condensed Consolidated Financial Statements for the carrying amount and estimated fair value of our Convertible Senior Notes due 2020 (the "Notes"), which are not recorded at fair value as of March 31, 2018.

6.                       Commitments and Contingencies

Minimum Guarantees and Other Provisions—Content Acquisition Costs

Certain of our content acquisition agreements contain minimum guarantees, and require that we make upfront minimum guarantee payments. During the three months ended March 31, 2018, we prepaid $70.0 million in content acquisition costs related to minimum guarantees. As of March 31, 2018, we have future minimum guarantee commitments of $330.0 million, of which $319.0 million will be paid in 2018 and the remainder will be paid thereafter. On a quarterly basis, we record the greater of the cumulative actual content acquisition costs incurred or the cumulative minimum guarantee based on forecasted usage for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasted usage, considers factors such as listening hours, revenue, subscribers and other terms of each agreement that impact our expected attainment or recoupment of the minimum guarantees based on the relative attribution method.

Several of our content acquisition agreements also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if triggered, could cause our payments under those agreements to escalate. In addition, record labels, publishers and performing rights organizations ("PROs") with whom we have entered into direct license agreements have the right to audit our content acquisition payments, and any such audit could result in disputes over whether we have paid the proper content acquisition costs. However, as of March 31, 2018, we do not believe it is probable that these provisions of our agreements discussed above will, individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Pre-1972 copyright litigation

On October 2, 2014, Flo & Eddie Inc. filed a class action suit against Pandora Media Inc. in the federal district court for the Central District of California. The complaint alleges misappropriation and conversion in connection with the public performance of sound recordings recorded prior to February 15, 1972. On December 19, 2014, Pandora filed a motion to strike the complaint pursuant to California’s Anti-Strategic Lawsuit Against Public Participation ("Anti-SLAPP") statute, which was appealed to the Ninth Circuit Court of Appeals. The district court litigation is currently stayed pending the Ninth Circuit’s decision. On December 8, 2016, the Ninth Circuit heard oral arguments on the Anti-SLAPP motion. On March 15, 2017, the Ninth Circuit requested certification to the California Supreme Court on the substantive legal questions. The California

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Supreme Court has accepted certification and has received all written briefing on the case, but has not yet scheduled oral argument.

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

On March 1, 2018, Gusto Records, Inc. filed a suit against the Company alleging claims similar to that of Flo & Eddie, Inc. v. Pandora Media Inc. The parties are currently negotiating a stipulated stay and proposed order to submit to the Central District of California, pending the resolution of the Ninth Circuit’s decision in Flo & Eddie, Inc. v. Pandora Media, Inc.

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

Indemnification Agreements, Guarantees and Contingencies

In the ordinary course of business, we are party to certain contractual agreements under which we may provide indemnifications of varying scope, terms and duration to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. We have not incurred, do not anticipate incurring and therefore have not accrued for, any material costs related to such indemnification provisions.

While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any claims under indemnification arrangements will have a material adverse effect on our business, financial position, results of operations or cash flows.

7.                      Business Combination

On March 20, 2018, we entered into an agreement to acquire AdsWizz Inc. ("AdsWizz"), a leading digital audio ad technology company with a comprehensive digital audio software suite of solutions that connects audio publishers to the advertising community. Pursuant to the agreement, we have agreed to pay $145.0 million in a combination of cash and stock, with a minimum of 50% paid in cash and the remainder to be paid, at our election, in either cash or stock, with the stock conversion based on the dollar-volume-weighted average trading price for Pandora's common stock for 10 trading days prior to the closing. The closing is subject to customary closing conditions and regulatory approval, including the expiration or termination of any waiting periods under applicable antitrust laws. The transaction is expected to close in the quarter ending June 30, 2018. We will include the financial results of AdsWizz in our condensed consolidated financial statements beginning on the date of acquisition.

8.                       Goodwill and Intangible Assets

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2018.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangible assets:

	As of December 31, 2017			As of March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)			(in thousands)
Finite-lived intangible assets
Patents	$8,030	$(3,289)	$4,741	$8,030	$(3,472)	$4,558
Developed technology	27,950	(13,608)	14,342	27,950	(14,860)	13,090
Customer relationships—users	940	(940)	—	940	(940)	—
Trade names	1,320	(994)	326	1,320	(1,077)	243
Total finite-lived intangible assets	$38,240	$(18,831)	$19,409	$38,240	$(20,349)	$17,891
Note: Amounts may not recalculate due to rounding

Amortization expense of intangible assets was $5.1 million and $1.5 million for the three months ended March 31, 2017 and 2018.

The following is a schedule of future amortization expense related to finite-lived intangible assets as of March 31, 2018.

As of March 31, 2018
(in thousands)
Remainder of 2018	$4,549
2019	5,546
2020	5,251
2021	727
2022	727
Thereafter	1,091
Total future amortization expense	$17,891

9.                       Dispositions

On September 1, 2017, we completed the sale of Ticketfly, our ticketing service segment, to Eventbrite Inc. ("Eventbrite") for an aggregate unadjusted purchase price of $200.0 million. The aggregate unadjusted purchase price consisted of $150.0 million in cash and a $50.0 million Convertible Promissory Note, which were paid and issued at the closing of the transaction. The Convertible Promissory Note was recorded at its fair value at the date of sale, which resulted in a discount of $13.8 million. The aggregate purchase price was further reduced by $4.8 million in costs to sell and $7.5 million in working capital adjustments and certain indemnification provisions, for a net purchase price of $174.0 million.

On March 30, 2018, we amended our Membership Interest Purchase Agreement ("MIPA") with Eventbrite which resulted in the cancellation of our Convertible Promissory Note for a cancellation fee of $34.7 million. Upon completion of the cancellation of the Convertible Promissory Note, the remaining unpaid principal and interest balance were forgiven.

In the three months ended March 31, 2018, we recognized a loss on sale of $2.1 million related to the cancellation of the Convertible Promissory Note. The loss is included in the general and administrative line item of our Condensed Consolidated Statements of Operations and was based on the cancellation fee of $34.7 million.
10.                       Convertible Promissory Note Receivable

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

On September 1, 2017, we completed the sale of Ticketfly, our ticketing service segment, to Eventbrite for an aggregate unadjusted purchase price of $200.0 million. The aggregate unadjusted purchase price consists of $150.0 million in cash and a $50.0 million Convertible Promissory Note, which were paid and issued at the closing of the transaction. On March 30, 2018, we amended our MIPA with Eventbrite which resulted in the cancellation of our Convertible Promissory Note for a cancellation fee of $34.7 million. Refer to Note 9, "Dispositions" in the Notes to Condensed Consolidated Financial Statements for further details on the cancellation of the Convertible Promissory Note.

Prior to the cancellation, the Convertible Promissory Note was due five years from its issuance date (the "Convertible Promissory Note Maturity Date") and accrued interest at a rate of 6.5% per annum, payable quarterly in cash or in-kind for the first year at the discretion of Eventbrite, and in cash thereafter. Prior to the Convertible Promissory Note Maturity Date, the Convertible Promissory Note was convertible at our option into shares of Eventbrite’s common stock.

The Convertible Promissory Note was recorded at its fair value of $36.2 million as of the issuance date of September 1, 2017, which resulted in a discount of $13.8 million. The note was further reduced by $2.5 million in purchase price adjustments. As of March 30, 2018 ("Cancellation Date"), the balance of the Convertible Promissory Note also included $1.9 million in interest receivable and $1.2 million in accretion of the discount, for a total carrying value of $36.8 million.

The discount on the Convertible Promissory Note was being amortized to interest income using the effective interest method over the period from the date of issuance through the Cancellation Date. The following table outlines the effective interest rate, contractually stated interest income and amortization of the discount for the Convertible Promissory Note for the period from January 1, 2018 through the Cancellation Date.

(in thousands except for effective interest rate)
Effective interest rate	14.73%
Contractually stated interest income	$1,892
Amortization of discount	$1,221

11.                       Debt Instruments

Long-term debt, net consisted of the following:

	As of December 31,	As of March 31,
	2017	2018
	(in thousands)
1.75% convertible senior notes due 2020	$345,000	$345,000
Unamortized discount and deferred issuance costs	(71,986)	(66,590)
Long-term debt, net	$273,014	$278,410

Convertible Debt Offering

On December 9, 2015, we completed an unregistered Rule 144A offering for the issuance of $345.0 million aggregate principal amount of our 1.75% Notes. In connection with the issuance of the Notes, we entered into capped call transactions with the initial purchaser of the Notes and an additional financial institution ("Capped Call Transactions").

The net proceeds from the sale of the Notes were approximately $336.5 million, after deducting the initial purchasers' fees and other estimated expenses. We used approximately $43.2 million of the net proceeds to pay the cost of the Capped Call Transactions.

The Notes are unsecured, senior obligations of Pandora, and interest is payable semi-annually at a rate of 1.75% per annum. The Notes will mature on December 1, 2020, unless earlier repurchased or redeemed by Pandora or converted in accordance with their terms prior to such date. Prior to July 1, 2020, the Notes are convertible at the option of holders only upon the occurrence of specified events or during certain periods as further described in Note 9 "Debt Instruments" in our Annual Report on Form 10-K for the year ended December 31, 2017; thereafter, until the second scheduled trading day prior to maturity, the Notes will be convertible at the option of holders at any time.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The conversion rate for the Notes is initially 60.9050 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $16.42 per share of our common stock, and is subject to adjustment in certain circumstances.

The Notes were separated into debt and equity components and assigned a fair value. The value assigned to the debt component is the estimated fair value as of the issuance date of similar debt without the conversion feature. The difference between the cash proceeds and this estimated fair value represents the value which has been assigned to the equity component and recorded as a debt discount. The debt discount is being amortized using the effective interest method over the period from the date of issuance through the December 1, 2020 maturity date. The valuation of the Notes is further described in Note 9 "Debt Instruments" in our Annual Report on Form 10-K for the year ended December 31, 2017.
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

The following table outlines the effective interest rate, contractually stated interest expense and costs related to the amortization of the discount for the Notes:

	Three months ended March 31,
	2017	2018
	(in thousands except for effective interest rate)
Effective interest rate	10.18%	10.18%
Contractually stated interest expense	$1,514	$1,509
Amortization of discount	$4,886	$5,397

The total estimated fair value of the Notes as of March 31, 2018 was $316.6 million. The fair value was determined using a methodology that combines direct market observations with quantitative pricing models to generate evaluated prices. We consider the fair value of the Notes to be a Level 2 measurement due to the limited trading activity of the Notes.

The closing price of our common stock was $5.03 on March 31, 2018, which was less than the initial conversion price for the Notes of approximately $16.42 per share. As such, the if-converted value of the Notes was less than the principal amount of $345.0 million.

Credit Facility

On December 29, 2017, we entered into a credit facility for an aggregate commitment amount of $200.0 million, with an option to increase the commitment amount by $50.0 million and a maturity date of the earliest of December 29, 2022, 120 days prior to the Notes maturity date of December 1, 2020, provided that the Notes have not been converted into common stock prior to such date or 120 days prior to the Series A redeemable convertible preferred stock ("Series A") redemption date of September 22, 2022, provided that the Series A has not been converted into common stock prior to such date. The amount of borrowings available under the credit facility at any time is limited by our monthly accounts receivable balance at such time. The credit facility is further described in Note 9 "Debt Instruments" in our Annual Report on Form 10-K for the year ended December 31, 2017.

As of March 31, 2018, we had no outstanding borrowings, $1.2 million in letters of credit outstanding and $156.3 million of available borrowing capacity under the credit facility. We are in compliance with all financial covenants associated with the credit facility as of March 31, 2018.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

12.                       Redeemable Convertible Preferred Stock

In June 2017, we entered into an agreement with Sirius XM Radio, Inc. ("Sirius XM") to sell 480,000 shares of Series A for $1,000 per share, with gross proceeds of $480.0 million. The Series A shares were issued in two rounds: an initial closing of 172,500 shares for $172.5 million that occurred on June 9, 2017 upon signing the agreement with Sirius XM, and an additional closing of 307,500 shares for $307.5 million that occurred on September 22, 2017. Total proceeds from the initial and additional closing, net of preferred stock issuance costs of $29.3 million, were $450.7 million.

The voting rights, conversion feature, redemption feature, fundamental changes and recognition of the Series A is further described in Note 10 "Redeemable Convertible Preferred Stock" in our Annual Report on Form 10-K for the year ended December 31, 2017.

As of December 31, 2017 and March 31, 2018, redeemable convertible preferred stock consisted of the following:

	As of December 31,	As of March 31,
	2017	2018
	(in thousands)	(in thousands)
Series A redeemable convertible preferred stock	$480,000	$480,000
Issuance costs	(29,318)	(29,318)
Accretion of issuance costs	29,318	29,318
Stock dividend payable to preferred stockholders	10,849	18,211
Redeemable convertible preferred stock	$490,849	$498,211

13.                       Stock-based Compensation Plans and Awards

Employee Stock-Based Awards

Our 2011 Equity Incentive Plan (the "2011 Plan") provides for the issuance of stock options, restricted stock units and other stock-based awards to our employees. The 2011 Plan is administered by the compensation committee of our board of directors.

Stock options

We measure stock-based compensation expense for stock options at the grant date fair value of the award and recognize expense on a straight-line basis over the requisite service period, which is generally the vesting period. We estimate the fair value of stock options using the Black-Scholes option-pricing model. During the three months ended March 31, 2017 and 2018, we recorded stock-based compensation expense from stock options of approximately $1.9 million and $0.7 million.

The per-share fair value of each stock option was determined on the grant date using the Black-Scholes option pricing model using the following assumptions:

	Three months ended March 31,
	2017	2018
Expected life (in years)	5.93 - 6.05	6.25
Risk-free interest rate	2.03 - 2.18%	2.64%
Expected volatility	61%	60%
Expected dividend yield	0%	0%

Restricted stock units ("RSUs")

The fair value of RSUs is expensed ratably over the vesting period. RSUs typically have an initial annual cliff vest and then vest quarterly thereafter over the service period, which is generally three to four years. During the three months ended

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

March 31, 2017 and 2018, we recorded stock-based compensation expense from RSUs of approximately $25.4 million and $24.7 million.

ESPP

The ESPP allows eligible employees to purchase shares of our common stock through payroll deductions of up to 15% of their eligible compensation. The ESPP provides for six-month offering periods, commencing in February and August of each year.

We estimate the fair value of shares to be issued under the ESPP on the first day of the offering period using the Black-Scholes valuation model. The inputs to the Black-Scholes option pricing model are our stock price on the first date of the offering period, the risk-free interest rate, the estimated volatility of our stock price over the term of the offering period, the expected term of the offering period and the expected dividend rate. Stock-based compensation expense related to the ESPP is recognized on a straight-line basis over the offering period. Forfeitures are recognized as they occur.

The following assumptions for the Black-Scholes option pricing model were used to determine the per-share fair value of shares to be granted under the ESPP:

	Three months ended March 31,
	2017	2018
Expected life (in years)	0.5	0.5
Risk-free interest rate	0.44 - 0.65%	1.13 - 1.83%
Expected volatility	39 - 52%	45 - 57%
Expected dividend yield	0%	0%

During the three months ended March 31, 2017 and 2018, we withheld $2.8 million and $1.4 million in contributions from employees and recognized $0.9 million and $0.8 million of stock-based compensation expense related to the ESPP, respectively. In the three months ended March 31, 2017 and 2018, 547,765 and 795,990 shares of common stock were issued under the ESPP.

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows:

	Three months ended March 31,
	2017	2018
	(in thousands)
Stock-based compensation expense
Cost of revenue—Other	$815	$742
Cost of revenue—Ticketing service	29	—
Product development	7,915	6,417
Sales and marketing	13,496	11,817
General and administrative	7,363	7,460
Total stock-based compensation expense	$29,618	$26,436

14.                       Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Diluted net loss per common share is computed by giving effect to all potential shares of common stock, including stock options, restricted stock units, market stock units, performance-based RSUs, potential ESPP shares and instruments convertible into common stock, to the extent dilutive. For the three months ended March 31, 2017 and 2018, basic net loss per common share was the same as diluted net loss per common share, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of historical basic and diluted net loss per common share:

	Three months ended March 31,
	2017	2018
	(in thousands except per share amounts)
Numerator
Net loss	$(132,267)	$(131,705)
Less: Stock dividend payable and transaction costs	—	7,363
Net loss available to common stockholders	(132,267)	(139,068)
Denominator
Weighted-average basic and diluted common shares	237,515	252,934
Net loss per common share, basic and diluted	$(0.56)	$(0.55)

The following potential common shares outstanding were excluded from the computation of diluted net loss per common share because including them would have been anti-dilutive:

	As of March 31,
	2017	2018
	(in thousands)
Shares issuable upon conversion of preferred stock	—	47,449
Restricted stock units	23,830	17,873
Options to purchase common stock	9,367	6,290
Performance awards*	2,056	1,016
Shares issuable pursuant to the ESPP	604	1,007
Total common stock equivalents	35,857	73,635
*Includes potential common shares outstanding for MSUs and PSUs

On December 9, 2015, we completed an offering of our 1.75% convertible senior notes due 2020. As we have the intention to settle the Notes either partially or wholly in cash, under the treasury stock method, the Notes will generally have a dilutive impact on earnings per share if we are in a net income position for the period and if our average stock price for the period exceeds approximately $16.42 per share of our common stock, the conversion price of the Notes. For the period from the issuance of the offering of the Notes through March 31, 2018, the conversion feature of the Notes was anti-dilutive, as we were in a net loss position for all periods and our average stock price was less than the conversion price.

In connection with the pricing of the Notes, we entered into Capped Call Transactions which increase the effective conversion price of the Notes, and are designed to reduce potential dilution upon conversion of the Notes. Since the beneficial impact of the capped call is anti-dilutive, it is excluded from the calculation of earnings per share. Refer to Note 11 "Debt Instruments" for further details regarding our Notes.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

15.                       Restructuring Charges

Reductions in Force

On January 31, 2018, we announced efforts to prioritize our strategic growth initiatives and optimize overall business performance, including a reduction in force plan ("2018 Reduction in Force") affecting approximately 5% of our employee base. Our Board of Directors approved the plan on January 11, 2018 and affected employees were informed of the plan on January 31, 2018. In the three months ended March 31, 2018, we incurred costs and cash expenditures for the 2018 Reduction in Force totaling $7.5 million, substantially all of which are related to employee severance and benefits costs. These costs are included in the product development, sales and marketing and general and administrative line items of our Condensed Consolidated Statements of Operations. The 2018 Reduction in Force was substantially completed in the three months ended March 31, 2018. The remaining accrued liability for payments related to the reduction in force was not material as of March 31, 2018.

On January 12, 2017, we announced a reduction in force plan ("2017 Reduction in Force") affecting approximately 7% of our U.S. employee base, excluding Ticketfly. In the three months ended March 31, 2017, we incurred approximately $6.0 million of cash expenditures for the 2017 Reduction in Force, substantially all of which were related to employee severance and benefits costs. In the three months ended March 31, 2017, total reduction in force expenses were $5.6 million, which was lower than cash reduction in force costs due to a credit related to non-cash stock-based compensation expense reversals for unvested equity awards. These costs are included in the cost of revenue—other, product development, sales and marketing and general and administrative line items of our Condensed Consolidated Statements of Operations. The 2017 Reduction in Force was completed and all amounts were paid in 2017.

16.                       Income Taxes

On December 22, 2017, the Tax Cut and Jobs Act ("the Act") was signed into law, which enacted significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include, but are not limited to a reduction of the federal corporate income tax rate from 35% to 21%, limiting the interest expense deduction, expensing of cost of acquired qualified property and allowing federal net operating losses generated in taxable years ending after December 31, 2017 to be carried forward indefinitely.

In accordance with ASU 2018-05 and Staff Accounting Bulletin No. 118 ("SAB 118"), we recognized the provisional tax impacts related to the revaluation of net deferred tax assets and the impact of the changes to the limitation on the deductibility of executive compensation, offset with a valuation allowance, during the year ended December 31, 2017. As of March 31, 2018, we have not made any additional measurement period adjustments related to these items. Such adjustments may be necessary in future periods due to, among other things, additional analysis and changes in interpretations and assumptions as applicable and additional regulatory guidance that may be issued. We are continuing to gather information to assess the application of the Act.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act").

This Quarterly Report on Form 10-Q contains "forward-looking statements" that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, plans and objectives of management and economic, competitive and technological trends. In some cases, you can identify forward-looking statements by terms such as "anticipate," "believe," "estimate," "expect," "intend," "may," "might," "plan," "project," "will," "would," "should," "could," "can," "predict," "potential," "continue," "objective," or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Risk Factors" included in this Quarterly

Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. We qualify all of our forward-looking statements by these cautionary statements. These and other factors could cause our results to differ materially from those expressed in this Quarterly Report on Form 10-Q.

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

For the three months ended March 31, 2018, we streamed 4.96 billion hours of content, and as of March 31, 2018, we had 72.3 million active users during the trailing 30-day period and 5.63 million paid subscribers. Since we launched the Pandora service in 2005 our listeners have created over 12 billion stations.

Ad-Supported Radio Service

Our ad-supported service allows listeners to access our music and podcast catalogs and personalized playlist generating system for free across all of our delivery platforms. This service is valued by lean-back listeners, as it uses the Music Genome Project to instantly generate a station that plays music we think that listener will enjoy. Over time, our service has evolved by using data science to further tailor the listener experience based on listener reactions to the content we pick. Listeners also have the ability to add variety to and rename stations, which further allows for the personalization of our service. We recently began offering listeners on our ad-supported service the option to gain temporary access to on-demand listening experience, which includes some features of our Pandora Premium service, in exchange for engaging with an ad, which allows advertisers to more deeply engage with a user and create a positive brand experience. We call this experience Premium Access.

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

A key element of our strategy is to make the Pandora service available in any environment that has internet connectivity. To this end, we make the Pandora service available through a variety of distribution channels. In addition to streaming our service to computers, we have developed Pandora mobile device applications ("apps") for smartphones and mobile operating systems, such as the iPhone and Android and for tablets, including the iPad and Android tablets. We distribute those mobile apps free to listeners via app stores. We have also integrated with thousands of consumer electronic and voice-based devices.

We expect to continue to make enhancements to Pandora Plus and Pandora Premium, which will require engineering effort, as well as other resources. In addition, in connection with the launch and continued operation of these services we have entered into direct license agreements with major and independent record labels, some of which include substantial minimum guarantee payments. In order for Pandora Plus and Pandora Premium to be successful, we will need to attract subscribers to these new service offerings. The market for subscription-based music services, including on-demand services, is intensely competitive, and our ability to realize a return on our investments in these service offerings will depend on our ability to leverage the existing audience of our ad-supported service, our brand awareness and our ability to deliver differentiated subscription services with features and functionality that listeners find attractive. Refer to our discussion of these matters in Item 1A—"Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Events

Acquisition of AdsWizz Inc. ("AdsWizz")

On March 20, 2018, we entered into an agreement to acquire AdsWizz, a leading digital audio ad technology company with a comprehensive digital audio software suite of solutions that connects audio publishers to the advertising community. Pursuant to the agreement, we have agreed to pay $145.0 million in a combination of cash and stock, with a minimum of 50% paid in cash and the remainder to be paid, at our election, in either cash or stock, with the stock conversion based on the dollar-volume-weighted average trading price for Pandora's common stock for 10 trading days prior to the closing. The closing is subject to customary closing conditions and regulatory approval, including the expiration or termination of any waiting periods under applicable antitrust laws. The transaction is expected to close in the quarter ending June 30, 2018. We will include the financial results of AdsWizz in our condensed consolidated financial statements beginning on the date of acquisition.

Cancellation of Convertible Subordinated Promissory Note Receivable ("Convertible Promissory Note")

On March 30, 2018, we amended our Membership Interest Purchase Agreement ("MIPA") with Eventbrite, Inc. ("Eventbrite") which resulted in the cancellation of our Convertible Promissory Note for a cancellation fee of $34.7 million. Upon completion of the cancellation of the Convertible Promissory Note, the remaining unpaid principal and interest balance were forgiven. Refer to Note 9 "Dispositions" in the Notes to the Condensed Consolidated Financial Statements for further details on the cancellation of the Convertible Promissory Note.

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

Content acquisition costs for musical works are negotiated with and paid to performing rights organizations ("PROs") such as the American Society of Composers, Authors and Publishers ("ASCAP"), Broadcast Music, Inc. ("BMI"), SESAC, Inc. ("SESAC") and Global Music Rights and directly to publishing companies. Content acquisition costs for the streaming of musical works on our ad-supported service are calculated such that each copyright holder receives its usage-based and ownership-based share of a royalty pool equal to 21.5% of the content acquisition costs paid by us for sound recordings on our ad-supported service. Content acquisition costs for the streaming of musical works on our subscription services are equal to the rates determined in accordance with the statutory license set forth in 17 U.S.C. §115 ("Section 115").

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

•
Cost of Revenue—Content Acquisition Costs—Subscription Services. We pay content acquisition costs to the copyright owners, performers, songwriters, or their agents, subject to certain exclusions. The majority of our content acquisition costs related to our subscription services are generally driven by direct license agreements with major and independent labels and distributors, PROs and publishers, as discussed above in "Factors Affecting Our Business Model—Content Acquisition Costs". Certain of these license agreements include minimum guarantee payments, some of which are paid in advance.

Given the structure of our license agreements for our subscription services, the majority of our content acquisition costs increase as subscription revenue increases and are subject to minimum guarantee payments. As such, our ability to achieve and sustain profitability and operating leverage on our subscription services depends on our ability to increase our revenue through increased paid subscriptions on terms that maintain an adequate gross margin. Refer to our discussion of these matters in Item 1A—"Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

The table below sets forth our total listener hours for the three months ended March 31, 2017 and 2018.

	Three months ended March 31,
	2017	2018
Service	(in billions)
Advertising	4.38	3.85
Subscription	0.83	1.11
Total	5.21	4.96

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
The table below sets forth our total active users as of March 31, 2017 and 2018.

	As of March 31,
	2017	2018
	(in millions)
Active users—all services	74.7	72.3
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

The table below sets forth our RPM and LPM for our ad-supported service for the three months ended March 31, 2017 and 2018.

	Three months ended March 31,
	2017		2018
	RPM*	LPM	RPM*	LPM
Advertising	$50.87	$33.44	$55.52	$36.35
*The calculation of RPM does not include revenue generated by Ticketfly (divested) or Next Big Sound.

Advertising RPM
For the three months ended March 31, 2018 compared to 2017, the increase in ad RPM was primarily due to an increase in the average price per ad due to new advertising products resulting in improved monetization and partially due to a decrease in listener hours.

Advertising LPM
For the three months ended March 31, 2018 compared to 2017, the increase in ad LPM was primarily due to scheduled increases in rates paid to PROs for our publishing royalties and increased content acquisition costs associated with minimum guarantee accruals related to our direct license agreements with major and independent labels, distributors, PROs and publishers.
Subscription Services—Total

Paid Subscribers

Paid subscribers are defined as the number of distinct users that have current, paid access to our subscription service as of the end of the period. We track paid subscribers because it is a key indicator of the growth of our subscription services.

The below table sets forth our paid subscribers as of December 31, 2017 and March 31, 2018.

	As of March 31,
	2017	2018
	(in millions)
Paid subscribers	4.71	5.63

ARPU and LPU

ARPU is defined as average monthly revenue per paid subscriber on our subscription services. LPU is defined as average monthly licensing costs per paid subscriber on our subscription services. We believe ARPU to be the central top-line indicator for evaluating the results of our monetization efforts on our subscription services. We track LPU because it is a key measure of our ability to manage costs for our subscription services. The below table sets forth our ARPU and LPU for our subscription services for the three months ended March 31, 2017 and 2018.

	Three months ended March 31,
	2017		2018
	ARPU	LPU	ARPU	LPU
Subscription Services	$4.76	$2.96	$6.30	$4.65

Subscription ARPU

For the three months ended March 31, 2018 compared to 2017, the increase in subscription ARPU is primarily due to the increase in subscription revenue related to Pandora Premium, which launched in the second quarter of 2017 at a higher price point than Pandora Plus.
Subscription LPU

For the three months ended March 31, 2018 compared to 2017, the increase in subscription LPU is primarily due to an increase in content acquisition costs associated with Pandora Premium and minimum guarantee accruals related to our direct license agreements with major and independent labels, distributors, PROs and publishers.
Basis of Presentation and Results of Operations

The following table presents our results of operations for the periods indicated as a percentage of total revenue. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three months ended March 31,
	2017	2018
Revenue
Advertising	71%	67%
Subscription and other	21	33
Ticketing service	9	—
Total revenue	100	100
Cost of revenue
Cost of revenue—Content acquisition costs	59	68
Cost of revenue—Other	8	8
Cost of revenue—Ticketing service	6	—
Total cost of revenue	73	77
Gross profit	27	23
Operating expenses
Product development	13	11
Sales and marketing	40	39
General and administrative	14	13
Total operating expenses	66	63
Loss from operations	(39)	(40)
Interest expense	(2)	(2)
Other income, net	—	1
Total other expense, net	(2)	(1)
Loss before provision for income taxes	(42)	(41)
Provision for income taxes	—	—
Net loss	(42)	(41)
Net loss available to common stockholders	(42)%	(44)%

(1) Includes stock-based compensation as follows:
Cost of revenue - Other	0.3%	0.2%
Cost of revenue - Ticketing service	—	—
Product development	2.5	2.0
Sales and marketing	4.3	3.7
General and administrative	2.3	2.3
Note: Amounts may not recalculate due to rounding

Revenue

	Three months ended March 31,
	2017	2018	$ Change
	(in thousands)
Revenue
Advertising	$223,308	$214,568	$(8,740)
Subscription and other	64,878	104,665	39,787
Ticketing service	27,818	—	(27,818)
Total revenue	$316,004	$319,233	$3,229

Advertising revenue

We generate advertising revenue in contracts with customers primarily from audio, display and video advertising. We generate the majority of our advertising revenue through the delivery of advertising impressions sold on a cost per thousand basis (“CPM”). We also offer advertising on other bases such as cost per engagement (“CPE”) and cost per view ("CPV"), under which an advertiser pays us based on the number of times a listener engages with an ad. We generally recognize revenues as these deliveries occur. Our contracts for advertising revenues are typically less than twelve months in duration. For the three months ended March 31, 2017 and 2018, advertising revenue accounted for 71% and 67% of our total revenue. We expect that advertising will comprise a substantial majority of revenue for the foreseeable future.

For the three months ended March 31, 2018 compared to 2017, advertising revenue decreased $8.7 million or 4%, primarily due to a decrease in the number of ads sold, offset by an increase in the average price per ad due to new advertising products resulting in improved monetization.

Subscription and other revenue

Subscription and other revenue is generated primarily through the sale of monthly or annually paid subscriptions to Pandora Plus and Pandora Premium. The enforceable rights in monthly subscription contracts are the monthly service period, whereas the annual subscriptions are cancelable at any time. For monthly subscriptions where there are no cancellation provisions, we recognize revenue on a straight-line basis over the monthly service term. Because of the cancellation clauses for the annual subscriptions, the duration of these contracts is daily, and revenue for these contracts is recognized on a daily ratable basis. Historically, cancellation rates have been immaterial. For the three months ended March 31, 2017 and 2018, subscription and other revenue accounted for 21% and 33% of our total revenue.

For the three months ended March 31, 2018 compared to 2017, subscription and other revenue increased $39.8 million or 61%, primarily due to an increase in the number of subscribers and an increase in the average price per paid subscriber due to the launch and growth of Pandora Premium.

Ticketing service

Ticketing service revenue was generated primarily from service and merchant processing fees generated on ticket sales through the Ticketfly platform. On September 1, 2017, we completed the sale of Ticketfly to Eventbrite. Ticketfly sells tickets to fans for events on behalf of clients and charges a fee per ticket or a percentage of the total convenience charge and order processing fee for its services at the time the ticket for an event is sold. Ticketing service revenue was recorded net of the face value of the ticket at the time of the sale, as Ticketfly generally acts as the agent in these transactions. For the three months ended March 31, 2017, ticketing service revenue accounted for approximately 9% of our total revenue. There was no ticketing service revenue in the three months ended March 31, 2018. Refer to Note 6 "Dispositions" in our Annual Report on Form 10-K for the year ended December 31, 2017 for further details on the Ticketfly disposition.

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

Cost of revenue—Content acquisition costs

	Three months ended March 31,
	2017	2018	$ Change
	(in thousands)
Cost of revenue—Content acquisition costs	$187,420	$217,580	$30,160

Cost of revenue—content acquisition costs primarily consist of licensing fees paid for streaming music or other content to our listeners. We have obtained the rights to stream the majority of sound recordings on our service through direct license agreements, with the costs for such licenses determined according to the terms of each agreement. If we have not entered into a direct license agreement with the copyright owner of a particular sound recording that is streamed on our services, we stream that sound recording pursuant to a statutory license and pay the applicable per play rates set by the CRB. We obtained the rights to the majority of the musical works streamed on our service through direct licensing agreements with PROs or publishers, with the costs for such licenses based on a percentage of the content acquisition costs we paid for sound recordings.

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

For the three months ended March 31, 2018 compared to 2017, content acquisition costs increased $30.2 million or 16% and content acquisition costs as a percentage of total revenue increased from 59% to 68%. The increase is primarily due to an increase in content acquisition costs associated with the growth of Pandora Premium, minimum guarantee accruals related to our direct license agreements with major and independent labels, distributors, PROs and publishers and an increase in rates determined by the Section 115 ruling.

Cost of revenue—Other

	Three months ended March 31,
	2017	2018	$ Change
	(in thousands)
Cost of revenue—Other	$25,532	$26,849	$1,317

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

For the three months ended March 31, 2018 compared to 2017, cost of revenue—other increased $1.3 million or 5%, primarily due to a $3.2 million increase in amortization expense of internal-use software and acquired intangible assets related to the launch of Pandora Premium, offset by a $1.3 million decrease in other costs of ad sales.

Cost of revenue—Ticketing service

	Three months ended March 31,
	2017	2018	$ Change
	(in thousands)
Cost of revenue—Ticketing service	$18,618	$—	$(18,618)

Cost of revenue—ticketing service consisted primarily of ticketing revenue share costs, hosting costs, credit card fees and other cost of revenue and intangible amortization expense. The majority of these costs were related to revenue share costs, which consisted of fees paid to clients for their share of convenience and order processing fees. Intangible amortization expense was related to amortization of developed technology acquired in connection with the Ticketfly acquisition. On September 1, 2017, we completed the sale of Ticketfly to Eventbrite. Refer to Note 6 "Dispositions" in our Annual Report on Form 10-K for the year ended December 31, 2017 for further details on the Ticketfly disposition.

Gross margin

	Three months ended March 31,
	2017	2018	$ Change
	(in thousands)
Gross profit
Total revenue	$316,004	$319,233	$3,229
Total cost of revenue	231,570	244,429	12,859
Gross profit	$84,434	$74,804	$(9,630)
Gross margin	27%	23%

For the three months ended March 31, 2018 compared to 2017, gross margin decreased from 27% to 23%. The decrease is primarily due to an increase in content acquisition costs associated with the growth of Pandora Premium and minimum guarantee accruals related to our direct license agreements with major and independent labels, distributors, PROs and publishers.

Product development

	Three months ended March 31,
	2017	2018	$ Change
	(in thousands)
Product development	$39,588	$35,884	$(3,704)

Product development consists primarily of employee-related costs, including salaries, benefits and severance related to employees in software engineering, music analysis and product management departments, facilities and equipment costs and amortization expense related to acquired intangible assets. We incur product development expenses primarily for improvements to our platform, development of new services and enhancement of existing services, development of new advertising products and development and enhancement of our personalized playlisting system. We have generally expensed product development as incurred. These amounts are offset by costs that we capitalize to develop software for internal use. Certain internal use software development costs are capitalized when specific criteria are met. In such cases, the capitalized amounts are amortized over the useful life of the related application once the application is placed in service.

For the three months ended March 31, 2018 compared to 2017, product development expenses decreased by $3.7 million or 9%, primarily due to a $3.5 million decrease in employee related costs driven by a decrease in average headcount.

Sales and marketing

	Three months ended March 31,
	2017	2018	$ Change
	(in thousands)
Sales and marketing	$125,102	$124,216	$(886)

Sales and marketing consists primarily of employee-related costs, including salaries, commissions, benefits and severance related to employees in sales, sales support, marketing, advertising and industry relations and artist marketing departments and facilities and equipment costs. In addition, sales and marketing expenses include commissions on subscription purchases through mobile app stores ("subscription commissions"), external sales and marketing expenses such as brand marketing, advertising, customer acquisition, direct response and search engine marketing costs, public relations expenses, costs related to music events, agency platform and media measurement expenses and amortization expense related to acquired intangible assets.

For the three months ended March 31, 2018 compared to 2017, sales and marketing expenses decreased $0.9 million or 1%, primarily due to a $7.5 million decrease in employee-related costs driven by a decrease in average headcount, and a $3.6 million decrease in amortization of client signing bonus amortization and intangible assets, due to the sale of Ticketfly. This was offset by a $7.8 million increase in subscription commissions driven by an increase in subscribers as a result of Pandora Premium subscription growth and a $3.0 million increase in external sales and marketing expenses related to our initiative to improve the effectiveness of our marketing and customer acquisition.

General and administrative

	Three months ended March 31,
	2017	2018	$ Change
	(in thousands)
General and administrative	$44,525	$41,631	$(2,894)

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

For the three months ended March 31, 2018 compared to 2017, general and administrative expenses decreased $2.9 million or 6%, primarily due to a $4.3 million decrease in employee-related costs driven by a decrease in average headcount primarily related to efficiency initiatives and the sale of Ticketfly, a $4.0 million decrease in legal fees primarily related to the rate-setting proceedings under Section 115 and a $1.7 million decrease in bad debt expense. This was offset by $4.7 million in costs related to the acquisition of AdsWizz and the 2018 restructuring plan and $2.1 million in loss on sale related to the cancellation of the Convertible Promissory Note.

Interest expense

Interest expense in the three months ended March 31, 2017 and 2018 consists primarily of interest expense on our 1.75% Convertible Senior Notes due 2020 and interest on our credit facility. Refer to Note 11 "Debt Instruments" in the Notes to Condensed Consolidated Financial Statements for further details on our Notes and credit facility.

Provision for income taxes

We have historically been subject to income taxes in the United States and various foreign jurisdictions. If we expand our operations to other foreign locations, we become subject to taxation based on the applicable foreign statutory rates and our effective tax rate could fluctuate accordingly.

Our provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted statutory income tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.

On December 22, 2017, the Tax Cut and Jobs Act was signed into law, which enacted significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include, but are not limited to a reduction of the federal corporate income tax rate from 35% to 21%, limiting the interest expense deduction, expensing of cost of acquired qualified property and allowing net operating losses generated in taxable years ending after December 31, 2017 to be carried forward indefinitely. Refer to Note 16 "Income Taxes" in the Notes to Condensed Consolidated Financial Statements for further details on the impact of the new tax law on our consolidated financial statements.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements and as of March 31, 2018 we had no such arrangements.

Contractual Obligations

There has been no material change in our contractual obligations other than in the ordinary course of business since the year ended December 31, 2017.

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

In addition, expenditures by advertisers tend to be cyclical and discretionary in nature, reflecting overall economic conditions, the economic prospects of specific advertisers or industries, budgeting constraints and buying patterns and a variety of other factors, many of which are outside our control. Also, as we expand our programmatic offering, trends in our revenue may differ from historical results as programmatic revenue is typically non-guaranteed and less predictable compared to more traditional channels of revenue. As a result of these and other factors, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

Liquidity and Capital Resources

As of March 31, 2018, we had cash, cash equivalents and investments totaling $544.4 million, which primarily consisted of cash and money market funds held at major financial institutions and investment-grade corporate debt securities.

Our principal uses of cash during the three months ended March 31, 2018 were funding our operations, as described below, and capital expenditures.

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

Our Indebtedness

Credit Facility

On December 29, 2017, we entered into a credit facility for an aggregate commitment amount of $200.0 million, with an option to increase the commitment amount by $50.0 million and a maturity date of the earliest of December 29, 2022, 120 days prior to the Convertible Senior Notes due 2020 (the "Notes") maturity date of December 1, 2020, provided that the Notes have not been converted into common stock prior to such date or 120 days prior to the Series A redeemable convertible preferred stock ("Series A") redemption date of September 22, 2022, provided that the Series A have not been converted into common stock prior to such date.

As of March 31, 2018, we had no outstanding borrowings, $1.2 million in letters of credit outstanding and $156.3 million of available borrowing capacity under the credit facility. We are in compliance with all financial covenants associated with the credit facility as of March 31, 2018. Refer to Note 11 "Debt Instruments" in the Notes to Consolidated Financial Statements for further details regarding our credit facility.

1.75% Convertible Senior Notes Due 2020

On December 9, 2015, we completed an unregistered Rule 144A offering of $345.0 million aggregate principal amount of our 1.75% Convertible Senior Notes due 2020. The net proceeds from the sale of the Notes were approximately $336.5 million, after deducting the initial purchaser’s fees and other estimated expenses. We used approximately $43.2 million of the net proceeds to pay the cost of the capped call transactions. Refer to Note 11 "Debt Instruments" in the Notes to Condensed Consolidated Financial Statements for further details on our Notes.

Redeemable Convertible Preferred Stock

In June 2017, we entered into an agreement with Sirius XM Radio, Inc. ("Sirius XM") to sell 480,000 shares of Series A redeemable convertible preferred stock ("Series A") for $1,000 per share, with gross proceeds of $480.0 million. The Series A shares were issued in two rounds: an initial closing of 172,500 shares for $172.5 million that occurred on June 9, 2017 upon signing the agreement with Sirius XM, and an additional closing of 307,500 shares for $307.5 million that occurred on September 22, 2017 upon the receipt of antitrust clearance and the completion of other customary closing conditions. Refer to Note 12 "Redeemable Convertible Preferred Stock" in the Notes to Condensed Consolidated Financial Statements for further details on the redeemable convertible preferred stock.

Capital Expenditures

Consistent with previous periods, future capital expenditures will primarily focus on acquiring additional hosting and general corporate infrastructure. Our access to capital is adequate to meet our anticipated capital expenditures for our current plans.

Historical Trends

The following table summarizes our cash flow data for the three months ended March 31, 2017 and 2018.

	Three months ended March 31,
	2017	2018
	(in thousands)
Net cash (used in) provided by operating activities	$(35,934)	$17,399
Net cash provided by (used in) investing activities	1,475	(62,248)
Net cash provided by (used in) financing activities	5,186	(2)

Operating activities

In the three months ended March 31, 2018, net cash provided by operating activities was $17.4 million and primarily consisted of non-cash charges of $46.1 million of which the most significant included $26.4 million in stock-based compensation expense, $13.8 million in depreciation and amortization expense and $5.4 million in amortization of debt discount. Net cash provided by operating activities was primarily driven by a decrease in accounts receivable of $67.2 million, a decrease in prepaid content acquisition costs of $19.8 million, an increase in accrued content acquisition costs of $8.5 million and an increase in deferred revenue of $6.2 million, offset by our net loss of $131.7 million. Net cash provided by operating activities increased by $53.3 million from the three months ended March 31, 2017, primarily due to changes in working capital of $60.7 million, offset by decreases in depreciation and amortization expense of $3.9 million and stock-based compensation expense of $3.2 million.

Investing activities

In the three months ended March 31, 2018, net cash used in investing activities was $62.2 million and included $89.3 million in purchases of investments and $8.9 million of capital expenditures for internal-use software and leasehold improvements and server equipment, offset by $34.7 million in proceeds from the cancellation of the Convertible Promissory

Note. Net cash used in investing activities increased by $63.7 million from the three months ended March 31, 2017, primarily due to the purchase of investments of $89.3 million and a decrease in proceeds from maturities of investments of $10.0 million, offset by net proceeds from the cancellation of the Convertible Promissory Note of $34.7 million.

Financing activities

In the three months ended March 31, 2018, net cash used in financing activities consisted of proceeds from exercise of stock options and the employee stock purchase plan, offset by tax payments from net share settlements of restricted stock units. Net cash used in financing activities increased $5.2 million from the three months ended March 31, 2017 primarily due to a decrease in proceeds from employee stock purchase plan of $2.8 million and a decrease in proceeds from exercise of stock options of $2.1 million.

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

Other than discussed below, there have been no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2017 under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates."

Revenue Recognition

Revenues are recognized when a contract with a customer exists, and the control of the promised services are transferred to our customers, in an amount that reflects the consideration we expect to receive in exchange for those services. Substantially all of our revenues are generated from contracts with customers in the United States.

Gross versus net revenue recognition

We report revenue on a gross or net basis based on management’s assessment of whether we act as a principal or agent in the transaction. To the extent we act as the principal, revenue is reported on a gross basis unless we are unable to determine the amount on a gross basis, in which case we report revenue on a net basis. The determination of whether we act as a principal or an agent in a transaction is based on an evaluation of whether we control the good or service prior to transfer to the customer. We have determined that we act as the principal in all of our revenue streams.

Advertising Revenue

We generate advertising revenue primarily from audio, display and video advertising. We generate the majority of our advertising revenue through the delivery of advertising impressions sold on a CPM. We also offer advertising on other units of measure, CPE and CPV, under which an advertiser pays us based on the number of times a listener engages with an ad.

We determine that a contract exists when we have an agreed-to insertion order, whether by signature or by customary business practice, or a fully executed customer-specific agreement. The duration of our contracts is generally less than one year. Revenue is recognized as performance obligations are satisfied, which generally occurs as ads are delivered. We generally recognize revenue based on delivery information from our campaign trafficking systems. Certain advertising arrangements include performance obligations other than advertising, such as music events. For these performance obligations, revenue is recognized when the customer obtains control of the promised services, such as when a music event occurs.

Certain customers may receive cash-based incentives or rebates, which are accounted for as variable consideration in the determination of the transaction price. We use the expected value method to estimate the value of such variable consideration to include in the transaction price and reflect changes to such estimates in the period in which they occur. The amount of variable consideration included in revenues is limited to the extent that it is probable that the amount will not be subject to a significant reversal when the uncertainty associated with the variable consideration is subsequently resolved.

Certain contracts include added value (“AV”) elements, under which the customer may receive credits for free advertising services in exchange for advertising spend commitments, either based on total contract amount, defined spend tiers or overall commitments across multiple contracts. We have determined that these AV elements represent a material right to the customer, and therefore are treated as distinct performance obligations. We determine an estimated selling price for these items and include them in the allocation of the transaction price of a contract or series of contracts, as applicable. If we are unable to accurately estimate the selling price for these items, our advertising revenue could be misstated and have a material adverse effect on our business, financial condition and results of operations.

Arrangements with multiple performance obligations—Advertising revenue

Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on an analysis of the historical prices charged to customers, or estimate the stand alone selling price using expected cost plus margin.

Subscription and Other Revenue

We generate revenue for our subscription services on both a direct basis and through subscriptions sold through certain third-party mobile device app stores. For subscriptions sold through third-party mobile device app stores, the subscriber executes a click-through agreement with Pandora outlining the terms and conditions between Pandora and the subscriber upon purchase of the subscription. The mobile device app stores promote the Pandora app through their e-store, process payments for subscriptions, and retain a percentage of revenue as a fee. We report this revenue gross of the fee retained by the mobile device app stores, as the subscriber is Pandora’s customer in the contract and controls the service prior to the transfer to the subscriber.

Subscription revenue is a series type performance obligation and is recognized net of sales tax amounts collected from subscribers. The enforceable rights in monthly subscription contracts are the monthly service period, whereas the annual subscriptions are cancelable at any time. Because of the cancellation clauses for the annual subscriptions, the duration of these contracts is daily and are recognized on a daily ratable basis. For monthly subscriptions where there is no cancellation provision, we recognize revenue on a straight-line basis over the monthly service term. Historically, cancellation rates have been immaterial.

Subscription revenue from monthly subscriptions sold indirectly through mobile device app stores may be subject to partners’ refund or cancellation terms. Revenues are recognized net of any adjustments, including refunds and other fees, as reported by the partners.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Fluctuation Risk

There have been no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on this evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The material set forth in Note 6 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before deciding to invest in our common stock, you should carefully consider each of the risk factors associated with the Company's business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. Those risks and the risks described in this Quarterly Report on Form 10-Q, including in the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," could materially harm our business, financial condition, operating results, cash flow and prospects. If that occurs, the trading price of our common stock could decline, and you may lose all or part of your investment.

There have been no material changes to the Risk Factors described under “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-172215	3.1	4/4/2011
3.02	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	001-35198	3.02	7/26/2016
3.03	Amended and Restated Bylaws	10-K	001-35198	3.03	2/26/2018
3.04	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	001-35198	3.1	6/14/2017
10.01*
Amendment No. 1 to Credit Agreement, dated as of December 29, 2017, by and among the Company and Pandora Media California, LLC, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, National Association as joint lead arrangers and joint book runners, dated February 8, 2018

							X
10.02†	2018 Corporate Incentive Plan						X
10.03	Amendment No. 2 to Membership Interest Purchase Agreement, dated as of June 9, 2017 by and among Eventbrite, Inc., Pandora Media, Inc., and Ticketfly, LLC, dated March 30, 2018						X
31.01	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						X
31.02	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						X
32.01	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 8 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

101. INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101. SCH	XBRL Taxonomy Schema Linkbase Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101. DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

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

PANDORA MEDIA, INC.

Date: May 3, 2018	By:	/s/ Naveen Chopra
Naveen Chopra
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)