Form 10-Q
period 2018-06-30
Pandora Media, Inc.
filed 2018-07-31
CIK 1230276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

The number of shares of registrant’s common stock outstanding as of July 27, 2018 was: 266,318,724.

Pandora Media, Inc.

FORM 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Pandora Media, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts) (unaudited)

	As of December 31, 2017	As of June 30, 2018
Assets
Current assets
Cash and cash equivalents	$499,597	$292,996
Short-term investments	1,250	127,791
Accounts receivable, net of allowance of $5,352 at December 31, 2017 and $5,935 at June 30, 2018	336,429	339,592
Prepaid content acquisition costs	55,668	24,379
Prepaid expenses and other current assets	19,220	21,799
Total current assets	912,164	806,557
Convertible promissory note receivable	35,471	—
Property and equipment, net	116,742	110,583
Goodwill	71,243	178,917
Intangible assets, net	19,409	59,863
Other long-term assets	11,293	12,023
Total assets	$1,166,322	$1,167,943
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities
Accounts payable	$14,896	$17,704
Accrued liabilities	34,535	60,047
Accrued content acquisition costs	97,751	125,791
Accrued compensation	47,635	48,184
Deferred revenue	31,464	43,512
Total current liabilities	226,281	295,238
Long-term debt, net	273,014	250,267
Other long-term liabilities	23,500	25,919
Total liabilities	522,795	571,424
Redeemable convertible preferred stock: 480,000 shares issued and outstanding at December 31, 2017 and 480,000 at June 30, 2018	490,849	505,684
Stockholders’ equity
Common stock: 250,867,462 shares issued and outstanding at December 31, 2017 and 266,317,032 at June 30, 2018	25	27
Additional paid-in capital	1,422,221	1,598,905
Accumulated deficit	(1,269,351)	(1,507,874)
Accumulated other comprehensive loss	(217)	(223)
Total stockholders’ equity	152,678	90,835
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,166,322	$1,167,943

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
Revenue
Advertising	$278,204	$271,056	$501,512	$485,624
Subscription and other	68,900	113,738	133,778	218,403
Ticketing service	29,730	—	57,548	—
Total revenue	376,834	384,794	692,838	704,027
Cost of revenue
Cost of revenue—Content acquisition costs	195,875	226,860	383,295	444,440
Cost of revenue—Other	27,440	32,727	52,972	59,576
Cost of revenue—Ticketing service	20,510	—	39,128	—
Total cost of revenue	243,825	259,587	475,395	504,016
Gross profit	133,009	125,207	217,443	200,011
Operating expenses
Product development	41,233	40,351	80,821	76,235
Sales and marketing	145,891	125,375	270,993	249,591
General and administrative	57,954	53,617	102,479	95,248
Goodwill impairment	131,997	—	131,997	—
Contract termination fees	23,467	—	23,467	—
Total operating expenses	400,542	219,343	609,757	421,074
Loss from operations	(267,533)	(94,136)	(392,314)	(221,063)
Interest expense	(7,404)	(6,745)	(14,785)	(14,031)
Other income, net	78	1,767	307	4,349
Total other expense, net	(7,326)	(4,978)	(14,478)	(9,682)
Loss before provision for income taxes	(274,859)	(99,114)	(406,792)	(230,745)
(Provision for) benefit from income taxes	(277)	7,132	(611)	7,058
Net loss	$(275,136)	$(91,982)	$(407,403)	$(223,687)
Net loss available to common stockholders	$(289,664)	$(99,455)	$(421,931)	$(238,523)
Basic and diluted net loss per common share	$(1.20)	$(0.38)	$(1.76)	$(0.93)
Weighted-average basic and diluted common shares	241,320	259,822	239,428	256,397

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
Net loss	$(275,136)	$(91,982)	$(407,403)	$(223,687)
Change in foreign currency translation adjustment	(62)	16	129	2
Change in net unrealized gain (loss) on marketable securities	7	8	42	(8)
Other comprehensive (loss) income	(55)	24	171	(6)
Total comprehensive loss	$(275,191)	$(91,958)	$(407,232)	$(223,693)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands) (unaudited)

	Six months ended June 30,
	2017	2018
Operating activities
Net loss	$(407,403)	$(223,687)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on dispositions	—	2,173
Goodwill impairment	131,997	—
Loss on extinguishment of convertible debt	—	14,600
Depreciation and amortization	35,115	28,062
Stock-based compensation	68,226	53,964
Amortization of premium on investments, net	73	(670)
Accretion of discount on convertible promissory note receivable	—	(534)
Other operating activities	186	231
Amortization of debt discount	9,799	10,418
Interest income	—	(810)
Provision for bad debt	9,274	1,516
Changes in operating assets and liabilities
Accounts receivable	12,594	16,111
Prepaid content acquisition costs	6,441	31,289
Prepaid expenses and other assets	(9,146)	(1,346)
Accounts payable, accrued and other current liabilities	15,072	3,601
Accrued content acquisition costs	(5,475)	28,040
Accrued compensation	(13,191)	1,170
Other long-term liabilities	176	(9,027)
Deferred revenue	4,116	12,047
Reimbursement of cost of leasehold improvements	5,236	894
Net cash used in operating activities	(136,910)	(31,958)
Investing activities
Purchases of property and equipment	(8,541)	(4,990)
Internal-use software costs	(10,894)	(10,578)
Payments related to acquisition, net of cash acquired	—	(66,924)
Purchases of investments	—	(164,586)
Proceeds from maturities of investments	25,274	38,750
Proceeds from cancellation of convertible promissory note receivable	—	34,742
Net cash provided by (used in) investing activities	5,839	(173,586)
Financing activities
Proceeds from issuance of redeemable convertible preferred stock	172,500	—
Payments of issuance costs	(12,625)	(4,516)
Proceeds from employee stock purchase plan	6,146	2,274
Proceeds from exercise of stock options	3,138	423
Tax withholdings related to net share settlements of restricted stock units	—	(477)
Net cash provided by (used in) financing activities	169,159	(2,296)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	292	(18)
Net increase (decrease) in cash, cash equivalents and restricted cash	38,380	(207,858)
Cash, cash equivalents and restricted cash at beginning of period	201,820	500,854
Less: Cash held for sale	(28,101)	—
Cash, cash equivalents and restricted cash at end of period	$212,099	$292,996
Supplemental disclosures of cash flow information
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$1,885	$765
Cash paid during the period for interest	$4,827	$3,464
Accretion of preferred stock issuance costs	$13,935	$—
Stock dividend payable to preferred stockholders	$595	$14,836
Contingent consideration related to acquisition	$—	$5,000
Fair value of shares issued related to acquisition	$—	$72,956
Employee stock purchase plan ("ESPP") purchases	$3,306	$3,381
Reconciliation of cash, cash equivalents and restricted cash as shown in the statements of cash flows
Cash and cash equivalents	$209,581	$292,996
Restricted cash included in other long-term assets line item of Condensed Consolidated Balance Sheets	2,518	—
Total cash, cash equivalents and restricted cash	$212,099	$292,996

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

Certain changes in presentation have been made to conform the prior period presentation to current period reporting. We have shown the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the Condensed Consolidated Statements of Cash Flows.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates are used in several areas including, but not limited to determining accrued content acquisition costs, amortization of minimum guarantees under content acquisition agreements, selling prices for elements sold in arrangements with multiple performance obligations, the allowance for doubtful accounts, the fair value of stock options, the ESPP, the provision for (benefit from) income taxes, fair value of convertible debt, fair value of contingent consideration, fair value of acquired intangible assets and goodwill and the useful lives of acquired intangible assets. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements could be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

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
(unaudited)

Revenue Recognition

Refer to Note 3 "Revenues" in the Notes to Condensed Consolidated Financial Statements for our Revenue Recognition policy.

Business Combinations, Goodwill and Intangible Assets, net

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Additionally, any contingent consideration is recorded at fair value on the acquisition date and classified as a liability. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets and contingent consideration. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

We test goodwill and intangible assets with indefinite useful lives for impairment at least annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired. We perform our annual goodwill and intangible asset impairment tests in the fourth quarter of each year.

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

Convertible Senior Notes due 2020 ("2020 Notes")

We allocate the principal amount of our 2020 Notes between the liability and equity components. The value assigned to the debt components of the 2020 Notes is the estimated fair value as of the issuance date of similar debt without the conversion feature. The difference between the cash proceeds and this estimated fair value represents the value which has been assigned to the equity component. The equity component is recorded to additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the Notes over the carrying amount of the liability component is recorded as a debt discount, and is being amortized to interest expense using the effective interest method through the December 1, 2020 maturity date. We allocate the total amount of transaction costs incurred to the liability and equity components.

Convertible Senior Notes due 2023 ("2023 Notes")

We allocate the principal amount of our 2023 Notes between the liability and equity components. The value assigned to the debt components of the 2023 Notes is the estimated fair value as of the issuance date of similar debt without the conversion feature. The difference between the fair value of the total instrument and this estimated fair value of the debt component represents the value which has been assigned to the equity component. The equity component is recorded to additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the Notes over the carrying amount of the liability component is recorded as a debt discount, and is being amortized t

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

o interest expense using the effective interest method through the December 1, 2023 maturity date. We allocate the total amount of transaction costs incurred to the liability and equity components.

Concentration of Credit Risk

For the three and six months ended June 30, 2017 and 2018, we had no customers that accounted for more than 10% of our total revenue. As of December 31, 2017 and June 30, 2018, we had no customers that accounted for more than 10% of our total accounts receivable.

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

In June 2018, the FASB issued Accounting Standards Update No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"), which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under ASU 2018-07, certain guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within that fiscal year, although early adoption is permitted. As we do not have material nonemployee awards, we do not expect the adoption of ASU 2018-07 to have a material impact on our condensed consolidated financial statements.

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. We adopted this guidance effective January 1, 2018, using the retrospective transition approach for all periods presented. The adoption of ASU 2016-15 did not have a material impact on our condensed consolidated financial statements.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash ("ASU 2016-18"). ASU 2016-18 requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The guidance is effective retrospectively for fiscal years beginning after December 15, 2017, and interim periods within that fiscal year. We adopted this guidance effective January 1, 2018, using the retrospective transition approach for all periods presented. The adoption of ASU 2016-18 did not have a material impact on our condensed consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01). ASU 2017-01 revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is considered a business. We adopted this guidance effective January 1, 2018, using the prospective approach. The adoption of ASU 2017-01 did not have a material impact on our condensed consolidated financial statements.

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

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

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

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Contract Assets and Liabilities

We record those services which we have delivered and have a right to invoice as a contract asset. We record any payments which are received or due in advance of our performance, and where a contract exists, as contract liabilities. The increase in the deferred revenue balance as of  June 30, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $27.0 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2017.

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

4.                        Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments consisted of the following:

	As of December 31, 2017	As of June 30, 2018
	(in thousands)
Cash and cash equivalents
Cash	$146,294	$169,324
Money market funds	353,303	75,223
Commercial paper	—	38,442
Corporate debt securities	—	10,007
Total cash and cash equivalents	$499,597	$292,996
Short-term investments
Commercial paper	$—	$111,164
Corporate debt securities	1,250	16,627
Total short-term investments	$1,250	$127,791
Cash, cash equivalents and investments	$500,847	$420,787

Our short-term investments have maturities of twelve months or less and are classified as available-for-sale.

The following table summarizes our available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of June 30, 2018. As of December 31, 2017, the adjusted cost and fair value by significant investment category are the same.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	As of June 30, 2018
	Adjusted Cost	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$75,223	$—	$75,223
Commercial paper	149,606	—	149,606
Corporate debt securities	26,642	(8)	26,634
Total cash equivalents and marketable securities	$251,471	$(8)	$251,463

All of our investments have maturities of twelve months or less as of December 31, 2017 and June 30, 2018.

We had no securities that had been in a continuous unrealized loss position for greater than 12 months as of December 31, 2017 and June 30, 2018.

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

The unrealized losses on our available-for-sale securities as of June 30, 2018 were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. As of June 30, 2018, we owned nine securities that were in an unrealized loss position. Based on our cash flow needs, we may be required to sell a portion of these securities prior to maturity. However, we expect to recover the full carrying value of these securities. As a result, no portion of the unrealized losses at June 30, 2018 is deemed to be other-than-temporary, and the unrealized losses are not deemed to be credit losses. When evaluating investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. During the three and six months ended June 30, 2018, we did not recognize any impairment charges. There were no sales of available-for-sale securities during the three and six months ended June 30, 2018.

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

The following fair value hierarchy tables categorize information regarding our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and June 30, 2018:

	As of December 31, 2017
	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(in thousands)
Assets
Money market funds	$353,303	$—	$353,303
Corporate debt securities	—	1,250	1,250
Total assets measured at fair value	$353,303	$1,250	$354,553

	As of June 30, 2018
	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(in thousands)
Assets
Money market funds	$75,223	$—	$75,223
Commercial paper	—	149,606	149,606
Corporate debt securities	—	26,634	26,634
Total assets measured at fair value	$75,223	$176,240	$251,463

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

As of December 31, 2017 and June 30, 2018, we held no Level 3 assets or liabilities measured on a recurring basis. The fair value of our convertible subordinated promissory note receivable ("Convertible Promissory Note") was calculated on a nonrecurring basis as of September 1, 2017 and was classified as a Level 3 measurement within the fair value hierarchy as of December 31, 2017. The Convertible Promissory Note was canceled on March 30, 2018. Refer to Note 10 "Convertible Promissory Note Receivable" in the Notes to Condensed Consolidated Financial Statements for further details on the cancellation of the Convertible Promissory Note.

The fair value of our 2023 Notes was calculated on a nonrecurring basis as of May 24, 2018. Refer to Note 11, "Debt Instruments", in the Notes to Condensed Consolidated Financial Statements for the carrying amount and estimated fair value of our 2023 Notes and 2020 Notes (collectively the "Notes"), which are not recorded at fair value as of June 30, 2018.

6.                       Commitments and Contingencies

Minimum Guarantees and Other Provisions—Content Acquisition Costs

Certain of our content acquisition agreements contain minimum guarantees, and require that we make upfront minimum guarantee payments. During the three and six months ended June 30, 2018, we prepaid $102.8 million and $172.8 million in content acquisition costs related to minimum guarantees. As of June 30, 2018, we have future minimum guarantee commitments of $237.2 million, of which $226.2 million will be paid in 2018 and the remainder will be paid thereafter. On a quarterly basis, we record the greater of the cumulative actual content acquisition costs incurred or the cumulative minimum guarantee based on forecasted usage for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasted usage, considers factors such as listening hours, revenue, subscribers and other terms of each agreement that impact our expected attainment or recoupment of the minimum guarantees based on the relative attribution method.

Several of our content acquisition agreements also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if triggered, could cause our payments under those agreements to escalate. In addition, record labels, publishers and performing rights organizations ("PROs") with whom we have entered into direct license agreements have the right to audit our content acquisition payments, and any such audit could result in disputes over whether we have paid the proper content acquisition costs. However, as of June 30, 2018, we do not believe it is probable that these provisions of our agreements discussed above will, individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Pre-1972 copyright litigation

On October 2, 2014, Flo & Eddie Inc. filed a class action suit against Pandora Media Inc. in the federal district court for the Central District of California. The complaint alleges misappropriation and conversion in connection with the public performance of sound recordings recorded prior to February 15, 1972. On December 19, 2014, Pandora filed a motion to strike the complaint pursuant to California’s Anti-Strategic Lawsuit Against Public Participation ("Anti-SLAPP") statute, which was appealed to the Ninth Circuit Court of Appeals. The district court litigation is currently stayed pending the Ninth Circuit’s decision. On December 8, 2016, the Ninth Circuit heard oral arguments on the Anti-SLAPP motion. On March 15, 2017, the

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Ninth Circuit requested certification to the California Supreme Court on the substantive legal questions. The California Supreme Court has accepted certification and has received all written briefing on the case, but has not yet scheduled oral argument.

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

On March 1, 2018, Gusto Records, Inc. filed a suit against the Company alleging claims similar to that of Flo & Eddie, Inc. v. Pandora Media Inc. On July 20, 2018, Gusto Records filed an action to dismiss the case without prejudice pursuant to a tolling agreement between the parties.

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

7.                      Business Combination

On May 25, 2018, we completed the acquisition of AdsWizz Inc. ("AdsWizz"), a leading digital audio ad technology company with a comprehensive digital audio software suite of solutions that connects audio publishers to the advertising community, for an aggregate purchase price of $146.6 million in a combination of cash and common stock. Cash paid was $73.7 million and 9,588,312 shares of the Company's common stock were issued. The purchase price includes a contingent consideration of $5.0 million, measured at its fair value, which is dependent on achievement of certain business milestones. In addition to the purchase price, unvested options of AdsWizz were converted into unvested options to acquire our common stock.

Upon acquisition, AdsWizz became a wholly owned subsidiary of Pandora. The acquisition was accounted for as a business combination, and the financial results of AdsWizz are included in our consolidated financial statements from the date of acquisition. Pro forma results of operations related to the acquisition have not been presented because it is not material to our consolidated statements of operations.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table summarizes the allocation of estimated fair values of the net assets acquired during the three months ended June 30, 2018, including the related estimated useful lives, where applicable:

	Estimated fair value	Estimated useful life in years
	(in thousands)
Finite-lived intangible assets
Developed technology	$32,000	4
Customer relationships	12,000	4
Trade name	600	4
Total finite-lived intangible assets	$44,600
Tangible assets acquired, net	1,581
Deferred tax liabilities	(7,216)
Net assets acquired	$38,965
Goodwill	107,673
Total fair value consideration	$146,638

The fair value of assets acquired and liabilities assumed from our acquisition of AdsWizz was based on a preliminary valuation and our estimates and assumptions are subject to change. We will recognize any subsequent adjustments to the purchase price prospectively in the period in which the adjustments are determined. A portion of the purchase price is held in escrow and may be recovered from this escrow amount.

Goodwill generated from the AdsWizz acquisition is primarily attributable to expected synergies from future growth and strategic advances in the digital audio ad technology industry. Goodwill generated during the period is not deductible for tax purposes.

8.                       Goodwill and Intangible Assets

During the three and six months ended June 30, 2018, we completed the acquisition of AdsWizz. The changes in the carrying amount of goodwill for the six months ended June 30, 2018, are as follows:

6/30/2018
(in thousands)
Balance as of December 31, 2017	$71,243
Goodwill related to acquisition of AdsWizz	107,674
Balance as of June 30, 2018	$178,917

The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangible assets:

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	As of December 31, 2017			As of June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)			(in thousands)
Finite-lived intangible assets
Patents	$8,030	$(3,289)	$4,741	$8,030	$(3,655)	$4,375
Developed technology	27,950	(13,608)	14,342	59,950	(16,908)	43,042
Customer relationships	940	(940)	—	12,940	(1,238)	11,702
Trade names	1,320	(994)	326	1,920	(1,175)	745
Total finite-lived intangible assets	$38,240	$(18,831)	$19,409	$82,840	$(22,976)	$59,864
Note: Amounts may not recalculate due to rounding

Amortization expense of intangible assets was $4.1 million and $2.6 million for the three months ended June 30, 2017 and 2018. Amortization expense of intangible assets was $9.3 million and $4.1 million for the six months ended June 30, 2017 and 2018.

The following is a schedule of future amortization expense related to finite-lived intangible assets as of June 30, 2018.

As of June 30, 2018
(in thousands)
Remainder of 2018	$8,605
2019	16,696
2020	16,401
2021	11,877
2022	5,193
Thereafter	1,092
Total future amortization expense	$59,864

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

In the six months ended June 30, 2018, we recognized a loss on sale of $2.1 million related to the cancellation of the Convertible Promissory Note. The loss is included in the general and administrative line item of our Condensed Consolidated Statements of Operations and was based on the cancellation fee of $34.7 million.

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

(in thousands except for effective interest rate)
Effective interest rate	14.73%
Contractually stated interest income	$1,892
Amortization of discount	$1,221

11.                       Debt Instruments

Long-term debt, net consisted of the following:

	As of December 31,	As of June 30,
	2017	2018
	(in thousands)
1.75% convertible senior notes due 2020	$345,000	$152,100
1.75% convertible senior notes due 2023	—	192,900
Unamortized discount and deferred issuance costs	(71,986)	(94,733)
Long-term debt, net	$273,014	$250,267

Convertible Debt Offering Due 2020

On December 9, 2015, we completed an unregistered Rule 144A offering for the issuance of $345.0 million aggregate principal amount of our 1.75% 2020 Notes. In connection with the issuance of the 2020 Notes, we entered into capped call transactions with the initial purchaser of the 2020 Notes and an additional financial institution ("Capped Call Transactions").

The net proceeds from the sale of the 2020 Notes were approximately $336.5 million, after deducting the initial purchasers' fees and other estimated expenses. We used approximately $43.2 million of the net proceeds to pay the cost of the Capped Call Transactions.
On May 24, 2018, we exchanged $192.9 million in aggregate principal of the 2020 Notes for new 2023 Notes. As a result of the transaction, $192.9 million in aggregate principal of the 2020 Notes was extinguished. The extinguishment resulted in the derecognition of the carrying value of the debt, including the debt discount, of $157.4 million. We recognized a loss on exchange of $14.6 million based on the difference between the carrying value of the exchanged notes and the portion of the consideration allocated to the fair value of the new notes. The loss is included in the general and administrative line item of our

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Condensed Consolidated Statements of Operations. The carrying value of the existing 2020 notes as of June 30, 2018 is $152.1 million and will continue to accrete to par using the same effective interest rate when the transaction was executed.

The 2020 Notes are unsecured, senior obligations of Pandora, and interest is payable semi-annually at a rate of 1.75% per annum. The 2020 Notes will mature on December 1, 2020, unless earlier repurchased or redeemed by Pandora or converted in accordance with their terms prior to such date. Prior to July 1, 2020, the 2020 Notes are convertible at the option of holders only upon the occurrence of specified events or during certain periods as further described in Note 9 "Debt Instruments" in our Annual Report on Form 10-K for the year ended December 31, 2017; thereafter, until the second scheduled trading day prior to maturity, the 2020 Notes will be convertible at the option of holders at any time.

The conversion rate for the 2020 Notes is initially 60.9050 shares of common stock per $1,000 principal amount of the 2020 Notes, which is equivalent to an initial conversion price of approximately $16.42 per share of our common stock, and is subject to adjustment in certain circumstances.

The 2020 Notes were separated into debt and equity components and assigned a fair value. The value assigned to the debt component is the estimated fair value as of the issuance date of similar debt without the conversion feature. The difference between the cash proceeds and this estimated fair value represents the value which has been assigned to the equity component and recorded as a debt discount. The debt discount is being amortized using the effective interest method over the period from the date of issuance through the December 1, 2020 maturity date. The valuation of the 2020 Notes is further described in Note 9 "Debt Instruments" in our Annual Report on Form 10-K for the year ended December 31, 2017.
The initial debt component of the 2020 Notes was valued at $233.5 million, based on the contractual cash flows discounted at an appropriate market rate for non-convertible debt at the date of issuance. The carrying value of the permanent equity component reported in additional paid-in-capital was initially valued at $103.0 million, which is net of $2.6 million of fees and expenses allocated to the equity component.

Convertible Debt Offering Due 2023

On May 24, 2018, we completed an exchange of $192.9 million in aggregate principal of the 2020 notes in separate transactions with the note holders. Pursuant to the exchange, the note holders received $192.9 million in aggregate principal of the new 1.75% 2023 Notes.

The 2023 Notes are unsecured, senior obligations of Pandora, and interest is payable semi-annually at a rate of 1.75% per annum. The 2023 Notes will mature on December 1, 2023, unless earlier repurchased or redeemed by Pandora or converted in accordance with their terms prior to such date. Prior to July 1, 2023, the 2023 Notes are convertible at the option of holders only upon the occurrence of specified events or during certain periods as further described below; thereafter, until the second scheduled trading day prior to maturity, the 2023 Notes will be convertible at the option of holders at any time.

The conversion rate for the 2023 Notes is initially 104.4778 shares of common stock per $1,000 principal amount of the 2023 Notes, which is equivalent to an initial conversion price of approximately $9.57 per share of our common stock, and is subject to adjustment in certain circumstances.

We will not have the right to redeem the 2023 Notes prior to December 5, 2021. We may redeem all or any portion of the 2023 Notes for cash at our option on or after December 5, 2021 if the last reported sale price of our common stock is at least 130% of the conversion price then in effect for at least 20 trading days, whether or not consecutive, during any 30 consecutive trading day period, including the last trading day of such period, ending on, and including, any of the five trading days immediately preceding the date on which we provide notice of redemption. Any optional redemption of the 2023 Notes will be at a redemption price equal to 100% of the principal amount of the 2023 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. We have the right to settle the 2023 Notes in cash, shares or a combination thereof. The maximum number of shares of common stock the 2023 Notes are convertible into is approximately 27.2 million, and is subject to adjustment under certain circumstances.

The 2023 Notes will be convertible at the option of holders only under the following circumstances:

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

•
Prior to the close of business on the business day immediately preceding July 1, 2023, during any calendar quarter commencing after the calendar quarter ended on September 30, 2018 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive), during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•
Prior to the close of business on the business day immediately preceding July 1, 2023, during the five business day period after any ten consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of 2023 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day;

•	Prior to the business day immediately preceding July 1, 2023, upon the occurrence of specified corporate events; or

•	At any time on or after July 1, 2023 until the close of business on the second scheduled trading day immediately preceding the December 1, 2023 maturity date.

Upon the occurrence of a make-whole fundamental change or if we call all or any portion of the 2023 Notes for redemption prior to July 1, 2023, we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2023 Notes in connection with such make-whole fundamental change or during the related redemption period.

The 2023 Notes were separated into debt and equity components and assigned a fair value. The value assigned to the debt component is the estimated fair value as of the issuance date of similar debt without the conversion feature. The initial debt component of the 2023 Notes was valued at $124.3 million, which is net of $3.2 million of fees and expenses allocated to the debt component. The difference between the fair value of the total instrument and this estimated fair value of the debt component represents the value which has been assigned to the equity component. The fair value of the equity component reported in additional paid-in-capital is $67.3 million, which is net of $1.7 million of fees and expenses allocated to the equity component. The difference between the principal exchanged, which is par value or $192.9 million, and the estimated fair value of the new debt represents the amount recorded as a debt discount. The debt discount is being amortized using the effective interest method over the period from the date of issuance through the December 1, 2023 maturity date.

The following tables outlines the effective interest rate, contractually stated interest expense and costs related to the amortization of the discount for the Notes:

	Three months ended June 30,
	2017	2018	2017	2018
	2020 Notes		2023 Notes
	(in thousands except for effective interest rate)
Effective interest rate	10.18%	10.18%	N/A	10.38%
Contractually stated interest expense	$1,493	$1,119	N/A	$347
Amortization of discount	$4,912	$4,043	N/A	$979

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	Six months ended June 30,
	2017	2018	2017	2018
	2020 Notes		2023 Notes
	(in thousands except for effective interest rate)
Effective interest rate	10.18%	10.18%	N/A	10.38%
Contractually stated interest expense	$3,002	$2,629	N/A	$347
Amortization of discount	$9,799	$9,438	N/A	$979

The total estimated fair value of the 2020 Notes and 2023 Notes as of June 30, 2018 was $145.7 million and $208.1 million. The fair value was determined using a methodology that combines direct market observations with quantitative pricing models to generate evaluated prices. We consider the fair value of the Notes to be a Level 2 measurement due to the limited trading activity of the Notes.

The closing price of our common stock was $7.88 on June 30, 2018, which was less than the initial conversion price for the 2020 Notes and 2023 Notes of approximately $16.42 and $9.57 per share. As such, the if-converted values of the 2020 Notes and 2023 Notes were less than the principal amounts of $152.1 million and $192.9 million.

Credit Facility

On December 29, 2017, we entered into a credit facility for an aggregate commitment amount of $200.0 million, with an option to increase the commitment amount by $50.0 million and a maturity date of the earliest of December 29, 2022; 120 days prior to the 2020 Notes maturity date of December 1, 2020, provided that the 2020 Notes have not been converted into common stock prior to such date; or 120 days prior to the Series A redeemable convertible preferred stock ("Series A") redemption date of September 22, 2022, provided that the Series A has not been converted into common stock prior to such date. The amount of borrowings available under the credit facility at any time is limited by our monthly accounts receivable balance at such time. The credit facility is further described in Note 9 "Debt Instruments" in our Annual Report on Form 10-K for the year ended December 31, 2017.

As of June 30, 2018, we had no outstanding borrowings, $1.4 million in letters of credit outstanding and $193.5 million of available borrowing capacity under the credit facility. We are in compliance with all financial covenants associated with the credit facility as of June 30, 2018.

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

As of December 31, 2017 and June 30, 2018, redeemable convertible preferred stock consisted of the following:

	As of December 31,	As of June 30,
	2017	2018
	(in thousands)	(in thousands)
Series A redeemable convertible preferred stock	$480,000	$480,000
Issuance costs	(29,318)	(29,318)
Accretion of issuance costs	29,318	29,318
Stock dividend payable to preferred stockholders	10,849	25,684
Redeemable convertible preferred stock	$490,849	$505,684

13.                       Stock-based Compensation Plans and Awards

Employee Stock-Based Awards

Our 2011 Equity Incentive Plan (the "2011 Plan") provides for the issuance of stock options, restricted stock units and other stock-based awards to our employees. The 2011 Plan is administered by the compensation committee of our board of directors.

Stock options

We measure stock-based compensation expense for stock options at the grant date fair value of the award and recognize expense on a straight-line basis over the requisite service period, which is generally the vesting period. We estimate the fair value of stock options using the Black-Scholes option-pricing model. During the three months ended June 30, 2017 and 2018, we recorded stock-based compensation expense from stock options of approximately $4.0 million and $1.4 million. During the six months ended June 30, 2017 and 2018, we recorded stock-based compensation expense from stock options of approximately $5.9 million and $2.1 million.

The per-share fair value of each stock option was determined on the grant date using the Black-Scholes option pricing model using the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
Expected life (in years)	6.00	2.05 - 5.95	5.93 - 6.05	2.05 - 6.25
Risk-free interest rate	1.92%	2.49 - 2.79%	1.92 - 2.18%	2.49 - 2.79%
Expected volatility	61%	58%	61%	58 - 60%
Expected dividend yield	0%	0%	0%	0%

Restricted stock units ("RSUs")

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The fair value of RSUs is expensed ratably over the vesting period. RSUs typically have an initial annual cliff vest and then vest quarterly thereafter over the service period, which is generally three to four years. During the three months ended June 30, 2017 and 2018, we recorded stock-based compensation expense from RSUs of approximately $33.4 million and $25.2 million. During the six months ended June 30, 2017 and 2018, we recorded stock-based compensation expense from RSUs of approximately $58.8 million and $49.9 million.

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

The following assumptions for the Black-Scholes option pricing model were used to determine the per-share fair value of shares to be granted under the ESPP:

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
Expected life (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	0.65%	1.83%	0.44 - 0.65%	1.13-1.83%
Expected volatility	39%	57%	39 - 52%	45-57%
Expected dividend yield	0%	0%	0%	0%

During the three months ended June 30, 2017 and 2018, we withheld $3.3 million and $2.2 million in contributions from employees and recognized $1.0 million and $0.8 million of stock-based compensation expense related to the ESPP, respectively. During the six months ended June 30, 2017 and 2018, we withheld $6.1 million and $3.6 million in contributions from employees and recognized $1.9 million and $1.6 million of stock-based compensation expense related to the ESPP, respectively. In the six months ended June 30, 2017 and 2018, 547,765 and 795,990 shares of common stock were issued under the ESPP. There were no shares of common stock issued under the ESPP in the three months ended June 30, 2017 and 2018.

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows:

	Three months ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
	(in thousands)		(in thousands)
Stock-based compensation expense
Cost of revenue—Other	$814	$800	$1,629	$1,542
Cost of revenue—Ticketing service	34	—	63	—
Product development	9,422	8,028	17,337	14,445
Sales and marketing	15,102	11,092	28,598	22,909
General and administrative	13,236	7,608	20,599	15,068
Total stock-based compensation expense	$38,608	$27,528	$68,226	$53,964

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

14.                       Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed by giving effect to all potential shares of common stock, including stock options, restricted stock units, market stock units, performance-based RSUs, potential ESPP shares and instruments convertible into common stock, to the extent dilutive. For the three and six months ended June 30, 2017 and 2018, basic net loss per common share was the same as diluted net loss per common share, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of historical basic and diluted net loss per common share:

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
	(in thousands except per share amounts)
Numerator
Net loss	$(275,136)	$(91,982)	$(407,403)	$(223,687)
Less: Stock dividend payable and transaction costs	14,528	7,473	14,528	14,836
Net loss available to common stockholders	(289,664)	(99,455)	(421,931)	(238,523)
Denominator
Weighted-average basic and diluted common shares	241,320	259,822	239,428	256,397
Net loss per common share, basic and diluted	$(1.20)	$(0.38)	$(1.76)	$(0.93)

The following potential common shares outstanding were excluded from the computation of diluted net loss per common share because including them would have been anti-dilutive:

	As of June 30,
	2017	2018
	(in thousands)
Shares issuable upon conversion of preferred stock	16,488	48,163
Restricted stock units	21,739	27,461
Shares issuable upon conversion of 2023 Notes	—	20,154
Options to purchase common stock	9,384	6,541
Performance awards*	1,993	1,016
Shares issuable pursuant to the ESPP	589	988
Total common stock equivalents	50,193	104,323
*Includes potential common shares outstanding for MSUs and PSUs

On December 9, 2015, we completed an offering of our 1.75% convertible senior notes due 2020. As we have the intention to settle the 2020 Notes either partially or wholly in cash, under the treasury stock method, the 2020 Notes will generally have a dilutive impact on earnings per share if we are in a net income position for the period and if our average stock price for the period exceeds approximately $16.42 per share of our common stock, the conversion price of the 2020 Notes. For the period from the issuance of the offering of the 2020 Notes through June 30, 2018, the conversion feature of the 2020 Notes was anti-dilutive, as we were in a net loss position for all periods and our average stock price was less than the conversion price.

In connection with the pricing of the 2020 Notes, we entered into Capped Call Transactions which increase the effective conversion price of the 2020 Notes, and are designed to reduce potential dilution upon conversion of the 2020 Notes. Since the

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

beneficial impact of the capped call is anti-dilutive, it is excluded from the calculation of earnings per share. Refer to Note 11 "Debt Instruments" for further details regarding our 2020 Notes.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

15.                       Restructuring Charges

Reductions in Force

On January 31, 2018, we announced efforts to prioritize our strategic growth initiatives and optimize overall business performance, including a reduction in force plan ("2018 Reduction in Force") affecting approximately 5% of our employee base. Our Board of Directors approved the plan on January 11, 2018 and affected employees were informed of the plan on January 31, 2018. In the six months ended June 30, 2018, we incurred costs and cash expenditures for the 2018 Reduction in Force totaling $7.6 million, substantially all of which are related to employee severance and benefits costs. These costs are included in the product development, sales and marketing and general and administrative line items of our Condensed Consolidated Statements of Operations. The 2018 Reduction in Force was completed and all amounts were paid in the six months ended June 30, 2018.

On January 12, 2017, we announced a reduction in force plan ("2017 Reduction in Force") affecting approximately 7% of our U.S. employee base, excluding Ticketfly. In the six months ended June 30, 2017, we incurred approximately $6.0 million of cash expenditures for the 2017 Reduction in Force, substantially all of which were related to employee severance and benefits costs. In the six months ended June 30, 2017, total reduction in force expenses were $5.6 million, which was lower than cash reduction in force costs due to a credit related to non-cash stock-based compensation expense reversals for unvested equity awards. These costs are included in the cost of revenue—other, product development, sales and marketing and general and administrative line items of our Condensed Consolidated Statements of Operations. The 2017 Reduction in Force was completed and all amounts were paid in 2017.

16.                       Income Taxes

Tax Cut and Jobs Act (the "Act")

On December 22, 2017, the Act was signed into law, which enacted significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include, but are not limited to a reduction of the federal corporate income tax rate from 35% to 21%, limiting the interest expense deduction, expensing of cost of acquired qualified property and allowing federal net operating losses generated in taxable years ending after December 31, 2017 to be carried forward indefinitely.

In accordance with ASU 2018-05 and Staff Accounting Bulletin No. 118 ("SAB 118"), we recognized the provisional tax impacts related to the revaluation of net deferred tax assets and the impact of the changes to the limitation on the deductibility of executive compensation, offset with a valuation allowance, during the year ended December 31, 2017. As of June 30, 2018, we have not made any additional measurement period adjustments related to these items. Such adjustments may be necessary in future periods due to, among other things, additional analysis and changes in interpretations and assumptions as applicable and additional regulatory guidance that may be issued. We are continuing to gather information to assess the application of the Act.

Acquisition of AdsWizz

As a result of the acquisition of AdsWizz, deferred tax liabilities were established for the book-tax basis difference primarily related to acquired intangible assets. The net deferred tax liabilities provided an additional source of income to support the realizability of pre-existing deferred tax assets. As a result, during the three and six months ended June 30, 2018, we released $7.2 million of our valuation allowance and recorded an income tax benefit. Refer to Note 7 "Business Acquisitions" in the Notes to the Condensed Consolidated Financial Statements for further details on the acquisition of AdsWizz.

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

Overview

Pandora—Streaming Radio and On-Demand Music Services

Pandora is the world's most powerful music discovery platform, offering a personalized experience for each of our listeners wherever and whenever they want to listen to music—whether through mobile devices, car speakers or connected devices in the home. Unlike traditional radio that broadcasts the same content at the same time to all of their listeners, we enable our listeners to create personalized stations and playlists, as well as search and play songs and albums on-demand. The Music Genome Project and our content programming algorithms power our ability to predict listener music preferences, play music content suited to the tastes of each individual listener and introduce listeners to the music we think they will love. The Music Genome Project is a database of over 1.5 million uniquely analyzed songs from over 250 thousand artists, spanning over 670 genres and sub-genres, which our team of trained musicologists has developed one song at a time by evaluating and cataloging each song’s particular attributes. The Music Genome Project database is a subset of our full catalog available to be played. Over time, our service has evolved by using data science to develop playlisting algorithms that further tailor the listener experience based on individual listener and broader audience reactions to the recordings we pick. With billions of data points collected from our listeners, we are able to use listeners' feedback to fuel our ability to choose exactly the right song for our users. Founded by musicians, Pandora also empowers artists with valuable data and tools to help grow their audience and connect with their fans.

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

For the three months ended June 30, 2018, we streamed 5.09 billion hours of content, and as of June 30, 2018, we had 71.4 million active users during the trailing 30-day period and 5.98 million paid subscribers. Since we launched the Pandora service in 2005 our listeners have created over 13 billion stations.

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

Recent Events

Convertible Debt Exchange

On May 24, 2018 we exchanged $192.9 million in aggregate principal of the Convertible Senior Notes due 2020 (the "2020 Notes") for new Convertible Senior Notes due 2023 (the "2023 Notes") (collectively the "Notes"). Pursuant to the exchange, the note holders received $192.9 million in aggregate principal of the new 1.75% 2023 Notes. The exchange qualified as an extinguishment of the original notes. The extinguishment resulted in the derecognition of the carrying value of the debt, including the debt discount. We recognized a loss on exchange of $14.6 million based on the difference between the carrying value of the exchanged notes and the portion of the consideration allocated to the fair value of the new notes. The loss is included in the general and administrative line item of our Condensed Consolidated Statements of Operations. The carrying value of the existing 2020 notes as of June 30, 2018 is $152.1 million and will continue to accrete to par using the same effective interest rate when the transaction was executed. Refer to Note 11 "Debt Instruments" in the Notes to the Condensed Consolidated Financial Statements for further details on the convertible note exchange.

Acquisition of AdsWizz Inc. ("AdsWizz")

On May 25, 2018, we completed the acquisition of AdsWizz Inc. ("AdsWizz"), a leading digital audio ad technology company with a comprehensive digital audio software suite of solutions that connects audio publishers to the advertising community, for an aggregate purchase price of $146.6 million in a combination of cash and common stock. Cash paid was $73.7 million and 9,588,312 shares of the Company's common stock were issued. The purchase price includes a contingent consideration of $5.0 million, measured at its fair value, which is dependent on achievement of certain business milestones. In addition to the purchase price, unvested options of AdsWizz were converted into unvested options to acquire our common stock. We recognized goodwill of $107.7 million, which is primarily attributable to expected synergies from future growth and strategic advances in the digital audio ad technology industry. Refer to Note 7 "Business Acquisitions" in the Notes to the Condensed Consolidated Financial Statements for further details on the acquisition of AdsWizz.

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

The table below sets forth our total listener hours for the three and six months ended June 30, 2017 and 2018.

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
Service	(in billions)		(in billions)
Advertising	4.19	3.86	8.58	7.71
Subscription	1.03	1.23	1.85	2.34
Total	5.22	5.09	10.43	10.05

Active users
We track the number of active users as an additional indicator of the breadth of audience we are reaching at a given time. Beginning with the active users disclosed in this quarterly report, we define active users as the number of distinct registered users, including subscribers, that have consumed content within the trailing 30 days to the end of the final calendar month of the period. We previously defined active users as the number of distinct registered users, including subscribers, that have requested audio from our servers during the same such period. This change in definition would not have materially changed the active users we have reported in any prior period. The number of active users may overstate the number of unique individuals who actively use our service, as one individual may use multiple accounts. To become a registered user, a person must sign-up using an email address or phone number, or access our service using a device with a unique identifier, which we use to create an account for our service.

The table below sets forth our total active users as of June 30, 2017 and 2018.

	As of June 30,
	2017	2018
	(in millions)
Active users—all services	76.0	71.4
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

The table below sets forth our RPM and LPM for our ad-supported service for the three and six months ended June 30, 2017 and 2018.

	Three months ended June 30,				Six months ended June 30,
	2017		2018		2017		2018
	RPM*	LPM	RPM*	LPM	RPM*	LPM	RPM*	LPM
Advertising	$66.15	$35.84	$68.75	$36.87	58.34	34.61	62.15	36.61
*The calculation of RPM does not include revenue generated by Ticketfly (divested) or Next Big Sound.

Advertising RPM
For the three and six months ended June 30, 2018 compared to 2017, the increase in ad RPM was primarily due to an increase in the average price per ad due to new advertising products resulting in improved monetization and partially due to a decrease in listener hours.
Advertising LPM
For the three and six months ended June 30, 2018 compared to 2017, the increase in ad LPM was primarily due to scheduled increases in rates paid to PROs for our publishing royalties and increased content acquisition costs associated with minimum guarantee accruals related to our direct license agreements with major and independent labels, distributors, PROs and publishers.
Subscription Services—Total

Paid Subscribers

Paid subscribers are defined as the number of distinct users that have current, paid access to our subscription service as of the end of the period. We track paid subscribers because it is a key indicator of the growth of our subscription services.

The below table sets forth our paid subscribers as of December 31, 2017 and June 30, 2018.

	As of December 31,	As of June 30,
	2017	2018
	(in millions)
Paid subscribers	5.48	5.98

ARPU and LPU

ARPU is defined as average monthly revenue per paid subscriber on our subscription services. LPU is defined as average monthly licensing costs per paid subscriber on our subscription services. We believe ARPU to be the central top-line indicator for evaluating the results of our monetization efforts on our subscription services. We track LPU because it is a key measure of our ability to manage costs for our subscription services. The below table sets forth our ARPU and LPU for our subscription services for the three and six months ended June 30, 2017 and 2018.

	Three months ended June 30,				Six months ended June 30,
	2017		2018		2017		2018
	ARPU	LPU	ARPU	LPU	ARPU	LPU	ARPU	LPU
Subscription Services	$4.82	$3.11	$6.52	$4.78	$4.79	$3.03	$6.41	$4.72

Subscription ARPU

For the three and six months ended June 30, 2018 compared to 2017, the increase in subscription ARPU is primarily due to the increase in subscription revenue related to an increase in Pandora Premium subscribers. Pandora Premium launched in the second quarter of 2017 at a higher price point than Pandora Plus.
Subscription LPU

For the three and six months ended June 30, 2018 compared to 2017, the increase in subscription LPU is primarily due to an increase in content acquisition costs associated with Pandora Premium and minimum guarantee accruals related to our direct license agreements with major and independent labels, distributors, PROs and publishers and an increase in rates determined by the Section 115 ruling.
Basis of Presentation and Results of Operations

The following table presents our results of operations for the periods indicated as a percentage of total revenue. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
Revenue
Advertising	74%	70%	72%	69%
Subscription and other	18	30	19	31
Ticketing service	8	—	8	—
Total revenue	100	100	100	100
Cost of revenue
Cost of revenue—Content acquisition costs	52	59	55	63
Cost of revenue—Other	7	9	8	8
Cost of revenue—Ticketing service	5	—	6	—
Total cost of revenue	65	67	69	72
Gross profit	35	33	31	28
Operating expenses
Product development	11	10	12	11
Sales and marketing	39	33	39	35
General and administrative	15	14	15	14
Goodwill impairment	35	—	19	—
Contract termination fees	6%	—%	3%	—%
Total operating expenses	106	57	88	60
Loss from operations	(71)	(24)	(57)	(31)
Interest expense	(2)	(2)	(2)	(2)
Other income, net	—	—	—	1
Total other expense, net	(2)	(1)	(2)	(1)
Loss before provision for income taxes	(73)	(26)	(59)	(33)
(Provision for) benefit from income taxes	—	2	—	1
Net loss	(73)	(24)	(59)	(32)
Net loss available to common stockholders	(77)%	(26)%	(61)%	(34)%

(1) Includes stock-based compensation as follows:
Cost of revenue - Other	0.2%	0.2%	0.2%	0.2%
Cost of revenue - Ticketing service	—	—	—	—
Product development	2.5	2.1	2.5	2.1
Sales and marketing	4.0	2.9	4.1	3.3
General and administrative	3.5	2.0	3.0	2.1
Note: Amounts may not recalculate due to rounding

Revenue

	Three months ended June 30,			Six months ended June 30,
	2017	2018	$ Change	2017	2018	$ Change
	(in thousands)			(in thousands)
Revenue
Advertising	$278,204	$271,056	$(7,148)	$501,512	$485,624	$(15,888)
Subscription and other	68,900	113,738	44,838	133,778	218,403	84,625
Ticketing service	29,730	—	(29,730)	57,548	—	(57,548)
Total revenue	$376,834	$384,794	$7,960	$692,838	$704,027	$11,189

Advertising revenue

We generate advertising revenue in contracts with customers primarily from audio, display and video advertising. We generate the majority of our advertising revenue through the delivery of advertising impressions sold on a cost per thousand basis (“CPM”). We also offer advertising on other bases such as cost per engagement (“CPE”) and cost per view ("CPV"), under which an advertiser pays us based on the number of times a listener engages with an ad. We generally recognize revenues as these deliveries occur. Our contracts for advertising revenues are typically less than twelve months in duration. For the three months ended June 30, 2017 and 2018 and the six months ended June 30, 2017 and 2018, advertising revenue accounted for 74%, 70%, 72% and 69% of our total revenue. We expect that advertising will comprise a substantial majority of revenue for the foreseeable future.

For the three months ended June 30, 2018 compared to 2017, advertising revenue decreased $7.1 million or 3%, primarily due to a decrease in ad hours resulting in a a lower number of ads sold and the termination of our services in Australia and New Zealand. This was offset by an increase in the average price per ad due to new advertising products resulting in improved monetization.

For the six months ended June 30, 2018 compared to 2017, advertising revenue decreased $15.9 million or 3%, primarily due to a decrease in the number of ads sold and the termination of our services in Australia and New Zealand, offset by an increase in the average price per ad due to new advertising products resulting in improved monetization.

Subscription and other revenue

Subscription and other revenue is generated primarily through the sale of monthly or annually paid subscriptions to Pandora Plus and Pandora Premium. The enforceable rights in monthly subscription contracts are the monthly service period, whereas the annual subscriptions are cancelable at any time. For monthly subscriptions where there are no cancellation provisions, we recognize revenue on a straight-line basis over the monthly service term. Because of the cancellation clauses for the annual subscriptions, the duration of these contracts is daily, and revenue for these contracts is recognized on a daily ratable basis. Historically, cancellation rates have been immaterial. For the three months ended June 30, 2017 and 2018 and the six months ended June 30, 2017 and 2018, subscription and other revenue accounted for 18%, 30%, 19% and 31% of our total revenue.

For the three months ended June 30, 2018 compared to 2017, subscription and other revenue increased $44.8 million or 65%, primarily due to an increase in the number of subscribers and an increase in the average price per paid subscriber due to the growth of Pandora Premium.

For the six months ended June 30, 2018 compared to 2017, subscription and other revenue increased $84.6 million or 63%, primarily due to an increase in the number of subscribers and an increase in the average price per paid subscriber due to the launch and growth of Pandora Premium.

Ticketing service

Ticketing service revenue was generated primarily from service and merchant processing fees generated on ticket sales through the Ticketfly platform. On September 1, 2017, we completed the sale of Ticketfly to Eventbrite. Ticketfly sells tickets to fans for events on behalf of clients and charges a fee per ticket or a percentage of the total convenience charge and order processing fee for its services at the time the ticket for an event is sold. Ticketing service revenue was recorded net of the face value of the ticket at the time of the sale, as Ticketfly generally acts as the agent in these transactions. For the three and six months ended June 30, 2017, ticketing service revenue accounted for approximately 8% and 8% of our total revenue. There was no ticketing service revenue in the three and six months ended June 30, 2018. Refer to Note 9 "Dispositions" in the Notes to the Condensed Consolidated Financial Statements for further details on the Ticketfly disposition.

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

Cost of revenue—Content acquisition costs

	Three months ended June 30,			Six months ended June 30,
	2017	2018	$ Change	2017	2018	$ Change
	(in thousands)			(in thousands)
Cost of revenue—Content acquisition costs	$195,875	$226,860	$30,985	$383,295	$444,440	$61,145

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

For the three months ended June 30, 2018 compared to 2017, content acquisition costs increased $31.0 million or 16% and content acquisition costs as a percentage of total revenue increased from 52% to 59%. The increase is primarily due to an increase in content acquisition costs associated with the growth of Pandora Premium, minimum guarantee accruals related to our direct license agreements with major and independent labels, distributors, PROs and publishers and, to a lesser degree, an increase in rates determined by the Section 115 ruling.

For the six months ended June 30, 2018 compared to 2017, content acquisition costs increased $61.1 million or 16% and content acquisition costs as a percentage of total revenue increased from 55% to 63%. The increase is primarily due to an increase in content acquisition costs associated with the growth of Pandora Premium, minimum guarantee accruals related to our direct license agreements with major and independent labels, distributors, PROs and publishers and, to a lesser degree, an increase in rates determined by the Section 115 ruling.

Cost of revenue—Other

	Three months ended June 30,			Six months ended June 30,
	2017	2018	$ Change	2017	2018	$ Change
	(in thousands)			(in thousands)
Cost of revenue—Other	$27,440	$32,727	$5,287	$52,972	$59,576	$6,604

Cost of revenue—other consists primarily of ad and music serving costs, costs associated with our off-platform revenue, employee-related costs, facilities and equipment costs, other costs of ad sales and amortization expense related to acquired intangible assets and internal-use software. Ad and music serving costs consist of content streaming, maintaining our streaming radio and on-demand subscription services and creating and serving advertisements through third-party ad servers. We make payments to third-party ad servers for the period the advertising impressions are delivered or click-through actions occur, and accordingly, we record this as a cost of revenue in the related period. Costs associated with our off-platform revenue consist primarily of costs paid to third party publishers related to revenues generated through the placement of ads on their sites. Employee-related costs include salaries and benefits associated with supporting music and ad-serving functions. Other costs of ad sales include costs related to music events that are included as part of certain of our advertising arrangements.

For the three months ended June 30, 2018 compared to 2017, cost of revenue—other increased $5.3 million or 19%, primarily due to a $2.1 million increase in expense related to costs associated with our off-platform revenue, increased spend on audience targeting of $1.4 million and a $1.3 million increase in amortization expense of internal-use software related to the launch of Pandora Premium and Premium Access.

For the six months ended June 30, 2018 compared to 2017, cost of revenue—other increased $6.6 million or 12%, primarily due to a $3.3 million increase in amortization expense of internal-use software related to the launch of Pandora Premium and Premium Access, a $2.1 million increase in expense related to costs associated with our off-platform revenue and a $1.2 million increase in hosting and ad serving due to increased spend on audience targeting.

Cost of revenue—Ticketing service

	Three months ended June 30,			Six months ended June 30,
	2017	2018	$ Change	2017	2018	$ Change
	(in thousands)			(in thousands)
Cost of revenue—Ticketing service	$20,510	$—	$(20,510)	$39,128	$—	$(39,128)

Cost of revenue—ticketing service consisted primarily of ticketing revenue share costs, hosting costs, credit card fees and other cost of revenue and intangible amortization expense. The majority of these costs were related to revenue share costs, which consisted of fees paid to clients for their share of convenience and order processing fees. Intangible amortization expense was related to amortization of developed technology acquired in connection with the Ticketfly acquisition. On September 1, 2017, we completed the sale of Ticketfly to Eventbrite. Refer to Note 9 "Dispositions" in the Notes to the Condensed Consolidated Financial Statements for further details on the Ticketfly disposition.

Gross margin

	Three months ended June 30,			Six months ended June 30,
	2017	2018	$ Change	2017	2018	$ Change
	(in thousands)			(in thousands)
Gross profit
Total revenue	$376,834	$384,794	$7,960	$692,838	$704,027	$11,189
Total cost of revenue	243,825	259,587	15,762	475,395	504,016	28,621
Gross profit	$133,009	$125,207	$(7,802)	$217,443	$200,011	$(17,432)
Gross margin	35%	33%		31%	28%

For the three months ended June 30, 2018 compared to 2017, gross margin decreased from 35% to 33%. The decrease is primarily due to an increase in content acquisition costs associated with the growth of Pandora Premium, minimum guarantee accruals related to our direct license agreements with major and independent labels, distributors, PROs and publishers and, to a lesser degree, an increase in rates determined by the Section 115 ruling.

For the six months ended June 30, 2018 compared to 2017, gross margin decreased from 31% to 28%. The decrease is primarily due to an increase in content acquisition costs associated with the growth of Pandora Premium, minimum guarantee accruals related to our direct license agreements with major and independent labels, distributors, PROs and publishers and, to a lesser degree, an increase in rates determined by the Section 115 ruling.

Product development

	Three months ended June 30,			Six months ended June 30,
	2017	2018	$ Change	2017	2018	$ Change
	(in thousands)			(in thousands)
Product development	$41,233	$40,351	$(882)	$80,821	$76,235	$(4,586)

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

For the three months ended June 30, 2018 compared to 2017, product development expense decreased by $0.9 million or 2%, primarily due to a $1.0 million increase in capitalized personnel driven by increased software development hours.

For the six months ended June 30, 2018 compared to 2017, product development expenses decreased by $4.6 million or 6%, primarily due to a $3.5 million decrease in employee related costs driven by the disposition of Ticketfly and a $1.9 million decrease in amortization expense of acquired intangible assets related to the launch of Pandora Premium.

Sales and marketing

	Three months ended June 30,			Six months ended June 30,
	2017	2018	$ Change	2017	2018	$ Change
	(in thousands)			(in thousands)
Sales and marketing	$145,891	$125,375	$(20,516)	$270,993	$249,591	$(21,402)

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

For the three months ended June 30, 2018 compared to 2017, sales and marketing expenses decreased $20.5 million or 14%, primarily due to a $29.3 million decrease in brand marketing due to decreased marketing spend on campaigns compared to 2017 and a $12.6 million decrease in employee-related costs driven by a decrease in average headcount primarily related to efficiency initiatives and the sale of Ticketfly. This was offset by a $13.6 million increase in customer acquisition costs and an $8.7 million increase in subscription commissions driven by an increase in subscribers as a result of Pandora Premium subscription growth.

For the six months ended June 30, 2018 compared to 2017, sales and marketing expenses decreased $21.4 million or 8%, primarily due to a $34.7 million decrease in brand marketing due to decreased marketing spend on campaigns compared to 2017, a $20.1 million decrease in employee-related costs driven by a decrease in average headcount primarily related to efficiency initiatives and the sale of Ticketfly, a $3.5 million decrease in client signing bonus amortization and a $2.4 million decrease in amortization of intangible assets, both due to the sale of Ticketfly. This was offset by a $22.0 million increase in customer acquisition costs, a $16.5 million increase in subscription commissions driven by an increase in subscribers as a result of Pandora Premium subscription growth and a $4.0 million increase in professional fees.

General and administrative

	Three months ended June 30,			Six months ended June 30,
	2017	2018	$ Change	2017	2018	$ Change
	(in thousands)			(in thousands)
General and administrative	$57,954	$53,617	$(4,337)	$102,479	$95,248	$(7,231)

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

For the three months ended June 30, 2018 compared to 2017, general and administrative expenses decreased $4.3 million or 7%, primarily due to an $8.8 million decrease in employee-related costs driven by a decrease in average headcount and prior year executive severance costs, a $6.1 million decrease in bad debt expense related to our former ticketing service, a $4.8 million decrease in legal fees due to the rate-setting proceedings under Section 115, a $1.3 million decrease in sales tax reserve related to the sale of Ticketfly and a $1.2 million decrease in impairment of internal use software. The decreases are partially offset by a $14.6 million loss on extinguishment of convertible debt and a $3.1 million increase in costs related to the acquisition of AdsWizz and the 2018 restructuring plan.

For the six months ended June 30, 2018 compared to 2017, general and administrative expenses decreased $7.2 million or 7%, primarily due to a $13.1 million decrease in employee-related costs driven by a decrease in average headcount and prior year executive severance costs, an $8.8 million decrease in legal fees primarily related to the rate-setting proceedings under Section 115 and an $7.8 million decrease in bad debt expense related to our former ticketing service. The decreases are partially offset by a $14.6 million loss on extinguishment of convertible debt and $7.8 million in costs related to the 2018 restructuring plan and the acquisition of AdsWizz.

Goodwill impairment

	Three months ended June 30,			Six months ended June 30,
	2017	2018	$ Change	2017	2018	$ Change
	(in thousands)			(in thousands)
Goodwill impairment	$131,997	$—	$(131,997)	$131,997	$—	$(131,997)

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

Contract termination fee

	Three months ended June 30,			Six months ended June 30,
	2017	2018	$ Change	2017	2018	$ Change
	(in thousands)			(in thousands)
Contract termination fee	$23,467	$—	$(23,467)	$23,467	$—	$(23,467)

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

Interest expense

Interest expense in the three and six months ended June 30, 2017 and 2018 consists primarily of interest expense on our 1.75% 2020 Notes, 1.75% 2023 Notes and our credit facility. Refer to Note 11 "Debt Instruments" in the Notes to Condensed Consolidated Financial Statements for further details on our Notes and credit facility.

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

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements and as of June 30, 2018 we had no such arrangements.

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

Liquidity and Capital Resources

As of June 30, 2018, we had cash, cash equivalents and investments totaling $420.8 million, which primarily consisted of cash and money market funds held at major financial institutions and investment-grade corporate debt securities.

Our principal uses of cash during the three and six months ended June 30, 2018 were funding our operations, as described below, and capital expenditures.

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

Our Indebtedness

Credit Facility

On December 29, 2017, we entered into a credit facility for an aggregate commitment amount of $200.0 million, with an option to increase the commitment amount by $50.0 million and a maturity date of the earliest of December 29, 2022; 120 days prior to the 2020 Notes maturity date of December 1, 2020, provided that the 2020 Notes have not been converted into common stock prior to such date; or 120 days prior to the Series A redeemable convertible preferred stock ("Series A") redemption date of September 22, 2022, provided that the Series A have not been converted into common stock prior to such date.

As of June 30, 2018, we had no outstanding borrowings, $1.4 million in letters of credit outstanding and $193.5 million of available borrowing capacity under the credit facility. We are in compliance with all financial covenants associated with the credit facility as of June 30, 2018. Refer to Note 11 "Debt Instruments" in the Notes to Consolidated Financial Statements for further details regarding our credit facility.

2020 Notes and 2023 Notes

On December 9, 2015, we completed an unregistered Rule 144A offering of $345.0 million aggregate principal amount of our 1.75% 2020 Notes. The net proceeds from the sale of the 2020 Notes were approximately $336.5 million, after deducting the initial purchaser’s fees and other estimated expenses. We used approximately $43.2 million of the net proceeds to pay the cost of the capped call transactions.

On May 24, 2018, we completed an exchange of $192.9 million in aggregate principal of the 2020 Notes in separate transactions with the note holders. Pursuant to the exchange, the note holders received $192.9 million in aggregate principal of the new 1.75% 2023 Notes. Refer to Note 11 "Debt Instruments" in the Notes to Condensed Consolidated Financial Statements for further details on our 2020 and 2023 Notes.

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

Historical Trends

The following table summarizes our cash flow data for the six months ended June 30, 2017 and 2018.

	Six months ended June 30,
	2017	2018
	(in thousands)
Net cash (used in) provided by operating activities	$(136,910)	$(31,958)
Net cash provided by (used in) investing activities	5,839	(173,586)
Net cash provided by (used in) financing activities	169,159	(2,296)

Operating activities

In the six months ended June 30, 2018, net cash used in operating activities was $32.0 million and primarily consisted of our net loss of $223.7 million, which was partially offset by non-cash charges of $109.0 million of which the most significant included $54.0 million in stock-based compensation expense, $28.1 million in depreciation and amortization expense, $14.6 million in loss on the extinguishment of our convertible debt and $10.4 million in amortization of debt discount. Net cash used in operating activities was also partially offset by a decrease in accounts receivable of $16.1 million, a decrease in prepaid content acquisition costs of $31.3 million, an increase in accrued content acquisition costs of $28.0 million and an increase in deferred revenue of $12.0 million. Net cash used in operating activities decreased by $105.0 million from the six months ended June 30, 2017, primarily due to a $183.7 million decrease in our net loss, an increase in positive working capital of $67.0 million and loss on extinguishment of $14.6 million, offset by a decrease in goodwill impairment of $132.0 million, depreciation and amortization expense of $7.1 million and stock-based compensation expense of $14.3 million.

Investing activities

In the six months ended June 30, 2018, net cash used in investing activities was $173.6 million and included $164.6 million in purchases of short-term investments, $66.9 million in payments related to acquisitions, net of cash acquired and $15.6 million of capital expenditures for internal-use software, leasehold improvements and server equipment. These payments were offset by $38.8 million in proceeds from maturities of investments and $34.7 million in proceeds from the cancellation of the Convertible Promissory Note. Net cash used in investing activities increased by $179.4 million from the six months ended June 30, 2017, primarily due to the purchase of short-term investments of $164.6 million and payments related to acquisition of $66.9 million, offset by net proceeds from the cancellation of the Convertible Promissory Note of $34.7 million and an increase in proceeds from maturities of investments of $13.5 million.

Financing activities

In the six months ended June 30, 2018, net cash used in financing activities consisted of payment of issuance costs related to the convertible debt exchange and tax withholdings related to net share settlements of restricted stock units. These payments were offset by proceeds from exercise of stock options and the employee stock purchase plan. Net cash used in financing activities increased $171.5 million from the six months ended June 30, 2017 primarily due to a decrease in proceeds from issuance of redeemable convertible preferred stock of $172.5 million, a decrease in proceeds from employee stock purchase plan of $3.9 million and a decrease in proceeds from exercise of stock options of $2.7 million.

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

Advertising Revenue

We generate advertising revenue primarily from audio, display and video advertising. We generate the majority of our advertising revenue through the delivery of advertising impressions sold on a CPM basis. We also offer advertising on other units of measure, CPE and CPV, under which an advertiser pays us based on the number of times a listener engages with an ad.

We determine that a contract exists when we have an agreed-to insertion order, whether by signature or a fully executed customer-specific agreement. The duration of our contracts is generally less than one year. Revenue is recognized as performance obligations are satisfied, which generally occurs as ads are delivered. We generally recognize revenue based on delivery information from our campaign trafficking systems. Certain advertising arrangements include performance obligations other than advertising, such as music events. For these performance obligations, revenue is recognized when the customer obtains control of the promised services, such as when a music event occurs.

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

Business Combinations, Goodwill and Intangible Assets, net

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Additionally, any contingent consideration is recorded at fair value on the acquisition date and classified as a liability. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets and contingent consideration. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

We test goodwill and intangible assets with indefinite useful lives for impairment at least annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired. We perform our annual goodwill and intangible asset impairment tests in the fourth quarter of each year.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on this evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

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

There have been no material changes to the Risk Factors described under “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, other than as set forth below. The risk factor below, which originally appeared in our Annual Report on Form 10-K for the year ended December 31, 2017, has been updated to reflect subsequent developments relevant to such risk factor.

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

We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it more difficult for us to comply. We last certified our compliance with the Payment Card Industry Data Security Standard, or PCI DSS, version 3.2 as a Level 2 merchant in 2017. As we transition to a Level 1 merchant in 2018, we have been granted an extension to our certification deadline as we work with our payment processors and external assessors to audit our expanded systems. While we plan that we will recertify our compliance with PCI DSS, there is no guarantee that we will maintain PCI DSS compliance. Our failure to comply fully with PCI DSS in the future could violate payment card association operating rules, federal and state laws and regulations and the terms of our contracts with payment processors and merchant banks. Such failure to comply fully also could subject us to fines, penalties, damages and civil liability, and could result in the loss of our ability to accept credit and debit card payments. Further, there is no guarantee that PCI DSS compliance will prevent illegal or improper use of our payment systems or the theft, loss, or misuse of data pertaining to credit and debit cards, credit and debit card holders and credit and debit card transactions.

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

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-172215	3.1	4/4/2011
3.02	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	001-35198	3.02	7/26/2016
3.03	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-35198	3.01	5/24/2018
3.04	Amended and Restated Bylaws	8-K	001-35198	3.02	5/24/2018
3.05	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	001-35198	3.1	6/14/2017
4.01	Indenture, dated as of June 1, 2018, between the Company and Citibank, N.A., as Trustee	8-K	001-35198	4.1	6/5/2018
4.02	Form of 1.75% Convertible Senior Note due 2023 (included in Exhibit 4.1)	8-K	001-35198	4.2	6/5/2018
10.01†	2014 Stock Incentive Plan of AdsWizz Inc.	S-8	333-225529	99.1	6/8/2018
10.02†	Amendment to the 2014 Stock Incentive Plan of AdsWizz Inc.	S-8	333-225529	99.2	6/8/2018
10.03†	Form of Employee Inducement Grant Agreement						X
31.01	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						X
31.02	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						X
32.01	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 8 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X
101. INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document						X
101. SCH	XBRL Taxonomy Schema Linkbase Document						X
101.CAL	XBRL Taxonomy Calculation Linkbase Document						X

101. DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

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

PANDORA MEDIA, INC.

Date: July 31, 2018	By:	/s/ Naveen Chopra
Naveen Chopra
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)