Form 10-Q
period 2018-09-30
Pandora Media, Inc.
filed 2018-11-05
CIK 1230276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35198

Pandora Media, Inc. (Exact name of registrant as specified in its charter)

Delaware	94-3352630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2100 Franklin Street, Suite 700 Oakland, CA	94612
(Address of principal executive offices)	(Zip Code)

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

The number of shares of registrant’s common stock outstanding as of October 31, 2018 was: 269,775,191.

Pandora Media, Inc.

FORM 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Pandora Media, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts) (unaudited)

	As of December 31, 2017	As of September 30, 2018
Assets
Current assets
Cash and cash equivalents	$499,597	$287,523
Short-term investments	1,250	100,119
Accounts receivable, net of allowance of $5,352 at December 31, 2017 and $7,855 at September 30, 2018	336,429	373,418
Prepaid content acquisition costs	55,668	32,219
Prepaid expenses and other current assets	19,220	25,673
Total current assets	912,164	818,952
Convertible promissory note receivable	35,471	—
Property and equipment, net	116,742	107,802
Goodwill	71,243	178,917
Intangible assets, net	19,409	55,557
Other long-term assets	11,293	11,575
Total assets	$1,166,322	$1,172,803
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities
Accounts payable	$14,896	$28,406
Accrued liabilities	34,535	72,311
Accrued content acquisition costs	97,751	123,910
Accrued compensation	47,635	45,687
Deferred revenue	31,464	55,678
Total current liabilities	226,281	325,992
Long-term debt, net	273,014	255,272
Other long-term liabilities	23,500	25,660
Total liabilities	522,795	606,924
Redeemable convertible preferred stock: 480,000 shares issued and outstanding at December 31, 2017 and 480,000 at September 30, 2018	490,849	513,270
Stockholders’ equity
Common stock: 250,867,462 shares issued and outstanding at December 31, 2017 and 269,774,079 at September 30, 2018	25	27
Additional paid-in capital	1,422,221	1,632,178
Accumulated deficit	(1,269,351)	(1,579,125)
Accumulated other comprehensive loss	(217)	(471)
Total stockholders’ equity	152,678	52,609
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,166,322	$1,172,803

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
Revenue
Advertising	$275,741	$291,856	$777,253	$777,480
Subscription and other	84,414	125,772	218,192	344,175
Ticketing service	18,484	—	76,032	—
Total revenue	378,639	417,628	1,071,477	1,121,655
Cost of revenue
Cost of revenue—Content acquisition costs	204,222	222,191	587,517	666,631
Cost of revenue—Other	27,287	39,308	80,259	98,884
Cost of revenue—Ticketing service	11,269	—	50,397	—
Total cost of revenue	242,778	261,499	718,173	765,515
Gross profit	135,861	156,129	353,304	356,140
Operating expenses
Product development	39,469	42,553	120,290	118,788
Sales and marketing	107,588	124,760	378,581	374,351
General and administrative	48,171	47,273	150,650	142,521
Goodwill impairment	—	—	131,997	—
Contract termination (benefit) fees	(423)	—	23,044	—
Total operating expenses	194,805	214,586	804,562	635,660
Loss from operations	(58,944)	(58,457)	(451,258)	(279,520)
Interest expense	(7,592)	(6,768)	(22,377)	(20,799)
Other income, net	559	1,684	866	6,033
Total other expense, net	(7,033)	(5,084)	(21,511)	(14,766)
Loss before (provision for) benefit from income taxes	(65,977)	(63,541)	(472,769)	(294,286)
(Provision for) benefit from income taxes	(266)	(125)	(877)	6,933
Net loss	$(66,243)	$(63,666)	$(473,646)	$(287,353)
Net loss available to common stockholders	$(84,562)	$(71,251)	$(506,493)	$(309,774)
Basic and diluted net loss per common share	$(0.34)	$(0.27)	$(2.10)	$(1.19)
Weighted-average basic and diluted common shares	245,810	268,058	241,579	260,327

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
Net loss	$(66,243)	$(63,666)	$(473,646)	$(287,353)
Change in foreign currency translation adjustment	(729)	(243)	(600)	(241)
Change in net unrealized gain (loss) on marketable securities	8	(5)	50	(13)
Other comprehensive loss	(721)	(248)	(550)	(254)
Total comprehensive loss	$(66,964)	$(63,914)	$(474,196)	$(287,607)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pandora Media, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2017	2018
Operating activities
Net loss	$(473,646)	$(287,353)
Adjustments to reconcile net loss to net cash used in operating activities
Goodwill impairment	131,997	—
Loss on dispositions	9,459	2,173
Loss on extinguishment of convertible debt	—	14,600
Depreciation and amortization	49,121	44,167
Stock-based compensation	98,327	82,802
Amortization (accretion) of premium on investments	78	(1,200)
Accretion of discount on convertible promissory note receivable	(171)	(534)
Other operating activities	290	802
Amortization of debt discount	14,934	15,391
Interest income	(258)	(810)
Provision for bad debt	10,851	3,960
Changes in operating assets and liabilities
Accounts receivable	(11,294)	(20,160)
Prepaid content acquisition costs	(33,842)	32,529
Prepaid expenses and other assets	(17,955)	(4,892)
Accounts payable, accrued and other current liabilities	(257)	26,193
Accrued content acquisition costs	6,063	26,159
Accrued compensation	(12,646)	550
Other long-term liabilities	(532)	(9,286)
Deferred revenue	5,618	14,914
Reimbursement of cost of leasehold improvements	5,236	894
Net cash used in operating activities	(218,627)	(59,101)
Investing activities
Purchases of property and equipment	(12,861)	(7,290)
Internal-use software costs	(13,948)	(15,235)
Payments related to acquisition, net of cash acquired	—	(66,924)
Purchases of investments	—	(244,744)
Proceeds from maturities of investments	37,084	147,170
Proceeds from cancellation of convertible promissory note receivable	—	34,742
Proceeds from sales of subsidiaries, net of cash	122,912	—
Net cash provided by (used in) investing activities	133,187	(152,281)
Financing activities
Proceeds from issuance of redeemable convertible preferred stock	480,000	—
Payments of issuance costs	(29,284)	(4,886)
Repayment of debt arrangements	(90,000)	—
Proceeds from employee stock purchase plan	8,012	4,156
Proceeds from exercise of stock options	7,836	779
Tax withholdings related to net share settlements of restricted stock units	—	(1,651)
Net cash provided by (used in) financing activities	376,564	(1,602)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	237	(347)
Net increase (decrease) in cash, cash equivalents and restricted cash	291,361	(213,331)
Cash, cash equivalents and restricted cash at beginning of period	201,820	500,854
Cash, cash equivalents and restricted cash at end of period	$493,181	$287,523
Supplemental disclosures of cash flow information
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$2,294	$1,515
Cash paid during the period for interest	$5,791	$3,659
Accretion of preferred stock issuance costs	$29,259	$—
Stock dividend payable to preferred stockholders	$3,588	$22,421
Contingent consideration related to acquisition	$—	$5,000
Fair value of shares issued related to acquisition	$—	$72,956
Fair value of convertible promissory note received as partial consideration for sale of subsidiary	$36,203	$—
Employee stock purchase plan ("ESPP") purchases	$11,387	$7,169

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

Certain changes in presentation have been made to conform the prior period presentation to current period reporting. We have shown the changes in the total of cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows.

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

Convertible Senior Notes due 2023 ("2023 Notes")

We allocate the principal amount of our 2023 Notes between the liability and equity components. The value assigned to the debt components of the 2023 Notes is the estimated fair value as of the issuance date of similar debt without the conversion feature. The difference between the fair value of the total instrument and this estimated fair value of the debt component represents the value which has been assigned to the equity component. The equity component is recorded to additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the Notes over the carrying amount of the liability component is recorded as a debt discount, and is being amortized

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

to interest expense using the effective interest method through the December 1, 2023 maturity date. We allocate the total amount of transaction costs incurred to the liability and equity components.

Concentration of Credit Risk

For the three and nine months ended September 30, 2017 and 2018, we had no customers that accounted for more than 10% of our total revenue. As of December 31, 2017 and September 30, 2018, we had no customers that accounted for more than 10% of our total accounts receivable.

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

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Contract Assets and Liabilities

We record those services which we have delivered and have a right to invoice as a contract asset. We record any payments which are received or due in advance of our performance, and where a contract exists, as contract liabilities. The increase in the deferred revenue balance as of  September 30, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $29.4 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2017.

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

4.                        Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments consisted of the following:

	As of December 31, 2017	As of September 30, 2018
	(in thousands)
Cash and cash equivalents
Cash	$146,294	$134,862
Money market funds	353,303	51,273
Commercial paper	—	89,387
Certificates of deposit	—	7,504
U.S. government and government agency debt securities	—	4,497
Total cash and cash equivalents	$499,597	$287,523
Short-term investments
Commercial paper	$—	$80,915
Corporate debt securities	1,250	19,204
Total short-term investments	$1,250	$100,119
Cash, cash equivalents and investments	$500,847	$387,642

Our short-term investments have maturities of twelve months or less and are classified as available-for-sale.

The following table summarizes our available-for-sale securities’ adjusted cost, gross unrealized losses and fair value by significant investment category as of September 30, 2018. We had no gross unrealized gains as of September 30, 2018. As of December 31, 2017, the adjusted cost and fair value by significant investment category are the same.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	As of September 30, 2018
	Adjusted Cost	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$51,273	$—	$51,273
Commercial paper	170,302	—	170,302
Certificates of deposit	7,504	—	7,504
Corporate debt securities	19,217	(13)	19,204
U.S. government and government agency debt securities	4,497	—	4,497
Total cash equivalents and marketable securities	$252,793	$(13)	$252,780

All of our investments have maturities of twelve months or less as of December 31, 2017 and September 30, 2018.

The unrealized losses on our available-for-sale securities as of September 30, 2018 were not significant. We had no securities that had been in a continuous unrealized loss position for greater than 12 months as of December 31, 2017 and September 30, 2018. As of September 30, 2018, we considered the decreases in market value on our available-for-sale securities to be temporary in nature and did not consider any of our investments to be other-than-temporarily impaired. During the three and nine months ended September 30, 2018, we did not recognize any impairment charges. There were no sales of available-for-sale securities during the three and nine months ended September 30, 2018.

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

The following fair value hierarchy tables categorize information regarding our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and September 30, 2018:

	As of December 31, 2017
	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(in thousands)
Assets
Money market funds	$353,303	$—	$353,303
Corporate debt securities	—	1,250	1,250
Total assets measured at fair value	$353,303	$1,250	$354,553

	As of September 30, 2018
	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(in thousands)
Assets
Money market funds	$51,273	$—	$51,273
Commercial paper	—	170,302	170,302
Certificate of deposit	—	7,504	7,504
Corporate debt securities	—	19,204	19,204
U.S. government and government agency debt securities	—	4,497	4,497
Total assets measured at fair value	$51,273	$201,507	$252,780

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

As of December 31, 2017 and September 30, 2018, we held no Level 3 assets or liabilities measured on a recurring basis. The fair value of our convertible subordinated promissory note receivable ("Convertible Promissory Note") was calculated on a nonrecurring basis as of September 1, 2017 and was classified as a Level 3 measurement within the fair value hierarchy as of December 31, 2017. The Convertible Promissory Note was canceled on March 30, 2018. Refer to Note 10 "Convertible Promissory Note Receivable" in the Notes to Condensed Consolidated Financial Statements for further details on the cancellation of the Convertible Promissory Note.

The fair value of our 2023 Notes was calculated on a nonrecurring basis as of May 24, 2018. Refer to Note 11, "Debt Instruments", in the Notes to Condensed Consolidated Financial Statements for the carrying amount and estimated fair value of our 2023 Notes and 2020 Notes (collectively the "Notes"), which are not recorded at fair value as of September 30, 2018.

6.                       Commitments and Contingencies

Minimum Guarantees and Other Provisions—Content Acquisition Costs

Certain of our content acquisition agreements contain minimum guarantees, and require that we make upfront minimum guarantee payments. During the three and nine months ended September 30, 2018, we prepaid $148.6 million and $321.3 million in content acquisition costs related to minimum guarantees. As of September 30, 2018, we have future minimum guarantee commitments of $183.7 million, of which $57.7 million will be paid in 2018 and the remainder will be paid thereafter. On a quarterly basis, we record the greater of the cumulative actual content acquisition costs incurred or the cumulative minimum guarantee based on forecasted usage for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasted usage, considers factors such as listening hours, revenue, subscribers and other terms of each agreement that impact our expected attainment or recoupment of the minimum guarantees based on the relative attribution method.

Several of our content acquisition agreements also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if triggered, could cause our payments under those agreements to escalate. In addition, record labels, publishers and performing rights organizations ("PROs") with whom we have entered into direct license agreements have the right to audit our content acquisition payments, and any such audit could result in disputes over whether we have paid the proper content acquisition costs. However, as of September 30, 2018, we do not believe it is probable that these provisions of our agreements discussed above will, individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations or cash flows.

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

The following table summarizes the allocation of estimated fair values of the net assets acquired during the nine months ended September 30, 2018, including the related estimated useful lives, where applicable:

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

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

8.                       Goodwill and Intangible Assets

During the nine months ended September 30, 2018, we completed the acquisition of AdsWizz. The changes in the carrying amount of goodwill for the nine months ended September 30, 2018, are as follows:

9/30/2018
(in thousands)
Balance as of December 31, 2017	$71,243
Goodwill related to acquisition of AdsWizz	107,674
Balance as of September 30, 2018	$178,917

The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangible assets:

	As of December 31, 2017			As of September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)			(in thousands)
Finite-lived intangible assets
Patents	$8,030	$(3,289)	$4,741	$8,030	$(3,839)	$4,191
Developed technology	27,950	(13,608)	14,342	59,950	(20,160)	39,790
Customer relationships	940	(940)	—	12,940	(1,988)	10,952
Trade names	1,320	(994)	326	1,920	(1,296)	624
Total finite-lived intangible assets	$38,240	$(18,831)	$19,409	$82,840	$(27,283)	$55,557
Note: Amounts may not recalculate due to rounding

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Amortization expense of intangible assets was $1.9 million and $4.3 million for the three months ended September 30, 2017 and 2018. Amortization expense of intangible assets was $11.2 million and $8.5 million for the nine months ended September 30, 2017 and 2018.

The following is a schedule of future amortization expense related to finite-lived intangible assets as of September 30, 2018.

As of September 30, 2018
(in thousands)
Remainder of 2018	$4,299
2019	16,696
2020	16,401
2021	11,877
2022	5,193
Thereafter	1,091
Total future amortization expense	$55,557

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

In the nine months ended September 30, 2018, we recognized a loss on sale of $2.1 million related to the cancellation of the Convertible Promissory Note. The loss is included in the general and administrative line item of our Condensed Consolidated Statements of Operations and was based on the cancellation fee of $34.7 million.

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

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

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

(in thousands except for effective interest rate)
Effective interest rate	14.73%
Contractually stated interest income	$1,892
Amortization of discount	$1,221

11.                       Debt Instruments

Long-term debt, net consisted of the following:

	As of December 31,	As of September 30,
	2017	2018
	(in thousands)
1.75% convertible senior notes due 2020	$345,000	$152,100
Unamortized discount and deferred issuance costs	(71,986)	(24,453)
Carrying value of 1.75% convertible senior notes due 2020	$273,014	$127,647
1.75% convertible senior notes due 2023	—	192,900
Unamortized discount and deferred issuance costs	—	(65,275)
Carrying value of 1.75% convertible senior notes due 2023	$—	$127,625
Long-term debt, net	$273,014	$255,272

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
On May 24, 2018, we exchanged $192.9 million in aggregate principal of the 2020 Notes for new 2023 Notes. As a result of the transaction, $192.9 million in aggregate principal of the 2020 Notes was extinguished. The extinguishment resulted in the derecognition of the carrying value of the debt, including the debt discount, of $157.4 million. We recognized a loss on exchange of $14.6 million based on the difference between the carrying value of the exchanged notes and the portion of the consideration allocated to the fair value of the new notes. The loss is included in the general and administrative line item of our Condensed Consolidated Statements of Operations. The carrying value of the existing 2020 notes as of September 30, 2018 is $127.6 million and will continue to accrete to par using the same effective interest rate as when the transaction was executed.

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

Convertible Debt Offering Due 2023

On May 24, 2018, we completed an exchange of $192.9 million in aggregate principal of the 2020 notes in separate transactions with the note holders. Pursuant to the exchange, the note holders received $192.9 million in aggregate principal of the 1.75% 2023 Notes.

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

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

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

The 2023 Notes were separated into debt and equity components and assigned a fair value. The value assigned to the debt component is the estimated fair value as of the issuance date of similar debt without the conversion feature. The initial debt component of the 2023 Notes was valued at $124.3 million, which is net of $3.2 million of fees and expenses allocated to the debt component. The difference between the fair value of the total instrument and this estimated fair value of the debt component represents the value which has been assigned to the equity component. The fair value of the equity component reported in additional paid-in capital is $67.3 million, which is net of $1.7 million of fees and expenses allocated to the equity component. The difference between the principal exchanged, which is par value or $192.9 million, and the estimated fair value of the new debt represents the amount recorded as a debt discount. The debt discount is being amortized using the effective interest method over the period from the date of issuance through the December 1, 2023 maturity date.

The following tables outlines the effective interest rate, contractually stated interest expense and costs related to the amortization of the discount for the Notes:

	Three months ended September 30,
	2017	2018	2017	2018
	2020 Notes		2023 Notes
	(in thousands except for effective interest rate)
Effective interest rate	10.18%	10.18%	N/A	10.38%
Contractually stated interest expense	$1,509	$691	N/A	$844
Amortization of discount	$5,135	$2,593	N/A	$2,381

	Nine months ended September 30,
	2017	2018	2017	2018
	2020 Notes		2023 Notes
	(in thousands except for effective interest rate)
Effective interest rate	10.18%	10.18%	N/A	10.38%
Contractually stated interest expense	$4,511	$3,320	N/A	$1,191
Amortization of discount	$14,934	$12,031	N/A	$3,360

The total estimated fair value of the 2020 Notes and 2023 Notes as of September 30, 2018 was $148.7 million and $222.7 million. The fair value was determined using a methodology that combines direct market observations with quantitative pricing models to generate evaluated prices. We consider the fair value of the Notes to be a Level 2 measurement due to the limited trading activity of the Notes.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The closing price of our common stock was $9.51 on September 30, 2018, which was less than the initial conversion price for the 2020 Notes and 2023 Notes of approximately $16.42 and $9.57 per share. As such, the if-converted values of the 2020 Notes and 2023 Notes were less than the principal amounts of $152.1 million and $192.9 million.

Credit Facility

On December 29, 2017, we entered into a credit facility for an aggregate commitment amount of $200.0 million, with an option to increase the commitment amount by $50.0 million. As of September 30, 2018, the credit facility had a maturity date of the earliest of December 29, 2022; 120 days prior to the 2020 Notes maturity date of December 1, 2020, provided that the 2020 Notes have not been converted into common stock prior to such date; or 120 days prior to the Series A redeemable convertible preferred stock ("Series A") redemption date of September 22, 2022, provided that the Series A has not been converted into common stock prior to such date. The amount of borrowings available under the credit facility at any time is limited by our monthly accounts receivable balance at such time. The credit facility is further described in Note 9 "Debt Instruments" in our Annual Report on Form 10-K for the year ended December 31, 2017.

As of September 30, 2018, we had no outstanding borrowings, $0.8 million in letters of credit outstanding and $199.2 million of available borrowing capacity under the credit facility. We are in compliance with all financial covenants associated with the credit facility as of September 30, 2018.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

12.                       Redeemable Convertible Preferred Stock

In June 2017, we entered into an agreement with Sirius XM Radio Inc. ("Sirius XM Radio") to sell 480,000 shares of Series A for $1,000 per share, with gross proceeds of $480.0 million. The Series A shares were issued in two rounds: an initial closing of 172,500 shares for $172.5 million that occurred on June 9, 2017 upon signing the agreement with Sirius XM Radio, and an additional closing of 307,500 shares for $307.5 million that occurred on September 22, 2017. Total proceeds from the initial and additional closing, net of preferred stock issuance costs of $29.3 million, were $450.7 million.

The voting rights, conversion feature, redemption feature, fundamental changes and recognition of the Series A is further described in Note 10 "Redeemable Convertible Preferred Stock" in our Annual Report on Form 10-K for the year ended December 31, 2017.

As of December 31, 2017 and September 30, 2018, redeemable convertible preferred stock consisted of the following:

	As of December 31,	As of September 30,
	2017	2018
	(in thousands)	(in thousands)
Series A redeemable convertible preferred stock	$480,000	$480,000
Issuance costs	(29,318)	(29,318)
Accretion of issuance costs	29,318	29,318
Stock dividend payable to preferred stockholders	10,849	33,270
Redeemable convertible preferred stock	$490,849	$513,270

13.                       Stock-based Compensation Plans and Awards

Employee Stock-Based Awards

Our 2011 Equity Incentive Plan (the "2011 Plan") provides for the issuance of stock options, restricted stock units and other stock-based awards to our employees. The 2011 Plan is administered by the compensation committee of our board of directors.

Stock options

We measure stock-based compensation expense for stock options at the grant date fair value of the award and recognize expense on a straight-line basis over the requisite service period, which is generally the vesting period. We estimate the fair value of stock options using the Black-Scholes option-pricing model. During the three months ended September 30, 2017 and 2018, we recorded stock-based compensation expense from stock options of approximately $0.9 million and $1.5 million. During the nine months ended September 30, 2017 and 2018, we recorded stock-based compensation expense from stock options of approximately $6.9 million and $3.6 million.

The per-share fair value of each stock option was determined on the grant date using the Black-Scholes option pricing model using the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
Expected life (in years)	6.25	N/A	5.93 - 6.25	2.05 - 6.25
Risk-free interest rate	1.97%	N/A	1.92 - 2.18%	2.49 - 2.79%
Expected volatility	61%	N/A	61%	58 - 60%
Expected dividend yield	0%	N/A	0%	0%

Restricted stock units ("RSUs")

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The fair value of RSUs is expensed ratably over the vesting period. RSUs typically have an initial annual cliff vest and then vest quarterly thereafter over the service period, which is generally three to four years. During the three months ended September 30, 2017 and 2018, we recorded stock-based compensation expense from RSUs of approximately $27.7 million and $26.3 million. During the nine months ended September 30, 2017 and 2018, we recorded stock-based compensation expense from RSUs of approximately $86.5 million and $76.2 million.

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

The following assumptions for the Black-Scholes option pricing model were used to determine the per-share fair value of shares to be granted under the ESPP:

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
Expected life (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	0.65 - 1.13%	1.83 - 2.24%	0.44 - 1.13%	1.13 - 2.24%
Expected volatility	39 - 45%	57%	39 - 52%	45 - 57%
Expected dividend yield	0%	0%	0%	0%

During the three months ended September 30, 2017 and 2018, we withheld $1.9 million and $1.9 million in contributions from employees and recognized $1.0 million and $0.9 million of stock-based compensation expense related to the ESPP, respectively. During the nine months ended September 30, 2017 and 2018, we withheld $8.0 million and $5.5 million in contributions from employees and recognized $2.9 million and $2.5 million of stock-based compensation expense related to the ESPP, respectively. In the three months ended September 30, 2017 and 2018, 739,922 and 855,415 shares of common stock were issued under the ESPP. In the nine months ended September 30, 2017 and 2018, 1,287,687 and 1,651,405 shares of common stock were issued under the ESPP.

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows:

	Three months ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(in thousands)		(in thousands)
Stock-based compensation expense
Cost of revenue—Other	$803	$742	$2,432	$2,284
Cost of revenue—Ticketing service	6	—	69	—
Product development	8,428	8,884	25,765	23,329
Sales and marketing	14,059	11,300	42,657	34,209
General and administrative	6,805	7,912	27,404	22,980
Total stock-based compensation expense	$30,101	$28,838	$98,327	$82,802

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

14.                       Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed by giving effect to all potential shares of common stock, including stock options, restricted stock units, market stock units, performance-based RSUs, potential ESPP shares and instruments convertible into common stock, to the extent dilutive. For the three and nine months ended September 30, 2017 and 2018, basic net loss per common share was the same as diluted net loss per common share, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of historical basic and diluted net loss per common share:

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
	(in thousands except per share amounts)
Numerator
Net loss	$(66,243)	$(63,666)	$(473,646)	$(287,353)
Less: Stock dividend payable and transaction costs	18,319	7,585	32,847	22,421
Net loss available to common stockholders	(84,562)	(71,251)	(506,493)	(309,774)
Denominator
Weighted-average basic and diluted common shares	245,810	268,058	241,579	260,327
Net loss per common share, basic and diluted	$(0.34)	$(0.27)	$(2.10)	$(1.19)

The following potential common shares outstanding were excluded from the computation of diluted net loss per common share because including them would have been anti-dilutive:

	As of September 30,
	2017	2018
	(in thousands)
Shares issuable upon conversion of preferred stock	46,057	48,883
Restricted stock units	20,990	25,614
Shares issuable upon conversion of 2023 Notes	—	20,154
Options to purchase common stock	6,206	6,368
Performance awards*	1,486	875
Shares issuable pursuant to the ESPP	859	848
Total common stock equivalents	75,598	102,742
*Includes potential common shares outstanding for Market Stock Units and Performance Stock Units

On December 9, 2015, we completed an offering of our 1.75% convertible senior notes due 2020. As we have the intention to settle the 2020 Notes either partially or wholly in cash, under the treasury stock method, the 2020 Notes will generally have a dilutive impact on earnings per share if we are in a net income position for the period and if our average stock price for the period exceeds approximately $16.42 per share of our common stock, the conversion price of the 2020 Notes. For the period from the issuance of the offering of the 2020 Notes through September 30, 2018, the conversion feature of the 2020 Notes was anti-dilutive, as we were in a net loss position for all periods and our average stock price was less than the conversion price.

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

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

15.                       Restructuring Charges

Reductions in Force

On January 31, 2018, we announced efforts to prioritize our strategic growth initiatives and optimize overall business performance, including a reduction in force plan ("2018 Reduction in Force") affecting approximately 5% of our employee base. Our Board of Directors approved the plan on January 11, 2018 and affected employees were informed of the plan on January 31, 2018. In the nine months ended September 30, 2018, we incurred costs and cash expenditures for the 2018 Reduction in Force totaling $7.6 million, substantially all of which are related to employee severance and benefits costs. These costs are included in the product development, sales and marketing and general and administrative line items of our Condensed Consolidated Statements of Operations. The 2018 Reduction in Force was completed and all amounts were paid in the nine months ended September 30, 2018.

On January 12, 2017, we announced a reduction in force plan ("2017 Reduction in Force") affecting approximately 7% of our U.S. employee base, excluding Ticketfly. In the nine months ended September 30, 2017, we incurred approximately $6.0 million of cash expenditures for the 2017 Reduction in Force, substantially all of which were related to employee severance and benefits costs. In the nine months ended September 30, 2017, total reduction in force expenses were $5.6 million, which was lower than cash reduction in force costs due to a credit related to non-cash stock-based compensation expense reversals for unvested equity awards. These costs are included in the cost of revenue—other, product development, sales and marketing and general and administrative line items of our Condensed Consolidated Statements of Operations. The 2017 Reduction in Force was completed and all amounts were paid in 2017.

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

In accordance with ASU 2018-05 and Staff Accounting Bulletin No. 118 ("SAB 118"), we recognized the provisional tax impacts related to the revaluation of net deferred tax assets and the impact of the changes to the limitation on the deductibility of executive compensation, offset with a valuation allowance, during the year ended December 31, 2017. As of September 30, 2018, we have not made any additional measurement period adjustments related to these items. Such adjustments may be necessary in future periods due to, among other things, additional analysis and changes in interpretations and assumptions as applicable and additional regulatory guidance that may be issued. We are continuing to gather information to assess the application of the Act.

Acquisition of AdsWizz

As a result of the acquisition of AdsWizz, deferred tax liabilities were established for the book-tax basis difference primarily related to acquired intangible assets. The net deferred tax liabilities provided an additional source of income to support the realizability of pre-existing deferred tax assets. As a result, during the nine months ended September 30, 2018, we released $7.2 million of our valuation allowance and recorded an income tax benefit. Refer to Note 7 "Business Combination" in the Notes to the Condensed Consolidated Financial Statements for further details on the acquisition of AdsWizz.

17.                       Sirius XM Holdings Inc. Merger Agreement

On September 23, 2018, we entered in to an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with Sirius XM Holdings Inc. ("Sirius XM"), a Delaware corporation, and White Oaks Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Sirius XM. Subject to the terms and conditions set forth in the Merger Agreement, the Company will be acquired by and become a wholly owned subsidiary of Sirius XM (the "Merger"). On the date the Merger is effected, (i) all of our common stock issued and outstanding immediately prior to the effective date of the Merger will be converted into the right to receive validly issued, fully paid and non-assessable shares of Sirius XM common stock at an exchange ratio of 1.44 and (ii) all of our Redeemable Convertible Preferred Stock will be canceled without consideration.

Pandora Media, Inc.
Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Pursuant to the Merger Agreement, on October 24, 2018, the "go-shop" period expired. On October 24, 2018, we announced and informed Sirius XM that we had actively solicited alternative acquisition proposals during the "go-shop" period from potential acquirers. During such time, none of these parties executed a confidentiality agreement or otherwise expressed an interest in pursuing a transaction and no other party proposed an alternative transaction. We are now subject to customary "no-shop" provisions that limit our ability to solicit alternative acquisition proposals, subject to customary provisions.

The consummation of the Merger is subject to certain conditions, including approval by the stockholders of both Sirius XM and the Company, the satisfaction of certain regulatory approvals and other customary closing conditions. If we terminate the Merger Agreement under certain circumstances, we may be required to pay Sirius XM a termination fee of $105.0 million.

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

This Quarterly Report on Form 10-Q contains "forward-looking statements" that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, plans and objectives of management, economic, competitive and technological trends and consummation of the proposed merger with Sirius XM Holdings Inc. ("Sirius XM"). In some cases, you can identify forward-looking statements by terms such as "anticipate," "believe," "estimate," "expect," "intend," "may," "might," "plan," "project," "will," "would," "should," "could," "can," "predict," "potential," "continue," "objective," or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Risk Factors" included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017, the possibility that the closing of the proposed merger with Sirius XM may be delayed or may fail to occur, and risks related to the disruption of the proposed merger and the effect of the announcement of the proposed merger on our ability to attract and retain key personnel and maintain relationships with our customers, vendors and other third parties.. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. We qualify all of our forward-looking statements by these cautionary statements. These and other factors could cause our results to differ materially from those expressed in this Quarterly Report on Form 10-Q.

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

For the three months ended September 30, 2018, we streamed 4.81 billion hours of content, and as of September 30, 2018, we had 68.8 million active users during the trailing 30-day period and 6.76 million paid subscribers. Since we launched the Pandora service in 2005 our listeners have created over 13 billion stations.

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

Recent Events

Sirius XM Merger Agreement

On September 23, 2018, we entered in to an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with Sirius XM, a Delaware corporation, and White Oaks Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Sirius XM. Subject to the terms and conditions set forth in the Merger Agreement, the Company will be acquired by and become a wholly owned subsidiary of Sirius XM (the "Merger"). On the date the Merger is effected, (i) all of our common stock issued and outstanding immediately prior to the effective date of the Merger will be converted into the right to receive validly issued, fully paid and non-assessable shares of Sirius XM common stock at an exchange ratio of 1.44 and (ii) all of our Redeemable Convertible Preferred Stock will be canceled without consideration.

Pursuant to the Merger Agreement, on October 24, 2018, the "go-shop" period expired. On October 24, 2018, we announced and informed Sirius XM that we had actively solicited alternative acquisition proposals during the "go-shop" period from potential acquirers. During such time, none of these parties executed a confidentiality agreement or otherwise expressed an interest in pursuing a transaction and no other party proposed an alternative transaction. We are now subject to customary "no-shop" provisions that limit our ability to solicit alternative acquisition proposals, subject to customary provisions.

The consummation of the Merger is subject to certain conditions, including approval by the stockholders of both Sirius XM and the Company, the satisfaction of certain regulatory approvals and other customary closing conditions. If we terminate the Merger Agreement under certain circumstances, we may be required to pay Sirius XM a termination fee of $105.0 million.

Convertible Debt Exchange

On May 24, 2018 we exchanged $192.9 million in aggregate principal of the Convertible Senior Notes due 2020 (the "2020 Notes") for new Convertible Senior Notes due 2023 (the "2023 Notes") (collectively the "Notes"). Pursuant to the exchange, the note holders received $192.9 million in aggregate principal of the new 1.75% 2023 Notes. The exchange qualified as an extinguishment of the original notes. The extinguishment resulted in the derecognition of the carrying value of the debt, including the debt discount. We recognized a loss on exchange of $14.6 million based on the difference between the carrying value of the exchanged notes and the portion of the consideration allocated to the fair value of the new notes. The loss is included in the general and administrative line item of our Condensed Consolidated Statements of Operations. The carrying value of the existing 2020 notes as of September 30, 2018 is $127.6 million and will continue to accrete to par using the same effective interest rate when the transaction was executed. Refer to Note 11 "Debt Instruments" in the Notes to the Condensed Consolidated Financial Statements for further details on the convertible note exchange.

Acquisition of AdsWizz Inc. ("AdsWizz")

On May 25, 2018, we completed the acquisition of AdsWizz Inc. ("AdsWizz"), a leading digital audio ad technology company with a comprehensive digital audio software suite of solutions that connects audio publishers to the advertising community, for an aggregate purchase price of $146.6 million in a combination of cash and common stock. Cash paid was $73.7 million and 9,588,312 shares of the Company's common stock were issued. The purchase price includes a contingent consideration of $5.0 million, measured at its fair value, which is dependent on achievement of certain business milestones. In addition to the purchase price, unvested options of AdsWizz were converted into unvested options to acquire our common stock. We recognized goodwill of $107.7 million, which is primarily attributable to expected synergies from future growth and strategic advances in the digital audio ad technology industry. Refer to Note 7 "Business Combinations" in the Notes to the Condensed Consolidated Financial Statements for further details on the acquisition of AdsWizz.

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

The rate structure for the statutory license for reproduction rights under Section 115 expired at the end of 2017. A new rate structure was set in January 2018, covering the period from January 1, 2018 through December 31, 2022, by a three judge CRB panel, and we were one of five commercial music service operators (along with Amazon, Apple, Google and Spotify) that participated in rate-setting proceedings that determined these rates (the "Phonorecords III Proceedings"). The Nashville Songwriters Association International, the National Association of Music Publishers and George Johnson Music Publishing also participated in the Phonorecords III Proceedings. A trial before the CRB concluded in April 2017, and the CRB rendered a decision in January 2018 ("the Initial Determination"). If the Initial Determination is adopted and affirmed, the "all-in" rate that streaming services, including Pandora, will pay to music publishers and songwriters for the mechanical rights and performance rights needed in connection with interactive streaming will increase annually between 2018 and 2022: from 11.4% of revenues or 22.0% of label payments in 2018, to 15.1% of revenues or 26.2% of label payments in 2022. Certain per-subscriber minimum royalty floors also apply depending on the type of service. The CRB has issued certain clarifications and modifications to the Initial Determination at the request of the participants in the Phonorecords III Proceedings, though none of these clarifications or modifications change the basic rate structure of the Initial Determination or are expected to have a significant effect on the rates the Company pays under the Initial Determination. Once the final CRB decision is published in the Federal Register, it may be appealed for review by the DC Circuit Court of Appeals.

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

The table below sets forth our total listener hours for the three and nine months ended September 30, 2017 and 2018.

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
Service	(in billions)		(in billions)
Advertising	3.91	3.59	12.49	11.30
Subscription	1.24	1.22	3.09	3.56
Total	5.15	4.81	15.58	14.86

Active users
We track the number of active users as an additional indicator of the breadth of audience we are reaching at a given time. We define active users as the number of distinct registered users, including subscribers, that have consumed content within the trailing 30 days to the end of the final calendar month of the period. The number of active users may overstate the number of unique individuals who actively use our service, as one individual may use multiple accounts. To become a registered user, a person must sign-up using an email address or phone number, or access our service using a device with a unique identifier, which we use to create an account for our service. Prior to the second quarter of 2018, we defined active users as the number of distinct registered users, including subscribers, that have requested audio from our servers during the trailing 30 days to the end of the final calendar month of the period.

The table below sets forth our total active users as of September 30, 2017 and 2018.

	As of September 30,
	2017	2018
	(in millions)
Active users—all services	73.7	68.8
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

The table below sets forth our RPM and LPM for our ad-supported service for the three and nine months ended September 30, 2017 and 2018.

	Three months ended September 30,				Nine months ended September 30,
	2017		2018		2017		2018
	RPM*	LPM	RPM*	LPM	RPM*	LPM	RPM*	LPM
Advertising	$70.27	$37.01	$77.84	$37.80	$62.08	$35.36	$67.14	$36.99
*The calculation of RPM does not include revenue generated by Ticketfly (divested), Next Big Sound or AdsWizz.

Advertising RPM
For the three and nine months ended September 30, 2018 compared to 2017, the increase in ad RPM was primarily due to an increase in the average price per ad due to new advertising products resulting in improved monetization and partially due to a decrease in listener hours.
Advertising LPM
For the three and nine months ended September 30, 2018 compared to 2017, the increase in ad LPM was primarily due to scheduled increases in rates paid to PROs for our publishing royalties and minimum guarantee accruals related to our direct license agreements with major and independent labels, distributors, PROs and publishers and an increase in per play rates adjusted for inflation.
Subscription Services—Total

Paid Subscribers

Paid subscribers are defined as the number of distinct users that have current, paid access to our subscription service as of the end of the period. We track paid subscribers because it is a key indicator of the growth of our subscription services.

The below table sets forth our paid subscribers as of December 31, 2017 and September 30, 2018.

	As of December 31,	As of September 30,
	2017	2018
	(in millions)
Paid subscribers	5.48	6.76

ARPU and LPU

ARPU is defined as average monthly revenue per paid subscriber on our subscription services. LPU is defined as average monthly licensing costs per paid subscriber on our subscription services. We believe ARPU to be the central top-line indicator for evaluating the results of our monetization efforts on our subscription services. We track LPU because it is a key measure of our ability to manage costs for our subscription services. The below table sets forth our ARPU and LPU for our subscription services for the three and nine months ended September 30, 2017 and 2018.

	Three months ended September 30,				Nine months ended September 30,
	2017		2018		2017		2018
	ARPU	LPU	ARPU	LPU	ARPU	LPU	ARPU	LPU
Subscription Services	$5.58	$3.87	$6.68	$4.51	$5.05	$3.33	$6.51	$4.64

Subscription ARPU

For the three and nine months ended September 30, 2018 compared to 2017, the increase in subscription ARPU is primarily due to an increase in Pandora Premium subscribers. Pandora Premium launched in the second quarter of 2017 at a higher price point than Pandora Plus.
Subscription LPU

For the three months ended September 30, 2018 compared to 2017, the increase in subscription LPU is primarily due to an increase in content acquisition costs associated with Pandora Premium and an increase in accrued content acquisition costs due to higher rates determined by the Section 115 ruling.
For the nine months ended September 30, 2018 compared to 2017, the increase in subscription LPU is primarily due to an increase in content acquisition costs associated with Pandora Premium and minimum guarantee accruals related to our direct license agreements with major and independent labels, distributors, PROs and publishers and an increase in accrued content acquisition costs due to higher rates determined by the Section 115 ruling.
Basis of Presentation and Results of Operations

The following table presents our results of operations for the periods indicated as a percentage of total revenue. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
Revenue
Advertising	73%	70%	73%	69%
Subscription and other	22	30	20	31
Ticketing service	5	—	7	—
Total revenue	100	100	100	100
Cost of revenue
Cost of revenue—Content acquisition costs	54	53	55	59
Cost of revenue—Other	7	9	7	9
Cost of revenue—Ticketing service	3	—	5	—
Total cost of revenue	64	63	67	68
Gross profit	36	37	33	32
Operating expenses
Product development	10	10	11	11
Sales and marketing	28	30	35	33
General and administrative	13	11	14	13
Goodwill impairment	—	—	12	—
Contract termination (benefit) fees	—	—	2	—
Total operating expenses	51	51	75	57
Loss from operations	(16)	(14)	(42)	(25)
Interest expense	(2)	(2)	(2)	(2)
Other income, net	—	—	—	1
Total other expense, net	(2)	(1)	(2)	(1)
Loss before (provision for) benefit from income taxes	(17)	(15)	(44)	(26)
(Provision for) benefit from income taxes	—	—	—	1
Net loss	(17)	(15)	(44)	(26)
Net loss available to common stockholders	(22)%	(17)%	(47)%	(28)%

(1) Includes stock-based compensation as follows:
Cost of revenue - Other	0.2%	0.2%	0.2%	0.2%
Cost of revenue - Ticketing service	—	—	—	—
Product development	2.2	2.1	2.4	2.1
Sales and marketing	3.7	2.7	4.0	3.0
General and administrative	1.8	1.9	2.6	2.0
Note: Amounts may not recalculate due to rounding

Revenue

	Three months ended September 30,			Nine months ended September 30,
	2017	2018	$ Change	2017	2018	$ Change
	(in thousands)			(in thousands)
Revenue
Advertising	$275,741	$291,856	$16,115	$777,253	$777,480	$227
Subscription and other	84,414	125,772	41,358	218,192	344,175	125,983
Ticketing service	18,484	—	(18,484)	76,032	—	(76,032)
Total revenue	$378,639	$417,628	$38,989	$1,071,477	$1,121,655	$50,178

Advertising revenue

We generate advertising revenue in contracts with customers primarily from audio, display and video advertising. We generate the majority of our advertising revenue through the delivery of advertising impressions sold on a cost per thousand basis (“CPM”). We also offer advertising on other bases such as cost per engagement (“CPE”) and cost per view ("CPV"), under which an advertiser pays us based on the number of times a listener engages with an ad. We generally recognize revenues as these deliveries occur. Our contracts for advertising revenues are typically less than twelve months in duration. For the three months ended September 30, 2017 and 2018 and the nine months ended September 30, 2017 and 2018, advertising revenue accounted for 73%, 70%, 73% and 69% of our total revenue. We expect that advertising will comprise a majority of revenue for the foreseeable future.

For the three months ended September 30, 2018 compared to 2017, advertising revenue increased $16.1 million or 6%, primarily due to our off-platform revenue related to the AdsWizz acquisition and an increase in the average price per ad due to new advertising products resulting in improved monetization. This is offset by a decrease in ad hours resulting in a lower number of ads sold.

For the nine months ended September 30, 2018 compared to 2017, advertising revenue was relatively flat and increased $0.2 million despite increases in the average price per ad due to new advertising products resulting in improved monetization and increases in our off-platform revenue related to the AdsWizz acquisition, which were offset by a decrease in the number of ads sold and the termination of our services in Australia and New Zealand.

Subscription and other revenue

Subscription and other revenue is generated primarily through the sale of monthly or annually paid subscriptions to Pandora Plus and Pandora Premium. The enforceable rights in monthly subscription contracts are the monthly service period, whereas the annual subscriptions are cancelable at any time. For monthly subscriptions where there are no cancellation provisions, we recognize revenue on a straight-line basis over the monthly service term. Because of the cancellation clauses for the annual subscriptions, the duration of these contracts is daily, and revenue for these contracts is recognized on a daily ratable basis. Historically, cancellation rates have been immaterial. For the three months ended September 30, 2017 and 2018 and the nine months ended September 30, 2017 and 2018, subscription and other revenue accounted for 22%, 30%, 20% and 31% of our total revenue.

For the three and nine months ended September 30, 2018 compared to 2017, subscription and other revenue increased $41.4 million or 49% and $126.0 million or 58%, respectively, primarily due to an increase in the number of subscribers and an increase in the average price per paid subscriber due to the growth of Pandora Premium.

Ticketing service

Ticketing service revenue was generated primarily from service and merchant processing fees generated on ticket sales through the Ticketfly platform. On September 1, 2017, we completed the sale of Ticketfly to Eventbrite. Ticketfly sells tickets to fans for events on behalf of clients and charges a fee per ticket or a percentage of the total convenience charge and order processing fee for its services at the time the ticket for an event is sold. Ticketing service revenue was recorded net of the face value of the ticket at the time of the sale, as Ticketfly generally acts as the agent in these transactions. For the three and nine months ended September 30, 2017, ticketing service revenue accounted for approximately 5% and 7% of our total revenue. There was no ticketing service revenue in the three and nine months ended September 30, 2018. Refer to Note 9 "Dispositions" in the Notes to the Condensed Consolidated Financial Statements for further details on the Ticketfly disposition.

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

Cost of revenue—Content acquisition costs

	Three months ended September 30,			Nine months ended September 30,
	2017	2018	$ Change	2017	2018	$ Change
	(in thousands)			(in thousands)
Cost of revenue—Content acquisition costs	$204,222	$222,191	$17,969	$587,517	$666,631	$79,114

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

For the three months ended September 30, 2018 compared to 2017, content acquisition costs increased $18.0 million or 9% and content acquisition costs as a percentage of total revenue decreased from 54% to 53%. The decrease in content acquisition costs as a percentage of total revenue is primarily due to improved monetization related to new advertising products and a decrease in minimum guarantee accruals related to our direct license agreements with major and independent labels, distributors, PROs and publishers and a decrease to royalty obligations with certain labels.

For the nine months ended September 30, 2018 compared to 2017, content acquisition costs increased $79.1 million or 13% and content acquisition costs as a percentage of total revenue increased from 55% to 59%. The increase in content acquisition costs as a percentage of revenue is primarily due to minimum guarantee accruals related to our direct license agreements with major and independent labels, distributors, PROs and publishers and, to a lesser degree, an increase in rates determined by the Section 115 ruling.

Cost of revenue—Other

	Three months ended September 30,			Nine months ended September 30,
	2017	2018	$ Change	2017	2018	$ Change
	(in thousands)			(in thousands)
Cost of revenue—Other	$27,287	$39,308	$12,021	$80,259	$98,884	$18,625

Cost of revenue—other consists primarily of ad and music serving costs, costs associated with our off-platform revenue, employee-related costs, facilities and equipment costs, other costs of ad sales and amortization expense related to acquired intangible assets and internal-use software. Ad and music serving costs consist of content streaming, maintaining our streaming radio and on-demand subscription services and creating and serving advertisements through third-party ad servers. We make payments to third-party ad servers for the period the advertising impressions are delivered or click-through actions occur, and accordingly, we record this as a cost of revenue in the related period. Costs associated with our off-platform revenue consist primarily of costs paid to third party publishers related to revenues generated through the placement of ads on their properties. Employee-related costs include salaries and benefits associated with supporting music and ad-serving functions. Other costs of ad sales include costs related to music events that are included as part of certain of our advertising arrangements.

For the three months ended September 30, 2018 compared to 2017, cost of revenue—other increased $12.0 million or 44%, primarily due to a $5.9 million increase in expense related to costs associated with our off-platform revenue, a $2.4 million increase in spend on audience targeting and a $2.8 million increase in amortization expense of acquired intangible assets and internal-use software related to the launch Premium Access.

For the nine months ended September 30, 2018 compared to 2017, cost of revenue—other increased $18.6 million or 23%, primarily due to an $8.0 million increase in expense related to costs associated with our off-platform revenue, a $4.5 million increase in amortization expense of internal-use software related to the launch of Pandora Premium and Premium Access and a $3.6 million increase in spend on audience targeting.

Cost of revenue—Ticketing service

	Three months ended September 30,			Nine months ended September 30,
	2017	2018	$ Change	2017	2018	$ Change
	(in thousands)			(in thousands)
Cost of revenue—Ticketing service	$11,269	$—	$(11,269)	$50,397	$—	$(50,397)

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

Gross margin

	Three months ended September 30,			Nine months ended September 30,
	2017	2018	$ Change	2017	2018	$ Change
	(in thousands)			(in thousands)
Gross profit
Total revenue	$378,639	$417,628	$38,989	$1,071,477	$1,121,655	$50,178
Total cost of revenue	242,778	261,499	18,721	718,173	765,515	47,342
Gross profit	$135,861	$156,129	$20,268	$353,304	$356,140	$2,836
Gross margin	36%	37%		33%	32%

For the three months ended September 30, 2018 compared to 2017, gross margin increased from 36% to 37%. The increase is primarily due to improved monetization associated with our new advertising products.

For the nine months ended September 30, 2018 compared to 2017, gross margin decreased from 33% to 32%. The decrease is primarily due to an increase in content acquisition costs associated with the growth of Pandora Premium, minimum guarantee accruals related to our direct license agreements with major and independent labels, distributors, PROs and publishers and, to a lesser degree, an increase in rates determined by the Section 115 ruling.

Product development

	Three months ended September 30,			Nine months ended September 30,
	2017	2018	$ Change	2017	2018	$ Change
	(in thousands)			(in thousands)
Product development	$39,469	$42,553	$3,084	$120,290	$118,788	$(1,502)

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

For the three months ended September 30, 2018 compared to 2017, product development expenses increased by $3.1 million or 8%, primarily due to a $3.3 million increase in employee expenses due to the AdsWizz acquisition and investment in product, offset by a $1.2 million increase in capitalized personnel driven by increased software development hours.

For the nine months ended September 30, 2018 compared to 2017, product development expenses decreased by $1.5 million or 1%, primarily due to a $2.9 million decrease in expenses for Pandora Premium prior to launch, which included amortization expense of acquired intangible assets reclassified to cost of revenue—other and other professional fees. This was offset by a $1.6 million increase in equipment costs for ongoing product development activities.

Sales and marketing

	Three months ended September 30,			Nine months ended September 30,
	2017	2018	$ Change	2017	2018	$ Change
	(in thousands)			(in thousands)
Sales and marketing	$107,588	$124,760	$17,172	$378,581	$374,351	$(4,230)

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

For the three months ended September 30, 2018 compared to 2017, sales and marketing expenses increased $17.2 million or 16%, primarily due to a $16.1 million increase in direct marketing costs and a $5.4 million increase in subscription commissions driven by an increase in subscribers as a result of Pandora Premium subscription growth. This was offset by a $4.4 million decrease in employee-related costs driven by a decrease in average headcount primarily related to efficiency initiatives and the sale of Ticketfly.

For the nine months ended September 30, 2018 compared to 2017, sales and marketing expenses decreased $4.2 million or 1%, primarily due to a $26.7 million decrease in employee-related and facilities costs driven by efficiency initiatives and the sale of Ticketfly and a $5.3 million decrease in client signing bonus and intangible asset amortization related to the sale of Ticketfly. This was offset by a $21.9 million increase in subscription commissions driven by an increase in subscribers primarily as a result of Pandora Premium subscription growth and a $2.9 million net increase in marketing expense related to the strategic shift from brand marketing to direct marketing.

General and administrative

	Three months ended September 30,			Nine months ended September 30,
	2017	2018	$ Change	2017	2018	$ Change
	(in thousands)			(in thousands)
General and administrative	$48,171	$47,273	$(898)	$150,650	$142,521	$(8,129)

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

For the three months ended September 30, 2018 compared to 2017, general and administrative expenses remained relatively flat, decreasing by $0.9 million or 2%, primarily due to the prior year loss recognized on the sale of Ticketfly of $9.4 million, offset by a $9.2 million increase in transaction related costs to advisers for the planned acquisition by Sirius XM and the 2018 restructuring plan.

For the nine months ended September 30, 2018 compared to 2017, general and administrative expenses decreased $8.1 million or 5%, primarily driven by a $13.7 million decrease in employee-related costs as a result of efficiency initiatives and the absence of prior year executive severance costs and an $8.7 million decrease in legal fees primarily related to the rate-setting proceedings under Section 115. Additionally, there were several non-recurring costs in 2017 such as the loss on the sale of Ticketfly of $9.4 million and $6.9 million of bad debt expense related to our former ticketing service. These were offset by non-recurring costs in 2018 such as $17.0 million in transaction related costs to advisers for the planned acquisition by Sirius XM, the AdsWizz acquisition and the 2018 restructuring plan and a $14.6 million loss on extinguishment of convertible debt.

Goodwill impairment

	Three months ended September 30,			Nine months ended September 30,
	2017	2018	$ Change	2017	2018	$ Change
	(in thousands)			(in thousands)
Goodwill impairment	$—	$—	$—	$131,997	$—	$(131,997)

For the nine months ended September 30, 2017, goodwill impairment was $132.0 million and consisted primarily of $131.7 million of impairment expense related to the write down of Ticketfly goodwill which was based on the fair value of Ticketfly's net assets as implied by the estimated purchase price of $184.5 million, which includes an aggregate purchase price of $200.0 million, less estimated purchase price adjustments of $10.9 million for certain indemnification provisions and costs to sell of $4.8 million.

Contract termination fee

	Three months ended September 30,			Nine months ended September 30,
	2017	2018	$ Change	2017	2018	$ Change
	(in thousands)			(in thousands)
Contract termination fee	$(423)	$—	$423	$23,044	$—	$(23,044)

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

Interest expense

Interest expense in the three and nine months ended September 30, 2017 and 2018 consists primarily of interest expense on our 1.75% 2020 Notes, 1.75% 2023 Notes and our credit facility. Refer to Note 11 "Debt Instruments" in the Notes to Condensed Consolidated Financial Statements for further details on our Notes and credit facility.

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

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements and as of September 30, 2018 we had no such arrangements.

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

Liquidity and Capital Resources

As of September 30, 2018, we had cash, cash equivalents and investments totaling $387.6 million, which primarily consisted of cash and money market funds held at major financial institutions and investment-grade commercial paper and corporate debt securities.

Our principal uses of cash during the three and nine months ended September 30, 2018 were funding our operations, as described below, and capital expenditures.

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

In connection with the execution of the Merger Agreement with Sirius XM on September 23, 2018, we agreed to various customary covenants, including, among others, covenants related to (i) the conduct of our business during the interim period between the execution of the Merger Agreement and the closing of the transaction, (ii) the amendment and restatement of organizational documents, (iii) the acquisition, disposition and transfer of assets, (iv) the entry into material contracts and (v) the issuance, sale, pledge or encumbrance of capital stock. We do not believe the restrictions resulting from these covenants will prevent us from sufficiently funding our operations, including satisfying our obligations and meeting general working capital needs, over the next twelve months.

The Merger Agreement provides certain termination rights for Sirius XM and us. Upon termination of the Merger Agreement under specified circumstances, we may be required to pay Sirius XM a termination fee of $105.0 million.

Our Indebtedness

Credit Facility

On December 29, 2017, we entered into a credit facility for an aggregate commitment amount of $200.0 million, with an option to increase the commitment amount by $50.0 million. As of September 30, 2018 the credit facility had a maturity date of the earliest of December 29, 2022; 120 days prior to the 2020 Notes maturity date of December 1, 2020, provided that the 2020 Notes have not been converted into common stock prior to such date; or 120 days prior to the Series A redeemable convertible preferred stock ("Series A") redemption date of September 22, 2022, provided that the Series A have not been converted into common stock prior to such date.

As of September 30, 2018, we had no outstanding borrowings, $0.8 million in letters of credit outstanding and $199.2 million of available borrowing capacity under the credit facility. We are in compliance with all financial covenants associated with the credit facility as of September 30, 2018. Refer to Note 11 "Debt Instruments" in the Notes to Consolidated Financial Statements for further details regarding our credit facility.

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

Redeemable Convertible Preferred Stock

In June 2017, we entered into an agreement with Sirius XM Radio Inc. ("Sirius XM Radio") to sell 480,000 shares of Series A redeemable convertible preferred stock ("Series A") for $1,000 per share, with gross proceeds of $480.0 million. The Series A shares were issued in two rounds: an initial closing of 172,500 shares for $172.5 million that occurred on June 9, 2017 upon signing the agreement with Sirius XM Radio, and an additional closing of 307,500 shares for $307.5 million that occurred on September 22, 2017 upon the receipt of antitrust clearance and the completion of other customary closing conditions. Refer to Note 12 "Redeemable Convertible Preferred Stock" in the Notes to Condensed Consolidated Financial Statements for further details on the redeemable convertible preferred stock.

Capital Expenditures

Consistent with previous periods, future capital expenditures will primarily focus on acquiring additional hosting and general corporate infrastructure. Our access to capital is adequate to meet our anticipated capital expenditures for our current plans.

Historical Trends

The following table summarizes our cash flow data for the nine months ended September 30, 2017 and 2018.

	Nine months ended September 30,
	2017	2018
	(in thousands)
Net cash used in operating activities	$(218,627)	$(59,101)
Net cash provided by (used in) investing activities	133,187	(152,281)
Net cash provided by (used in) financing activities	376,564	(1,602)

Operating activities

In the nine months ended September 30, 2018, net cash used in operating activities was $59.1 million and primarily consisted of our net loss of $287.4 million, which was partially offset by non-cash charges of $161.4 million of which the most significant included $82.8 million in stock-based compensation expense, $44.2 million in depreciation and amortization expense, $14.6 million in loss on the extinguishment of our convertible debt and $15.4 million in amortization of debt discount. Net cash used in operating activities also included an increase in accounts receivable of $20.2 million and was partially offset by an increase in accrued content acquisition costs of $26.2 million, an increase in accounts payable, accrued and other liabilities of $26.2 million, an increase in deferred revenue of $14.9 million and a decrease in prepaid content acquisition costs of $32.5 million. Net cash used in operating activities decreased by $159.5 million from the nine months ended September 30, 2017, primarily due to a $186.3 million decrease in our net loss largely due to a goodwill impairment charge of $132.0 million, improvements in operating costs and an increase in positive working capital of $126.5 million. This was offset by a charge for loss on extinguishment of convertible debt of $14.6 million.

Investing activities

In the nine months ended September 30, 2018, net cash used in investing activities was $152.3 million and included $244.7 million in purchases of short-term investments, $66.9 million in payments related to acquisition, net of cash acquired and $15.2 million of capital expenditures for internal-use software, leasehold improvements and server equipment. These payments were offset by $147.2 million in proceeds from maturities of investments and $34.7 million in proceeds from the cancellation of the Convertible Promissory Note. Net cash used in investing activities increased by $285.5 million from the nine months ended September 30, 2017, primarily due to the purchase of short-term investments of $244.7 million and payments related to the acquisition of AdsWizz of $66.9 million, offset by net proceeds from the cancellation of the Convertible Promissory Note of $34.7 million and an increase in proceeds from maturities of investments of $110.1 million.

Financing activities

In the nine months ended September 30, 2018, net cash used in financing activities was $1.6 million and consisted of payment of issuance costs related to the convertible debt exchange of $4.9 million and tax withholdings related to net share settlements of restricted stock units of $1.7 million. These payments were offset by proceeds from the employee stock purchase plan of $4.2 million. Net cash used in financing activities increased $378.2 million from the nine months ended September 30, 2017 primarily due to a decrease in proceeds from issuance of redeemable convertible preferred stock of $480.0 million, offset by a decrease in the repayment of debt arrangements of $90.0 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on this evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before deciding to invest in our common stock, you should carefully consider each of the risk factors associated with the Company's business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 and in Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018. Those risks and the risks described in this Quarterly Report on Form 10-Q, including in the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," could materially harm our business, financial condition, operating results, cash flow and prospects. If that occurs, the trading price of our common stock could decline, and you may lose all or part of your investment.

There have been no material changes to the Risk Factors described under “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, other than as set forth below and as set forth in Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

The announcement and pendency of the Merger Agreement with Sirius XM could have an adverse effect on our business, financial condition or results of operations.

As described previously, on September 23, 2018, we entered in to an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with Sirius XM Holdings Inc. ("Sirius XM"), a Delaware corporation, and White Oaks Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Sirius XM. Subject to the terms and conditions set forth in the Merger Agreement, the Company will be acquired by and become a wholly owned subsidiary of Sirius XM (the "Merger"). On the date the Merger is effected, all of our common stock issued and outstanding immediately prior to the effective date of the Merger will be converted into the right to receive validly issued, fully paid and non-assessable shares of Sirius XM common stock at an exchange ratio of 1.44. Uncertainty about the impact of the Merger on our employees, customers and other third parties may materially impact our business and operations in an adverse manner. Our employees may experience uncertainty about their roles leading up to and following the Merger, and there can be no assurance we will be able to successfully attract and retain key employees. Any loss of, or distraction to, our employees could have a material adverse effect on our business and operations. We have diverted, and will continue to divert, significant management resources towards the completion of the Merger, which could materially adversely affect our business, financial condition or results of operations. In addition, we have incurred, and will continue to incur, significant expenses for professional services and other transaction costs in connection with the Merger, and many of those expenses are payable by us regardless of whether or not the Merger is consummated.

Our customers and other third parties may experience uncertainty associated with the Merger. Some customers, vendors or other third parties of Pandora may change, delay or defer decisions with respect to existing or future business relationships which could negatively and materially impact our business, financial condition or results of operations.

Pursuant to the terms of the Merger Agreement, we are subject to certain covenants regarding the conduct of our business during the interim period between the execution of the Merger Agreement and the closing of the transaction, including covenants related to our ability to enter into material contracts and acquire or dispose of assets. These covenants may prevent us from taking actions with respect to our business that we may consider advantageous and result in our inability to respond effectively to competitive pressures or industry developments, among other things, which could thereby harm our business, financial condition or results of operations.

Completion of the Merger with Sirius XM is subject to a number of conditions beyond our control. If the Merger is not completed, our stock price may significantly decline, in particular to the extent our stock price reflects an assumption that the Merger will be completed. Failure to complete the Merger may also result in negative publicity and a negative impression of us in the business community. Any adverse effect on our business resulting from the announcement and pendency of the Merger could continue or accelerate in the event of a failure to complete the Merger. Accordingly, our business, financial condition or results of operations may be materially harmed as a result of any failure to complete the Merger.

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By	Filed Herewith
2.01*	Agreement and Plan of Merger and Reorganization dated as of September 23, 2018, by and among Sirius XM Holdings Inc., a Delaware corporation, White Oaks Acquisition Corp., a Delaware corporation, and Pandora Media, Inc., a Delaware corporation.	8-K	001-35198	2.1	9/24/2018
3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-172215	3.1	4/4/2011
3.02	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	001-35198	3.02	7/26/2016
3.03	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-35198	3.01	5/24/2018
3.04	Amended and Restated Bylaws	8-K	001-35198	3.02	5/24/2018
3.05	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	001-35198	3.1	6/14/2017
4.01	Indenture, dated as of June 1, 2018, between the Company and Citibank, N.A., as Trustee	8-K	001-35198	4.1	6/5/2018
4.02	Form of 1.75% Convertible Senior Note due 2023 (included in Exhibit 4.1)	8-K	001-35198	4.2	6/5/2018
10.01†	Offer letter with Aimée Lapic, dated November 22, 2017						X
10.02
Amendment No. 2 to Credit Agreement, dated as of December 29, 2017, by and among the Company and Pandora Media California, LLC, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, National Association as joint lead arrangers and joint book runners, dated September 21, 2018
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

PANDORA MEDIA, INC.

Date: November 5, 2018	By:	/s/ Naveen Chopra
Naveen Chopra
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)